Form 10-Q
period 1997-10-31
LOGILITY INC
filed 1997-12-15
CIK 1043915

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 1997
                               ---------------------

                              OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission File Number:   0-23057
                        --------------



                                LOGILITY, INC.
               -------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Georgia                                            58-2281338
   ------------------                                 ----------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                       Identification Number)

470 East Paces Ferry Road, N.E., Atlanta, Georgia              30305
-------------------------------------------------           -----------
(Address of principal executive offices)                     (Zip Code)

                                (404) 261-9777
               ------------------------------------------------
             (Registrant's telephone number, including area code)


                                     None
-------------------------------------------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No
     -------      -------

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

         Class                              Outstanding at December 11, 1997
------------------------------             ----------------------------------
Common Stock, no par value                         13,830,000  Shares

                                LOGILITY, INC.

                                   Form 10-Q

                        Quarter Ended October 31, 1997

                                     Index

                                                                                 Page
                                                                                Number
                                                                               --------

Part I - Financial Information

     Item 1.  Financial Statements

        Condensed Balance Sheets (Unaudited)
           October 31, 1997 and April 30, 1997                                    3

        Condensed Statements of Operations (Unaudited)
           Three and Six Months Ended October 31, 1997 and 1996                   4

        Condensed Statements of Cash Flows (Unaudited)
           Six Months Ended October 31, 1997 and October 31, 1996                 5

        Notes to Condensed Financial Statements (Unaudited)                       6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                     7-15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk         15

Part II - Other Information                                                      16

                        PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                      LOGILITY, INC.
                                           Condensed Balance Sheets (Unaudited)
                                                      (in thousands)
                                                                                   October 31,   April 30,
                                                                                       1997        1997
                                                                                   -----------   ---------
Current Assets:
   Cash and cash equivalents                                                        $31,038       $   732
   Trade accounts receivable, less allowance for doubtful
         accounts of $421 at October 31, 1997 and
         April 30, 1997:
               Billed                                                                 5,942         3,843
               Unbilled                                                               3,438         2,737
Prepaid expenses and other current assets                                               158           147
                                                                                    -------       -------
         Total current assets                                                        40,576         7,459
Furniture and equipment, less accumulated depreciation                                1,181           876
Intangible assets, less accumulated amortization                                      7,171         7,732
Other assets, net                                                                       300           300
                                                                                    -------       -------

                                                                                    $49,228       $16,367
                                                                                    =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   2,685         1,266
   Accrued compensation and related costs                                             1,080         1,305
   Deferred revenues                                                                  4,544         3,886
   Other current liabilities                                                          2,336           445
                                                                                    -------       -------
         Total current liabilities                                                   10,645         6,902
Deferred income taxes                                                                 2,687         2,797
                                                                                    -------       -------
         Total liabilities                                                           13,332         9,699
                                                                                    -------       -------

Shareholders' equity:
   Preferred stock:  2,000,000 shares authorized; no shares issued                        -             -
   Common stock, no par value; 20,000,000 shares authorized;
         13,500,000 and 11,300,500 shares issued and outstanding
         as of October 31, 1997 and April 30, 1997, respectively                          -             -
   Additional paid-in capital                                                        38,809         7,919
   Divisional equity                                                                      -         1,871
   Accumulated deficit                                                               (2,913)       (3,122)
                                                                                    -------       -------
         Total shareholders' equity                                                  35,896         6,668

   Commitments and contingencies
                                                                                   --------       -------
                                                                                    $49,228       $16,367
                                                                                   ========       =======

See accompanying notes to condensed financial statements.

                                                   LOGILITY, INC.
                                   Condensed Statements of Operations (Unaudited)
                                        (In thousands, except per share data)


                                                         Three Months  Ended                Six Months Ended
                                                              October 31,                      October 31,
                                                  --------------------------------     -----------------------------
                                                       1997              1996             1997             1996
                                                  -------------      -------------     ----------      -------------
Revenues:
   License fees                                          $ 5,360           $ 1,724          $ 9,707          $ 4,411
   Maintenance                                             1,745             1,208            3,557            2,353
   Services                                                1,896               957            3,485            1,917
                                                  --------------     -------------     ------------     ------------
         Total revenues                                    9,001             3,889           16,749            8,681
                                                  --------------     -------------     ------------     ------------

Cost of revenues:
   License fees                                            1,344               907            2,575            1,761
   Maintenance                                               390               291              743              539
   Services                                                  881               463            1,576              925
                                                  --------------     -------------     ------------     ------------
         Total cost of revenues                            2,615             1,661            4,894            3,225
                                                  --------------     -------------     ------------     ------------

Gross margin                                               6,386             2,228           11,855            5,456
                                                  --------------     -------------     ------------     ------------

Operating expenses:
   Research and development                                2,230             1,400            4,051            2,992
   Less:  Capitalized development                           (812)             (573)          (1,428)          (1,471)
   Sales and marketing                                     3,242             2,373            6,672            4,876
   General and administrative                                828               572            1,438            1,100
                                                  --------------     -------------     ------------     ------------
         Total operating expenses                          5,488             3,772           10,733            7,497
                                                  --------------     -------------     ------------     ------------

         Operating income (loss)                             898            (1,544)           1,122           (2,041)

   Other income, net                                          63                 -               63                -
                                                  --------------     -------------     ------------     ------------

         Operating income (loss) before
         income taxes                                        961            (1,544)           1,185           (2,041)

   Income taxes                                                -                 -                -                -
                                                  --------------     -------------     ------------     ------------

         Net income (loss)                               $   961           $(1,544)         $ 1,185          $(2,041)
                                                  ==============     =============     ============     ============

   Net income (loss) per common share                    $ $0.08           $ (0.14)         $  0.10          $ (0.18)
                                                  ==============     =============     ============     ============

   Weighted average common shares
         outstanding & common stock equivalents           11,902            11,300           11,601           11,300
                                                  ==============     =============     ============     ============


See accompanying notes to condensed financial statements.

                                LOGILITY, INC.
                Condensed Statements of Cash Flows (Unaudited)
                                (in thousands)

                                                                                 Six Months Ended
                                                                                    October 31,
                                                                       ---------------------------------------
                                                                             1997                    1996
                                                                       ----------------        ---------------
Cash flows from operating activities:
   Net income (loss)                                                        $ 1,185                $(2,041)
   Adjustments to reconcile net income (loss) to net cash
       Provided by operating activities:
          Depreciation and amortization                                       2,190                  1,491
          (Increase) decrease in assets:
              Accounts receivable                                            (2,799)                    69
              Other assets                                                      (12)                     -
          Increase (decrease) in liabilities:
              Accounts payable, accrued costs and other                       2,585                   (158)
              Deferred revenues                                                 658                    728
                                                                            -------                -------

                       Net cash provided by operating activities              3,807                     89
                                                                            -------                -------
Cash flows from investing activities:
   Additions to capitalized computer software development costs              (1,428)                (1,471)
   Additions to purchased computer software costs                               (57)                   (13)
   Purchases of furniture and equipment                                        (450)                  (155)
                                                                            -------                -------

                       Net cash used in investing activities                 (1,935)                (1,639)
                                                                            -------                -------

Cash flows from financing activities:
   Deferred income taxes resulting from Tax Sharing Agreement                  (110)                    67
   Contributions from American Software, Inc.                                     -                  1,598
   Dividends paid to American Software, Inc.                                   (231)                     -
   Proceeds, net, from issuance of common stock                              28,775                      -
                                                                            -------                -------

                       Net cash provided by financing activities             28,434                  1,665
                                                                            -------                -------

                       Net change in cash                                    30,306                    115

                       Cash and cash equivalents at beginning of period         732                     13
                                                                            -------                -------

                       Cash and cash equivalents at end of period           $31,038                $   128
                                                                            =======                =======


See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


A. Basis of Presentation

   The accompanying condensed financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information presented in the condensed financial statements reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the periods indicated. These financial statements should be read in conjunction with the final prospectus, as filed with the SEC on October 7, 1997 (Registration No. 33-33385), in conjunction with the Company's initial public offering. The interim results reflected in the condensed financial statements are not necessarily indicative of the results to be expected for the full year.

   The Company is approximately an 81% owned subsidiary of American Software, Inc. (American Software), a publicly held applications software provider of enterprise resource planning solutions (NASDAQ-AMSWA).


B. Completion of Initial Public Offering

   On October 10, 1997, the Company successfully completed its initial public offering of common stock. The Company sold 2.2 million shares of Common Stock in the initial public offering for approximately $31.9 million less issuance costs of $3.1 million.

   On November 6, 1997, the Company sold 330,000 shares of Common Stock as part of the underwriters' over-allotment from the initial public offering for $4.8 million less issuance costs of approximately $335,000.

                                 LOGILITY, INC.
      Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



OVERVIEW

Logility, Inc. ("Logility" or the "Company") develops, markets and supports software applications that optimize the operating efficiencies of manufacturers, suppliers, distributors, retailers and other organizations along the "value chain." The value chain refers to the complex network of relationships that organizations maintain with trading partners to source, manufacture and deliver products to the customer. The Company's solution, Logility Value Chain Solutions, consists of an integrated client-server software suite that provides advanced collaborative planning and integrated logistics capabilities that are designed to reduce inventory costs, improve forecast accuracy, decrease order cycle times, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service. The Company markets its solution world-wide, primarily to large enterprises that require a comprehensive planning and execution solution. Sales are made through a dedicated sales force and through relationships with third-party vendors (including American Software) and service providers.

Until recently, the Company conducted its business and operations as three separate business units of American Software: a supply chain planning software group, a warehouse management software group and a transportation management software group. Effective January 1997, American Software transferred substantially all of the business, operations (including research and development), assets and associated liabilities of its Supply Chain Planning division to the Company. Effective August 1997, American Software transferred to the Company the WarehousePRO software and substantially all associated operations, assets and liabilities. Effective August 1997, American Software's wholly-owned subsidiary, Distribution Sciences, Inc., was merged into the Company, transferring its business, operations, assets and liabilities, including the Transportation Planning and Transportation Management software, to the Company. The Company's condensed financial statements included herein present the combined assets, liabilities and results of operations for the three business units for all periods.

The Company's revenues are derived primarily from three sources: software licenses, maintenance and services. Software licenses generally are based upon the number of modules, servers, users and/or sites licensed. License fee revenues are recognized at the time of product delivery, provided no significant future obligation exists and collection is deemed probable. Maintenance agreements typically are for a one- to three-year term and usually are entered into at the time of the initial product license. Maintenance revenues are recognized ratably over the term of the maintenance agreement. Services revenues consist primarily of fees from software implementation, training, consulting and customization services and are recognized as the services are rendered.

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases in those items for the three months ended October 31, 1997 and 1996:


                                                           Percentage of                 Pct. Change
                                                          Total Revenues                 in Dollars
                                                       --------------------             ------------
                                                        1997          1996              1997 vs 1996
                                                       ------        ------             ------------
Revenues:
   License fees                                           60%          44 %                 211%
   Maintenance                                            19            31                   44
   Services                                               21            25                   98
                                                       -----         -----                 ----
         Total revenues                                  100           100                  131
                                                       -----         -----                 ----

Cost of revenues:
   License fees                                           15            23                   48
   Maintenance                                             4             8                   34
   Services                                               10            12                   90
                                                       -----         -----                 ----
         Total cost of revenues                           29            43                   57
                                                       -----         -----                 ----

Gross margin                                              71            57                  187
                                                       -----         -----                 ----

Operating expenses:
   Research and development                               25            36                   59
   Less:  Capitalized development                         nm            nm                   42
   Sales and marketing                                    36            61                   37
   General and administrative                              9            15                   45
                                                       -----         -----                 ----
         Total operating expenses                         61            97                   45
                                                       -----         -----                 ----

         Operating income (loss)                          10           (40)                  nm

   Other income, net                                       1             -                   nm
                                                       -----         -----                 ----

         Operating income (loss) before income taxes      11           (40)                  nm

   Income taxes                                            -             -                    -
                                                       -----         -----                 ----

         Net income (loss)                                11%          (40)%                 nm
                                                       =====         =====                 ====

nm--not meaningful

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the six months ended October 31, 1997 and 1996:

                                                             Percentage of               Pct. Change
                                                             Total Revenues              in Dollars
                                                     -----------------------------      --------------
                                                         1997             1996           1997 vs 1996
                                                     -----------       -----------      --------------
Revenues:
   License fees                                           58%             51 %               120 %
   Maintenance                                            21              27                  51
   Services                                               21              22                  82
                                                         ---             ---                 ---
         Total revenues                                  100             100                  93
                                                         ---             ---                 ---

Cost of revenues:
   License fees                                           15              20                  46
   Maintenance                                             5               6                  38
   Services                                                9              11                  70
                                                         ---             ---                 ---
         Total cost of revenues                           29              37                  52
                                                         ---             ---                 ---

Gross margin                                              71              63                 117
                                                         ---             ---                 ---

Operating expenses:
   Research and development                               24              34                  35
   Less:  Capitalized development                         nm              nm                  (3)
   Sales and marketing                                    40              56                  37
   General and administrative                              9              13                  31
                                                         ---             ---                 ---
         Total operating expenses                         64              86                  43
                                                         ---             ---                 ---

         Operating income (loss)                           7             (23)                 nm

   Other income, net                                       -               -                  nm
                                                         ---             ---                 ---

         Operating income (loss) before income taxes       7             (23)                 nm

   Income taxes                                            -               -                   -
                                                         ---             ---                 ---

         Net income (loss)                                 7%            (23)%                nm
                                                         ===             ===                 ===
nm--not meaningful

THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996:
---------------------------------------------

REVENUES

The Company's total revenues increased 131% to $9.0 million from $3.9 million for the comparable quarter a year ago. This increase was largely due to the significant rise in the Company's product sales. International revenues represented approximately 4% of total revenues in the quarter ended October 31, 1997 compared to 12% a year ago. This decrease was largely due to the substantial growth of domestic revenues as well as the relative immaturity of the Company's international sales channel.

LICENSES. License fee revenues grew significantly from a year ago in the quarter ended October 31, 1997, primarily as a result of successful sales efforts on the part of the Company's direct sales force. The direct sales channel provided approximately 70% of the license fee revenues for this quarter compared to approximately 40% in the prior quarter ended July 31, 1997 and 40% in the comparable quarter a year ago. The Company's indirect sales channel is principally through American Software.

MAINTENANCE. Maintenance revenues increased 44% to $1.7 million from a year ago, due to an increase in the installed base of customers. Maintenance revenues are a direct relationship to license fee revenues, since license fees are the source of new maintenance customers.

SERVICES. Services revenues increased 98% to $1.9 million from a year ago as a result of the increased utilization of the Company's implementation and training services, which was a result of the growth in the Company's customer base.

GROSS MARGIN:

Total gross margin in the quarter ended October 31, 1997 was 71% compared to 57% a year ago. This increase was largely due to (a) increased contributions of license fees, which rose to 60% of total revenues, up from 44% a year ago, and
(b) the expanded margin from license fee revenues, which grew to nearly 75% from 47% a year ago. The expanded margin was attributable to the significant rise in license fee revenues which, because of a relatively high fixed license fees cost component, resulted in a higher incremental gross margin. The gross margin on maintenance revenues increased slightly to 78% compared to 76% a year ago. The gross margin on services revenues increased slightly to 54% compared to 52% in the same period a year ago.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                 Three Months Ended
                                       --------------------------------------
                                       October 31,     Percent     October 31,
                                          1997         Change         1996
                                       ----------    ---------     ----------
Gross product development costs          $2,230          59%         $1,400
  Percentage of total revenues               25 %                        36 %
Less:  Capitalized development             (812)         42%           (573)
  Percentage of gross prod. dev. costs       36 %                        41 %
                                         ------         ---          ------
Product development expenses             $1,418          71%         $  827
  Percentage of total revenues               16 %                        21 %


Gross product development costs increased 59% in the quarter ended October 31, 1997 compared to a year ago as a result of the Company's continued investment in new product development. Capitalized development increased as well, growing 42% from a year ago, while the rate of capitalized development decreased to 36% from 41% a year ago. Product development expenses, as a percentage of total revenues, decreased to 16% from 21% a year ago, mainly due to the substantial increase in total revenues.

SALES AND MARKETING. Sales and marketing expenses rose 37% from a year ago as a result of increased license fees and an increased sales force. As a percentage of total revenues, sales and marketing expenses were 36% for the quarter ended October 31, 1997 compared to 61% for the quarter ended October 31, 1996. An increase in the productivity of the Company's sales force, which was formed approximately one year ago to focus exclusively on the Company's products, was the primary result of this decrease. Previously, the Company shared its sales force with American Software.

The mix of revenues generated between the direct and indirect (mainly American Software) sales channels also contributed to the decrease in the cost of sales and marketing as a percentage of total revenues. For sales generated from the direct sales force, the Company generally incurs sales commissions which are substantially lower than those charged by the indirect channel. As a result, when the Company increased its revenues generated from its direct sales force, as it did in the quarter ended October 31, 1997, the Company achieved expense leverage.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 45% to approximately $828,000 from a year ago mainly as a result of the Company's growth in employees and the resulting growth in administrative costs. During the quarter ended October 31, 1997, the average number of employees was 190, an increase of approximately 25% from a year ago.

OTHER INCOME

Other income is comprised of investment earnings from the net proceeds of the Company's initial public offering.

INCOME TAXES

In accordance with FASB # 109 "Accounting for Income Taxes", the Company was required to apply a separate company approach in calculating its income tax provision. As a result, the Company was able to utilize Net Operating Loss Carryforwards previously generated, thereby resulting in no income tax expense. The Company's Tax Sharing Agreement with American Software, Inc. does not allow the Company to utilize its Net Operating Loss Carryforwards therefore, the Company recorded income taxes owed to American Software of approximately $500,000 as a dividend in shareholders' equity.


SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996:
-------------------------------------------

REVENUES:

For the six months ended October 31, 1997, the Company's total revenues increased 93% to $16.7 million from $8.7 million in the same period of the prior year. This increase was largely due to the significant rise in the Company's product sales. International revenues represented approximately 5% of total revenues for the six months ended October 31, 1997, compared to 11% in the prior year period. This decrease was largely due to the substantial growth of domestic revenues as well as the relative immaturity of the Company's international sales channel.

LICENSES. License fee revenues for the six months ended October 31, 1997 grew significantly from the same period a year ago, primarily as a result of successful sales efforts on the part of the Company's direct sales force. The direct sales channel provided approximately 56% of the license fee revenues for the six months ended October 31, 1997, compared to approximately 31% in the same period of the prior year. The Company's indirect sales channel is principally through American Software.

MAINTENANCE. Maintenance revenues for the six months ended October 31, 1997, increased 51% to $3.6 million from the prior year period, due to an increase in the installed base of customers.

SERVICES. Services revenues for the six months ended October 31, 1997, increased 82% to $3.5 million from the prior year period, as a result of the increased utilization of the Company's implementation and training services, which was a result of the growth in the Company's customer base.

GROSS MARGIN:

Total gross margin for the six months ended October 31, 1997, was 71% compared to 63% in the prior year period. This increase was largely due to (a) increased contributions of license fees, which rose to 58% of total revenues, up from 51% a year ago in the same period, and (b) the expanded margin from license fee revenues, which grew to nearly 73% from 60% a year ago in the same period. The expanded margin was attributable to the significant rise in license fee revenues which, because of a relatively high fixed license fees cost component, resulted in a higher incremental gross margin. The gross margin on maintenance revenues increased slightly to 79% compared to 77% in the prior year period. The gross margin on services revenues increased slightly to 55% compared to 52% in the same period a year ago.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                  Six Months Ended
                                          ------------------------------------
                                          October 31,   Percent    October 31,
                                             1997       Change        1996
                                          -----------   -------    -----------
Gross product development costs           $ 4,051         35 %      $ 2,992
  Percentage of total revenues                 24 %                      34 %
Less:  Capitalized development             (1,428)        (3)%       (1,471)
  Percentage of gross prod. dev. costs         35 %                      49 %
                                          -------       ----         -------

Product development expenses              $ 2,623         72 %      $ 1,521
  Percentage of total revenues                 16 %                      18 %

Gross product development costs for the six months ended October 31, 1997, increased 35% from the prior year period as a result of the Company's continued investment in new product development. Capitalized development decreased 3% from a year ago, while the rate of capitalized development decreased to 35% from 49% in the same period a year ago. Product development expenses, as a percentage of total revenues, decreased to 16% from 18% a year ago, mainly due to the substantial increase in total revenues.

SALES AND MARKETING. For the six months ended October 31, 1997, sales and marketing expenses rose 37% from the same period of the prior year as a result of increased license fees and an increased sales force. As a percentage of total revenues, sales and marketing expenses were 40% compared to 56% for the same period a year ago. An increase in the productivity of the Company's sales force, which was formed approximately one year ago to focus exclusively on the Company's products, was the primary result of this decrease. Previously, the Company shared its sales force with American Software.

The mix of revenues generated between the direct and indirect (mainly American Software) sales channels also contributed to the decrease in the cost of sales and marketing as a percentage of total revenues. For sales generated from the direct sales force, the Company generally incurs sales commissions which are substantially lower than those charged by the indirect channel. As a result, when the Company increased its revenues generated from its direct sales force, as it did for the six months ended October 31, 1997, the Company achieved expense leverage.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the six months ended October 31, 1997, increased 31% to approximately $1.4 million from the same period a year ago, mainly as a result of the Company's growth in employees and the resulting growth in administrative costs. During the six months ended October 31, 1997, the average number of employees was 185, an increase of 20% during the same period of the prior year.

OTHER INCOME

Other income is comprised of investment earnings from the net proceeds of the Company's initial public offering.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

On October 10, 1997, the Company completed its initial public offering, in which the Company received net proceeds of approximately $28.8 million after deducting underwriting discounts and offering expenses. The balance of the net proceeds will be utilized for research and development, sales and marketing, working capital and other general corporate purposes and possible acquisitions.

The Company's operating activities provided cash of approximately $3.8 million in the six months ended October 31, 1997 and approximately $89,000 in the same period of the prior year. The cash provided by operations during the six months ended October 31, 1997 was primarily attributable to net income of $1.2 million, non-cash depreciation and amortization expense of $2.2 million, an increase in deferred revenues of approximately $658,000 and an increase in accounts payable, accrued costs and other current liabilities of $2.6 million, which were partially offset by an increase in accounts receivable of $2.8 million. The cash provided by operations during the same period of the prior year was attributed to non-cash depreciation and amortization expense of $1.5 million, an increase in deferred revenues of approximately $728,000 and a decrease in accounts receivable of approximately $69,000. This was partially offset by a net loss from operations of $2.0 million and a decrease in accounts payable of approximately $158,000.

Cash used in investing activities was approximately $1.9 million and $1.6 million for the six months ended October 31, 1997 and 1996, respectively. The majority of the cash was used for computer software development costs.

Cash provided by financing activities for the six months ended October 31, 1997 was approximately $28.4 million due primarily to the net proceeds received from the issuance of common stock in the initial public offering.

Days Sales Outstanding in accounts receivable were 83 days as of October 31, 1997, compared to 98 days as of April 30,1997.

The Company's current ratio on October 31, 1997 was nearly 4 to 1 and the Company has no long-term debt. The Company believes that its sources of liquidity and capital resources will be sufficient to satisfy its cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. The Company does not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to the Company. If available, such financing may result in further dilution to the Company's shareholders and higher interest expense.

FORWARD-LOOKING STATEMENTS

It should be noted that this discussion contains forward-looking statements, which are subject to substantial risks and uncertainties. There are a number of factors which could cause actual results to differ materially from those anticipated by statements made herein. The timing of releases of the Company's software products can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. In addition, other factors include changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could effect the future performance of the Company.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                          PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

         (a) Not applicable.

         (b) Not applicable.

         (c) Not applicable.

         (d) The Company is furnishing the following information with respect to the use of proceeds from its initial public offering of common stock, no par value per share.

             (1) The effective date of the Registration Statement filed on
                 Form S-1 for the offering and the commission file number were October 6, 1997 and 333-33385, respectively.

             (2) The offering commenced on October 7, 1997.

             (3) Not applicable

             (4) (i) The offering terminated on November 6, 1997, after all the shares, including the over-allotment shares, were sold.

                 (ii) The managing underwriters for the offering were NationsBanc Montgomery Securities, Inc., Cowen & Company, Interstate/Johnson Lane Corporation and Hampshire Securities Corporation.

                 (iii) The Company registered shares of the Company's common stock, no par value per share, in the offering.

                 (iv) All of the 2,530,000 million shares of common stock registered for the accounts of the Company were sold in the offering. The aggregate offering price of the shares registered and sold for the account for the Company was approximately $36,685,000.

                (v) From October 6, 1997 to November 6, 1997, the approximate expenses incurred by the Company in connection with the issuance and distribution of the common stock were as follows:

                       Underwriting discount                   $2,568,000
                       SEC registration fee                        10,000
                       NASD filing fee                              4,000
                       Nasdaq National Market listing fee          49,000
                       Blue Sky fees and expenses                  10,000
                       Transfer Agent and Registrar fees            5,000
                       Accounting fees and expenses               358,000
                       Legal fees and expenses                    297,000
                       Printing and engraving expenses            129,000
                       Miscellaneous                               30,000
                                                               ----------
                                    Total                      $3,460,000
                                                               ==========


                       Payment of such expenses were to Persons other than directors, officers, general partners of the Company or their associates, Persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

                       Approximately $892,000 of the above expenses (excluding the underwriting discount) incurred will be recorded as offering expenses netted against the proceeds.

                (vi) The net offering proceeds to the Company after expenses were approximately $33,225,000.

                (vii) From October 6, 1997 to October 31, 1997, approximately $1,000,000 of the offering proceeds were actually used for working capital purposes. The balance of the offering proceeds, approximately $32,225,000 was invested in short-term investments with an average maturity of less than 90 days.

                       Substantially all of such offering proceeds uses consisted of payments to Persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

                (viii) Not applicable.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         Not applicable

Item 5.  Other Information
-------  -----------------

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

          (a) Exhibit 11 - Statement re: Computation of Per Share Earnings
              (Loss).

          (b) No report on Form 8-K was filed during the quarter ended October 31, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LOGILITY, INC.

DATE    December 12, 1997           /s/ J. Michael Edenfield
    -----------------------         --------------------------------------------
                                    J. Michael Edenfield
                                    President, Chief Executive Officer

DATE    December 12, 1997           /s/ James M. Modak
    -----------------------         --------------------------------------------
                                    James M. Modak
                                    Chief Financial Officer and Sr. VP