Form 10-Q
period 1998-01-31
LOGILITY INC
filed 1998-03-16
CIK 1043915

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        January 31, 1998
                                  -----------------------------------------
                              OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ------------------

Commission File Number: 0-23057
                        ---------------------------------------------------

                                LOGILITY, INC.
---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Georgia                                    58-2281338
--------------------------------        -----------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
Incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia                  30305
-------------------------------------------------                 --------
(Address of principal executive offices)                         (Zip Code)

                                 (404) 261-9777
---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                       None
---------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No
     -------      ------

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

           Class                          Outstanding at March 12, 1998
---------------------------               -----------------------------
Common Stock, no par value                      13,641,700  Shares

                                LOGILITY, INC.

                                   Form 10-Q

                        Quarter Ended January 31, 1998

                                     Index

                                                                           Page
                                                                          Number
                                                                          ------
Part I--Financial Information

     Item 1. Financial Statements

          Condensed Balance Sheets (Unaudited)
             January 31, 1998 and April 30, 1997                              3

          Condensed Statements of Operations (Unaudited)
             Three and Nine Months Ended January 31, 1998 and 1997            4

          Condensed Statements of Cash Flows (Unaudited)
             Nine Months Ended January 31, 1998 and 1997                      5

          Notes to Condensed Financial Statements (Unaudited)                 6

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       7-16

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk     16

Part II--Other Information                                                   17

                        PART I  - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                LOGILITY, INC.
                     Condensed Balance Sheets (Unaudited)
                       (in thousands except share data)

                                                                         January 31,         April 30,
                                                                            1998               1997
                                                                         ----------          ---------
Current Assets:
   Cash and cash equivalents                                              $23,440             $   732
   Investments                                                              9,724
   Trade accounts receivable, less allowance for doubtful
     accounts of $421 at January 31, 1998 and April 30, 1997:
               Billed                                                       7,673               3,843
               Unbilled                                                     2,580               2,737
Prepaid expenses and other current assets                                     421                 147
                                                                         ----------          ---------
         Total current assets                                              43,838               7,459
Furniture and equipment, less accumulated depreciation                      1,424                 876
Intangible assets, less accumulated amortization                            6,916               7,732
Other assets, net                                                             280                 300
                                                                         ----------          ---------
                                                                          $52,458             $16,367
                                                                         ==========          =========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                           956               1,266
   Accrued compensation and related costs                                   1,243               1,305
   Deferred revenues                                                        4,235               3,886
   Other current liabilities                                                3,051                 445
                                                                         ----------          ---------
         Total current liabilities                                          9,485               6,902
Deferred income taxes                                                       2,687               2,797
                                                                         ----------          ---------
         Total liabilities                                                 12,172               9,699
                                                                         ----------          ---------

Shareholders' equity:
   Preferred stock:  2,000,000 shares authorized; no shares issued              -                   -
   Common stock, no par value; 20,000,000 shares authorized;
         13,803,500 and 11,300,000 shares issued as of
         January 31, 1998 and April 30, 1997, respectively                      -                   -
   Additional paid-in capital                                              43,187               7,919
   Treasury stock, at cost                                                   (282)                  -
   Divisional equity                                                            -               1,871
   Accumulated deficit                                                     (2,619)             (3,122)
                                                                         ----------          ---------
         Total shareholders' equity                                        40,286               6,668

   Commitments and contingencies
                                                                         ----------          ---------
                                                                          $52,458             $16,367
                                                                         ==========          =========

See accompanying notes to condensed financial statements.

                                LOGILITY, INC.
                Condensed Statements of Operations (Unaudited)
                     (in thousands, except per share data)

                                                          Three Months Ended                Nine Months Ended
                                                              January 31,                      January 31,
                                                     -----------------------------     ----------------------------
                                                         1998             1997              1998             1997
                                                     ------------     ------------     ------------     ------------
Revenues:
   License fees                                          $ 5,026           $ 4,360          $14,733          $ 8,770
   Maintenance                                             1,778             1,346            5,335            3,699
   Services                                                1,647               946            5,132            2,864
                                                     ------------     ------------     ------------     ------------
         Total revenues                                    8,451             6,652           25,200           15,333
                                                     ------------     ------------     ------------     ------------

Cost of revenues:
   License fees                                            1,376               937            3,951            2,697
   Maintenance                                               381               316            1,124              856
   Services                                                  918               417            2,494            1,342
                                                     ------------     ------------     ------------     ------------
         Total cost of revenues                            2,675             1,670            7,569            4,895
                                                     ------------     ------------     ------------     ------------

Gross margin                                               5,776             4,982           17,631           10,438
                                                     ------------     ------------     ------------     ------------

Operating expenses:
   Research and development                                2,166             1,330            6,217            4,322
   Less:  capitalized development                           (848)             (688)          (2,276)          (2,159)
   Sales and marketing                                     3,541             3,160           10,213            8,036
   General and administrative                                846               716            2,284            1,816
                                                     ------------     ------------     ------------     ------------
         Total operating expenses                          5,705             4,518           16,438           12,015
                                                     ------------     ------------     ------------     ------------

         Operating income (loss)                              71               464            1,193           (1,577)
   Other income, net                                         400                 -              463                -
                                                     ------------     ------------     ------------     ------------

         Income (loss) before income taxes                   471               464            1,656           (1,577)
   Income taxes                                                -                 -                -                -
                                                     ------------     ------------     ------------     ------------

         Net income (loss)                               $   471           $   464          $ 1,656          $(1,577)
                                                     ============     ============     ============     ============

   Basic and diluted net income (loss)
         per common share                                $  0.03           $  0.04          $  0.13          $ (0.14)
                                                     ============     ============     ============     ============

   Basic and diluted weighted average
         common shares outstanding                        13,805            11,300           12,704           11,300
                                                     ============     ============     ============     ============


See accompanying notes to condensed financial statements.

                                LOGILITY, INC.
                Condensed Statements of Cash Flows (Unaudited)
                                (in thousands)


                                                                                              Nine Months Ended
                                                                                                 January 31,
                                                                                   ---------------------------------------
                                                                                          1998                   1997
                                                                                   ----------------        ---------------
Cash flows from operating activities:
   Net income (loss)                                                                       $  1,656                $(1,577)
   Adjustments to reconcile net income (loss) to net cash
      Provided by operating activities:
        Depreciation and amortization                                                         3,403                  2,126
        (Increase) decrease in assets:
           Accounts receivable                                                               (3,673)                  (510)
           Other assets                                                                        (255)                   410
        Increase (decrease) in liabilities:
           Accounts payable, accrued costs and other                                          1,558                    374
           Deferred revenues                                                                    349                    513
                                                                                   ----------------        ---------------
             Net cash provided by operating activities                                        3,038                  1,336
                                                                                   ----------------        ---------------

Cash flows from investing activities:
   Additions to capitalized computer software development costs                              (2,276)                (2,159)
   Additions to purchased computer software costs                                               (73)                   (49)
   Purchases of investment                                                                   (9,724)                     -
   Purchases of furniture and equipment                                                        (786)                  (173)
                                                                                   ----------------        ---------------
             Net cash used in investing activities                                          (12,859)                (2,381)
                                                                                   ----------------        ---------------

Cash flows from financing activities:
   Deferred income taxes resulting from Tax Sharing Agreement                                  (110)                     -
   Contributions, net from American Software, Inc.                                                -                  1,137
   Dividends paid to American Software, Inc.                                                   (231)                     -
   Repurchases of common stock                                                                 (282)                     -
   Proceeds, net, from issuance of common stock                                              33,152                      -
                                                                                   ----------------        ---------------
             Net cash provided by financing activities                                       32,529                  1,137
                                                                                   ----------------        ---------------

             Net change in cash                                                              22,708                     92

             Cash and cash equivalents at beginning of period                                   732                     13
                                                                                   ----------------        ---------------

             Cash and cash equivalents at end of period                                    $ 23,440                $   105
                                                                                   ================        ===============


See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


A. Basis of Presentation

   The accompanying condensed financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information presented in the condensed financial statements reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the periods indicated. These financial statements should be read in conjunction with the final prospectus, as filed with the SEC on October 7, 1997 (Registration No. 33-33385), in conjunction with the Company's initial public offering. The interim results reflected in the condensed financial statements are not necessarily indicative of the results to be expected for the full year.

   The Company is approximately an 82% owned subsidiary of American Software, Inc. (American Software), a publicly held applications software provider of enterprise resource planning solutions (NASDAQ - AMSWA).



B. Completion of Initial Public Offering

   On October 10, 1997, the Company successfully completed its initial public offering of common stock. The Company sold 2.2 million shares of Common Stock in the initial public offering for approximately $31.9 million less issuance costs of $3.1 million.

   On November 6, 1997, the Company sold 330,000 shares of Common Stock as part of the underwriters' over-allotment from the initial public offering for $4.8 million less issuance costs of approximately $407,000.


C. Net Earnings (Loss) Per Share of Common Stock

   On January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"), which prescribes the calculation methodology and financial reporting requirements for basic and diluted earnings per share. Basic earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options. All prior period net earning (loss) data presented in these condensed financial statements have been restated to conform to the provisions of SFAS No. 128.

                                 LOGILITY, INC.
     Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


OVERVIEW

Logility, Inc. ("Logility" or the "Company") develops, markets and supports software applications that optimize the operating efficiencies of manufacturers, suppliers, distributors, retailers and other organizations along the "value chain." The value chain refers to the complex network of relationships that organizations maintain with trading partners to source, manufacture and deliver products to the customer. The Company's solution, Logility Value Chain Solutions, consists of an integrated client-server software suite that provides advanced collaborative planning and integrated logistics capabilities that are designed to reduce inventory costs, improve forecast accuracy, decrease order cycle times, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service. The Company markets its solution worldwide, primarily to large enterprises that require a comprehensive planning and execution solution. Sales are made through a dedicated sales force and through relationships with third-party vendors (including American Software) and service providers.

Until recently, the Company conducted its business and operations as three separate business units of American Software: a supply chain planning software group, a warehouse management software group and a transportation management software group. Effective January 1997, American Software transferred substantially all of the business, operations (including research and development), assets and associated liabilities of its Supply Chain Planning division to the Company. Effective August 1997, American Software transferred to the Company the WarehousePRO software and substantially all associated operations, assets and liabilities. Effective August 1997, American Software's wholly owned subsidiary, Distribution Sciences, Inc., was merged into the Company, transferring its business, operations, assets and liabilities, including the Transportation Planning and Transportation Management software, to the Company. The Company's condensed financial statements included herein present the combined assets, liabilities and results of operations for the three business units for all periods.

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

The following table sets forth-certain revenue and expense items as a percentage of total revenues and the percentage increases and decreases in those items for the three months ended January 31, 1998 and 1997:


                                                                    Percentage of                   Pct. Change
                                                                   Total Revenues                   In Dollars
                                                        -----------------------------------     -----------------
                                                             1998                1997              1998 Vs 1997
                                                        ---------------     ---------------     -----------------
Revenues:
   License fees                                                      60%                 66%                   15%
   Maintenance                                                       21                  20                    32
   Services                                                          19                  14                    74
                                                        ---------------     ---------------     -----------------
         Total revenues                                             100                 100                    27
                                                        ---------------     ---------------     -----------------

Cost of revenues:
   License fees                                                      16                  14                    47
   Maintenance                                                        5                   5                    21
   Services                                                          11                   6                   120
                                                        ---------------     ---------------     -----------------
         Total cost of revenues                                      32                  25                    60
                                                        ---------------     ---------------     -----------------

Gross margin                                                         68                  75                    16
                                                        ---------------     ---------------     -----------------

Operating expenses:
   Research and development                                          26                  20                    63
   Less:  capitalized development                                    nm                  nm                    23
   Sales and marketing                                               42                  47                    12
   General and administrative                                        10                  11                    18
                                                        ---------------     ---------------     -----------------
         Total operating expenses                                    67                  68                    26
                                                        ---------------     ---------------     -----------------

         Operating income                                             1                   7                   (85)

   Other income, net                                                  5                   -                    nm
                                                        ---------------     ---------------     -----------------

         Income before income taxes                                   6                   7                     2

   Income taxes                                                       -                   -                    nm
                                                        ---------------     ---------------     -----------------

         Net income                                                   6%                  7%                    2%
                                                        ===============     ===============     =================

nm - not meaningful

The following table sets forth-certain revenue and expense items as a percentage of total revenues and the percentage increases in those items for the nine months ended January 31, 1998 and 1997:


                                                                    Percentage of                   Pct. Change
                                                                   Total Revenues                   In Dollars
                                                         -----------------------------------     -----------------
                                                              1998                1997              1998 Vs 1997
                                                         ---------------     ---------------     -----------------
Revenues:
   License fees                                                       59%                 57%                   68%
   Maintenance                                                        21                  24                    44
   Services                                                           20                  19                    79
                                                         ---------------     ---------------     -----------------
         Total revenues                                              100                 100                    64
                                                         ---------------     ---------------     -----------------

Cost of revenues:
   License fees                                                       16                  18                    46
   Maintenance                                                         4                   5                    31
   Services                                                           10                   9                    86
                                                         ---------------     ---------------     -----------------
         Total cost of revenues                                       30                  32                    55
                                                         ---------------     ---------------     -----------------

Gross margin                                                          70                  68                    69
                                                         ---------------     ---------------     -----------------

Operating expenses:
   Research and development                                           25                  28                    44
   Less:  capitalized development                                     nm                  nm                     5
   Sales and marketing                                                41                  52                    27
   General and administrative                                          9                  12                    26
                                                         ---------------     ---------------     -----------------
         Total operating expenses                                     65                  78                    37
                                                         ---------------     ---------------     -----------------

         Operating income (loss)                                       5                 (10)                   nm

   Other income, net                                                   2                   -                    nm
                                                         ---------------     ---------------     -----------------

         Income (loss) before income taxes                             7                 (10)                   nm

   Income taxes                                                        -                   -                    nm
                                                         ---------------     ---------------     -----------------

         Net income (loss)                                             7%               (10)%                   nm
                                                         ===============     ===============     =================

nm - not meaningful

THREE MONTHS ENDED JANUARY 31, 1998 AND 1997:
---------------------------------------------

REVENUES

The Company's total revenues increased 27% to $8.5 million from $6.7 million for the comparable quarter a year ago. This increase was largely due to the rise in the Company's product sales as well as a significant increase in implementation and training services. International revenues represented approximately 25% of total revenues in the quarter ended January 31, 1998 compared to 18% a year ago.

LICENSES. License fee revenues increased 15% to $5.0 million from a year ago, primarily as a result of successful sales efforts by the Company's direct sales force. The direct sales channel provided approximately 65% of the license fee revenues for this quarter compared to approximately 70% in the prior quarter ended October 31, 1997 and 56% in the comparable quarter a year ago. The Company's indirect sales channel is principally through American Software.

MAINTENANCE. Maintenance revenues increased 32% to $1.8 million from a year ago, due to an increase in the installed base of customers. Maintenance revenues are directly related to license fee revenues, since new licenses are the potential source of new maintenance customers.

SERVICES. Services revenues increased 74% to $1.6 million from a year ago as a result of the increased utilization of the Company's implementation and training services, which in turn resulted from the growth in the Company's customer base.

GROSS MARGIN:

Total gross margin in the quarter ended January 31, 1998 was 68% compared to 75% a year ago. This decrease was largely due to the license fee and services margins. The gross margin on license fee revenues decreased to 73% compared to 79% in the comparable quarter a year ago, principally due to an increase in amortization expense, which rose to $1.1 million from approximately $681,000 a year ago. This amortization, which is related to capitalized software development, began to increase in the fourth quarter of 1997 as a result of the completion of certain development projects. The gross margin on maintenance revenues increased slightly to 79% compared to 77% a year ago. The gross margin on services revenues decreased to 44% compared to 56% in the same period a year ago due to a decrease, believed to be temporary, in the utilization rate of the service staff in one portion of the Company's business. In addition, implementation contract terms on one large customer limited the amount of recognizable revenue for the quarter.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:


                                                                                        Three Months Ended
                                                                        -----------------------------------------------------
                                                                        January 31,          Percent              January 31,
                                                                           1998               Change                 1997
                                                                        -----------          -------              -----------
Gross product development costs                                         $2,166                  63%               $1,330
  Percentage of total revenues                                              26%                                       20%
Less:  capitalized development                                            (848)                 23%                 (688)
  Percentage of gross prod. dev. costs                                      39%                                       52%
                                                                        -----------          -------              -----------
Product development expenses                                            $1,318                 105%               $  642
  Percentage of total revenues                                              16%                                       10%

Gross product development costs increased 63% in the quarter ended January 31, 1998 compared to a year ago as a result of the Company's continued investment in new product development. Capitalized development increased as well, growing 23% from a year ago, while the rate of capitalized development decreased to 39% from 52% a year ago. Product development expenses, as a percentage of total revenues, increased to 16% from 10% a year ago, mainly due to the substantial decrease in the percentage of capitalized gross product development costs.


SALES AND MARKETING. Sales and marketing expenses rose 12% from a year ago as a result of increased license fees and an increased sales force. As a percentage of total revenues, sales and marketing expenses were 42% for the quarter ended January 31, 1998 compared to 47% for the quarter ended January 31, 1997. An increase in the productivity of the Company's sales force, which was formed approximately one year ago to focus exclusively on the Company's products, was the primary cause of this decrease. Previously, the Company shared its sales force with American Software.

The mix of revenues generated between the direct and indirect (mainly American Software) sales channels also contributed to the decrease in the cost of sales and marketing as a percentage of total revenues. For sales generated from the direct sales force, the Company generally incurs sales commissions which are substantially lower than those charged by the indirect channel. As a result, when the Company increases its revenues generated from its direct sales force, as it did in the quarter ended January 31, 1998, the Company achieves expense leverage.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 18% to approximately $846,000 from a year ago, mainly as a result of the Company's growth in the number of employees and the resulting growth in administrative costs. During the quarter ended January 31, 1998, the average number of employees was 205, an increase of approximately 24% from a year ago.

OTHER INCOME

Other income is comprised of investment earnings from the net proceeds of the Company's initial public offering. The Company's investments are generally short term in nature. For the quarter ended January 31, 1998, these investments generated a yield of approximately 5.5%.


INCOME TAXES

In accordance with FASB Statement No. 109 "Accounting for Income Taxes", the Company was required to apply a separate company approach in calculating its income tax provision. As a result, the Company was able to utilize net operating loss carryforwards previously generated, thereby resulting in no income tax expense. The Company's Tax Sharing Agreement with American Software does not allow the Company to utilize its net operating loss carryforwards; therefore, the Company recorded income taxes owed to American Software of approximately $177,000 as a dividend in shareholders' equity for the three months ended January 31, 1998.


NINE MONTHS ENDED JANUARY 31, 1998 AND 1997:
--------------------------------------------

REVENUES


For the nine months ended January 31, 1998, the Company's total revenues increased 64% to $25.2 million from $15.3 million in the same period of the prior year. This increase was largely due to the significant rise in the Company's product sales. International revenues represented approximately 12% of total revenues for the nine months ended January 31, 1998, compared to 14% in the prior year period. This decrease was largely due to the substantial growth of domestic revenues as well as the relative immaturity of the Company's international sales channel.

LICENSES. License fee revenues for the nine months ended January 31, 1998 increase 68% to $14.7 million from the prior year period, primarily as a result of successful sales efforts by the Company's direct sales force. The direct sales channel provided approximately 64% of the license fee revenues for the nine months ended January 31, 1998, compared to approximately 46% in the same period of the prior year. The Company's indirect sales channel is principally through American Software.

MAINTENANCE. Maintenance revenues for the nine months ended January 31, 1998, increased 44% to $5.3 million from the prior year period, due to an increase in the installed base of customers. Maintenance revenues are directly related to license fee revenues, since new licenses are the potential source of new maintenance customers.

SERVICES. Services revenues for the nine months ended January 31, 1998, increased 79% to $5.1 million from the prior year period, as a result of the increased utilization of the Company's implementation and training services, which in turn resulted from the growth in the Company's customer base.

GROSS MARGIN:


Total gross margin for the nine months ended January 31, 1998, was 70% compared to 68% in the prior year period. This increase was largely due to the expanded margin from license fee revenues, which grew to 73% from 69% a year ago in the same period. The expanded margin was attributable to the significant rise in license fee revenues which, because of a relatively high fixed license fees cost component, resulted in a higher incremental gross margin. The gross margin on maintenance revenues increased slightly to 79% compared to 77% in the prior year period. The gross margin on services revenues decreased slightly to 51% compared to 53% in the same period a year ago. This decrease was mainly due to the results of the third quarter ended January 31, 1998.

OPERATING EXPENSES:


RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:


                                                                                          Nine Months Ended
                                                                       -----------------------------------------------------
                                                                       January 31,            Percent            January 31,
                                                                          1998                Change                1997
                                                                       -----------            -------            -----------
Gross product development costs                                        $ 6,217                  44%              $ 4,322
  Percentage of total revenues                                              25%                                       28%
Less:  capitalized development                                          (2,276)                  5%               (2,159)
  Percentage of gross prod. dev. costs                                      37%                                       50%
                                                                       -----------            -------            -----------
Product development expenses                                           $ 3,941                  82%              $ 2,163
  Percentage of total revenues                                              16%                                       14%

Gross product development costs for the nine months ended January 31, 1998, increased 44% from the prior year period as a result of the Company's continued investment in new product development. Capitalized development increased 5% from a year ago, while the rate of capitalized development decreased to 37% from 50% in the same period a year ago. Product development expenses, as a percentage of total revenues, increased to 16% from 14% a year ago, mainly due to the substantial decrease in the percentage of capitalized gross product development costs.

SALES AND MARKETING. For the nine months ended January 31, 1998, sales and marketing expenses rose 27% from the same period of the prior year as a result of increased license fees and an increased sales force. As a percentage of total revenues, sales and marketing expenses were 41% compared to 52% for the same period a year ago. An increase in the productivity of the Company's sales force, which was formed approximately one year ago to focus exclusively on the Company's products, was the primary cause of this decrease. Previously, the Company shared its sales force with American Software.

The mix of revenues generated between the direct and indirect (mainly American Software) sales channels also contributed to the decrease in the cost of sales and marketing as a percentage of total revenues. For sales generated from the direct sales force, the Company generally incurs sales commissions which are substantially lower than those charged by the indirect channel. As a result, when the Company increases its revenues generated from its direct sales force, as it did for the nine months ended January 31, 1998, the Company achieves expense leverage.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine months ended January 31, 1998, increased 26% to approximately $2.3 million from the same period a year ago, mainly as a result of the Company's growth in the number of employees and the resulting growth in administrative costs. During the nine months ended January 31, 1998, the average number of employees was 191, an increase of 20% over the same period of the prior year.


OTHER INCOME

Other income is comprised of investment earnings from the net proceeds of the Company's initial public offering. The Company's investments are generally short term in nature. These investments for the nine months ended January 31, 1998, generated an annualized yield of approximately 5.5%.


INCOME TAXES

In accordance with FASB Statement No. 109 "Accounting for Income Taxes", the Company was required to apply a separate company approach in calculating its income tax provision. As a result, the Company was able to utilize net operating loss carryforwards previously generated, thereby resulting in no income tax expense. The Company's Tax Sharing Agreement with American Software does not allow the Company to utilize its net operating loss carryforwards; therefore, the Company recorded income taxes owed to American Software of approximately $676,000 as a dividend in shareholders' equity for the nine months ended January 31, 1998.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION


On October 10, 1997, the Company completed its initial public offering, in which the Company received net proceeds of approximately $28.8 million after deducting underwriting discounts and offering expenses. On November 6, 1997, the Company sold 330,000 shares of Common Stock as part of the underwriters' over-allotment from the initial public offering for $4.8 million less issuance costs of approximately $407,000. The balance of the net proceeds will be utilized for research and development, sales and marketing, working capital and other general corporate purposes and possible acquisitions.

The Company's operating activities provided cash of approximately $3.0 million in the nine months ended January 31, 1998, compared to approximately $1.3 million in the same period of the prior year. The cash provided by operations during the nine months ended January 31, 1998, was primarily attributable to net income of $1.7 million, non-cash depreciation and amortization expense of $3.4 million, an increase in deferred revenues of approximately $349,000 and an increase in accounts payable, accrued costs and other current liabilities of $1.6 million, which were partially offset by an increase in accounts receivable of $3.7 million and an increase in other assets of approximately $255,000. The cash provided by operations during the same period of the prior year was attributable to non-cash depreciation and amortization expense of $2.1 million, a decrease in other assets of approximately $410,000, an increase in deferred revenues of approximately $513,000 and an increase in accounts payable, accrued costs and other current liabilities of approximately $374,000. This was partially offset by a net loss from operations of $1.6 million and an increase in accounts receivable of approximately $510,000.

Cash used in investing activities was approximately $12.9 million and $2.4 million for the nine months ended January 31, 1998 and 1997, respectively. The majority of the cash was used for investments and computer software development costs.

Cash provided by financing activities for the nine months ended January 31, 1998 was approximately $32.5 million, due primarily to the net proceeds received from the issuance of common stock in the initial public offering.

Days sales outstanding in accounts receivable were 94 days as of January 31, 1998, compared to 98 days as of April 30, 1997.


The Company's current ratio on January 31, 1998, was 4.6 to 1 and the Company has no long-term debt. The Company believes that its sources of liquidity and capital resources will be sufficient to satisfy its cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. The Company does not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to the Company. If available, such financing may result in further dilution to the Company's shareholders and higher interest expense.

On December 15, 1997, Logility, Inc.'s board of directors approved a resolution authorizing the Company to repurchase up to 350,000 shares of the Company's common stock. This repurchase will be through open market purchases at prevailing market prices. The timing of any repurchases will depend on market conditions, the market price of Logility's common stock and management's assessment of the Company's liquidity and cash flow needs. During the quarter ended January 31, 1998, pursuant to this resolution, the Company repurchased 26,500 shares of common stock at a cost of approximately $282,000.

RECENT ACCOUNTING PRONOUNCEMENT

In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 is effective for financial statements for fiscal years beginning after December 15, 1997 (commencing May 1, 1998 for the Company). The Company does not expect that adoption of SOP 97-2 will significantly affect its results of operations.

FORWARD-LOOKING STATEMENTS

It should be noted that this discussion contains forward-looking statements, which are subject to substantial risks and uncertainties. There are a number of factors, which could cause actual results to differ materially from those anticipated by statements made herein. The timing of releases of the Company's software products can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. In addition, other factors include changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, the affect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could effect the future performance of the Company.


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

                     (iv) All of the 2,530,000 shares of common stock registered for the accounts of the Company were sold in the offering. The aggregate-offering price of the shares registered and sold for the account of the Company was approximately $36,685,000.

                     (v) From October 6, 1997 to November 6, 1997, the approximate expenses incurred by the Company in connection with the issuance and distribution of the common stock were as follows:

                              Underwriting discount                   $2,568,000
                              SEC registration fee                        10,000
                              NASD filing fee                              4,000
                              Nasdaq National Market listing fee          49,000
                              Blue Sky fees and expenses                  10,000
                              Transfer Agent and Registrar fees            5,000
                              Accounting fees and expenses               358,000
                              Legal fees and expenses                    369,000
                              Printing and engraving expenses            129,000
                              Miscellaneous                               30,000
                                                                      ----------
                                 Total                                $3,532,000
                                                                      ==========

                            Payment of such expenses were to Persons other than directors, officers, general partners of the Company or their associates, Persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

                            Approximately $964,000 of the above expenses
                            (excluding the underwriting discount) incurred will be recorded as offering expenses netted against the proceeds.

                     (vi) The net offering proceeds to the Company after expenses was approximately $33,152,000.

                     (vii) From October 6, 1997 to January 31, 1998, approximately $2,000,000 of the offering proceeds were actually used for working capital purposes and approximately $300,000 were used for financing purposes. The balance of the offering proceeds, approximately $30,852,000 were invested in investments with an average maturity of 250 days.

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

           (b) No report on Form 8-K was filed during the quarter ended January 31, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LOGILITY, INC.

DATE   March 16, 1998               /s/J. Michael Edenfield
       ----------------------       --------------------------------------------
                                    J. Michael Edenfield
                                    President, Chief Executive Officer

DATE   March 16, 1998               /s/James M. Modak
       ----------------------       --------------------------------------------
                                    James M. Modak
                                    Chief Financial Officer and Sr. VP