Form 10-K405
period 1998-04-30
LOGILITY INC
filed 1998-07-29
CIK 1043915

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

   [X]
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                            OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED APRIL 30, 1998

                                      OR

   [_]
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 0-23057

                                LOGILITY, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                GEORGIA                    470 EAST PACES FERRY ROAD, N.E.
                                                  ATLANTA, GEORGIA
    (STATE OR OTHER JURISDICTION OF        (ADDRESS OF PRINCIPAL EXECUTIVE
    INCORPORATION OR ORGANIZATION)                    OFFICES)

              58-2281338                                30305
                                                     (ZIP CODE)
   (IRS EMPLOYER IDENTIFICATION NO.)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (404) 261-9777

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
                                                        None
                 None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON SHARES, NO PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At July 20, 1998, 13,491,700 Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Common Shares as quoted on the NASDAQ National Market System at July 20, 1998) of the shares held by nonaffiliates was approximately $18.7 million.

          DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

1. 1998 Proxy Statement into Part III.
2. Form S-1 Registration Statement No. 333-33385 into Part IV.
3. Form S-8 Registration Statement No. 333-47023 into Part IV.

                                    PART I

ITEM 1. BUSINESS

  In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and future operating results; future customer benefits attributable to the Company's products; developments in the Company's markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses, products and technologies; strategic relationships; and future economic, business and regulatory conditions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned "Risk Factors" in
Item 1 of this Form 10-K as well as the cautionary statements and other factors set forth elsewhere herein.

COMPANY OVERVIEW

  Logility, Inc. ("Logility" or the "Company") was incorporated as a Georgia corporation in July 1996. Logility develops, markets and supports software applications that optimize the operating efficiencies of manufacturers, suppliers, distributors, retailers and other organizations along the value chain. The Company's Logility Value Chain Solutions(TM) consists of an integrated software suite that provides advanced collaborative planning and integrated logistics capabilities that are designed to reduce inventory costs, improve forecast accuracy, decrease order cycle times, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service. The Company's software solution is modular and scaleable to meet the management requirements of complex processes involving tens of thousands of products across multiple sites. In addition, it can be integrated with existing software systems and a variety of client-server operating environments and platforms.

  The Company has licensed one or more modules of Logility Value Chain Solutions to more than 300 companies worldwide, including CITGO Oil, Eastman Chemical Company, FINA, Heineken USA, Magneti Marelli, Newell, Pharmacia & Upjohn, Pfizer International, Reynolds Metals, Sony Electronics and VF Corporation. The Company sells its products through direct and indirect channels in the United States and Canada and primarily through indirect channels outside North America. The Company derived approximately 9% of its revenues in fiscal year ended April 30, 1998 from international sales.

INDUSTRY BACKGROUND

 The Traditional Industry Approach

  Companies have traditionally applied information technology to supply chain management through Manufacturing Resource Planning ("MRP") systems, which provide limited flexibility to address rapidly changing business conditions and customer needs. In order to respond to an increasingly competitive business environment and related complex supply chain issues, many companies have adopted Enterprise Resource Planning ("ERP") systems, which integrate MRP solutions with other enterprise management applications such as financial, accounting and human resources. Although ERP systems provide substantial benefits primarily by integrating financial and other controls with multi-plant manufacturing coordination, the supply chain decision support capabilities of many ERP systems remain limited by the planning and scheduling methodologies utilized in their MRP modules. Various ERP vendors are mitigating these limitations by internally developing, or by acquiring or partnering with independent developers of, advanced planning and scheduling software.

  Some of the significant limitations of traditional MRP systems and the MRP modules of ERP systems are as follows:

    Limited Decision Support. Traditional solutions collect and report large amounts of transactional data, rather than provide sophisticated analysis of relevant information to support critical business decisions in real-time. While these solutions help customers unify disparate information resources within the enterprise and contribute to business process reengineering efforts, the Company believes that they are not well suited to enable customers to make rapid, highly complex business decisions.

    Limited Representation of Supply Chain. The Company believes that traditional solutions often employ fixed assumptions regarding critical operating constraints such as available production capacity and supplier lead times. Since this approach cannot adequately capture complex real-world constraints and interdependencies, it may result in the development of infeasible or suboptimal plans. In addition, traditional solutions calculate plans and schedules for individual, local segments of the production and supply process, without considering the consequences to the entire process. For example, an increase in customer demand might result in the purchase of additional raw materials without determining whether manufacturing capacity is available to process those materials.

    Sequential Planning. Traditional planning methodologies model the supply chain as a sequence of discrete steps. For example, traditional solutions begin by developing a demand forecast from which a distribution plan is developed to determine the distribution center, warehouse or factory source, which will be used to manufacture/distribute the products without regard to transportation or manufacturing constraints. A transportation plan is then generated to determine the optimal transportation methods to be used to ship the products without addressing the constraints of the remaining parts of the supply chain. A master production schedule is then generated which is used to develop a materials requirement plan, which in turn is used to arrive at a capacity requirement plan. Because the process does not address all constraints simultaneously, the initial planning cycle is rarely optimal and often requires numerous manual iterations to develop a feasible solution. This time-consuming sequential planning process limits a manager's ability to rapidly evaluate subsequent changes, such as material shortages and revisions in customer orders. Accordingly, a manager's ability to respond to changes and to take corrective action may be delayed.

    Limited Integration and Functionality. Traditional solutions generally do not provide integrated functionality across the entire supply chain, including demand forecasting, manufacturing planning, plant scheduling, distribution and transportation. For example, several ERP vendors have acquired planning products that address specific supply chain challenges, but fail to provide global visibility and optimization across the entire supply chain. In addition, traditional solutions often offer only limited functionality within these areas. For example, MRP and ERP systems often provide limited "available-to-promise" functionality by simply processing orders on a "first-come, first-served" basis, without considering other constraints or business objectives. Furthermore, traditional solutions typically assume complete independence of supply and demand. Often, however, the overabundance or scarcity of a certain product can directly or indirectly impact demand for that product and related products. Complex interrelationships and interdependencies are not adequately accounted for in traditional planning methodologies, leading to potentially inaccurate conclusions and recommendations.

    Lengthy Implementation Cycles. Due to the broad scope, complexity and associated re-engineering requirements of ERP systems, many companies have found the implementation of such systems to be costly and time consuming. Such factors often delay or limit the realization of benefits associated with the implementation of ERP systems.

THE CHANGING INDUSTRY OUTLOOK

  In response to global competitive pressures, companies are continually seeking new ways to enhance the productivity of their enterprise business systems and processes. Significant competitive advantages in the form of lower costs and greater customer responsiveness can be realized by those companies that effectively communicate, collaborate and integrate with their suppliers, distributors, retailers, consumers and other parties within the "value chain." Value chain management refers to the process of managing the complex network of relationships that organizations maintain with trading partners to source, manufacture and deliver goods and services to the customer. Value chain management involves both the activities related to supplying products or services as well as the sales and marketing activities that impact the demand for goods and services, such as promotions, pricing and forecasting.

  Today several market trends are driving organizations to expand collaboration with trading partners along the value chain. A general shift in market power has forced manufacturers and distributors to become more responsive to retailers and consumers, which has created a need for improved planning capabilities. At the same time, competitive pressures are forcing manufacturers to reduce costs, decrease order cycle times and improve operating efficiencies. As a result, manufacturers are increasingly under pressure to better manage the value chain as they seek to improve manufacturing efficiency and logistics operations while maintaining flexibility and responsiveness to changing market conditions and customer demands. These pressures are compounded by the increasing complexity and globalization of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

  Advances in communications and computing technology have enhanced the ability of organizations along the value chain to integrate their processes through collaborative information sharing and planning and to improve internal operations through refined workflow management. These technology developments include the proliferation of the client-server computing environment, the introduction of data collection technology such as point of sale and radio frequency devices, the growth of the wide area network infrastructure and the emergence of the Internet and corporate intranets. In addition, businesses are beginning to extend their corporate intranets to establish dedicated links, or extranets, with suppliers and customers. Corporations are increasingly taking advantage of this technology and the general availability of more powerful software applications to improve the effectiveness of their information gathering and analysis processes, which in turn is leading to improved decision-making capabilities.

  To manage and facilitate enhanced collaboration among the various participants in the value chain, organizations are increasingly deploying value chain management software solutions to address their planning and execution requirements. The planning function involves the proactive use of information to facilitate the delivery of the right products on time to the correct location and at the lowest cost. The planning process focuses on demand forecasting, inventory simulation, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to improve forecast accuracy, optimize production scheduling, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service. The execution function addresses procuring, manufacturing and distributing products throughout the value chain. Within the execution function, increasing focus is being placed by organizations on the effective management of warehouse and transportation operations and the need for their integration with planning systems and other enterprise software applications.

  The market for value chain management solutions is relatively new and is experiencing rapid growth. AMR Research, a leading industry research firm, estimates that the supply chain planning and execution software market was $1.8 billion in 1997, and is projected to grow at a compound annual growth rate of more than 50% to $13.6 billion by 2002.

  Organizations increasingly are recognizing that an integrated value chain management solution has a measurable impact on productivity and is critical in addressing changing market requirements. An important element of managing the value chain is the ability to incorporate the requirements of a diverse group of constituents both within and outside the organization to create an integrated, accurate consensus plan that can be synchronized with the manufacturing, distribution, transportation and warehousing processes. In general, existing value chain management solutions do not provide robust, integrated, end-to-end solutions that address the needs of the entire value chain and do not synchronize demand opportunities with supply constraints and logistics operations.

  In order to effectively manage and coordinate value chain activities, companies require planning and execution software that provides for integrated communication and collaboration among the various constituents along the value chain. This enhanced collaboration synchronizes production plans with demand forecasts, thereby minimizing bottlenecks that lead to production delays and excess inventory. In addition, companies seek integrated planning and execution systems that further optimize the flow of products to the customer through enhanced transportation and warehouse management capabilities. Organizations are also demanding solutions that are modular and scaleable to fit the changing needs of the organization and that can be rapidly deployed.

LOGILITY VALUE CHAIN SOLUTIONS

  The Company's integrated product line, Logility Value Chain Solutions, is a value chain management software suite that enables manufacturers, distributors and retailers to more effectively manage the activities along their respective value chains.

  The key benefits of the Company's software solution include the following:

    Integrated End-to-End Value Chain Solution. The Company's Logility Value Chain Solutions provides functionality that addresses both the flow of information and the flow of products throughout the value chain. By synchronizing its comprehensive planning software products with its transportation and warehouse management software solutions, the Company's product suite can more efficiently and accurately coordinate the delivery of products to the customer. This end-to-end approach allows maximum synchronization of activities along the value chain.

    Comprehensive Planning Solution. The Company's planning solution is comprised of demand, inventory, manufacturing, replenishment and transportation planning modules that balance demand opportunities with supply constraints through the synchronization of information gathered from value chain participants. A key component of the Company's planning solution is its emphasis on addressing the full range of complex demand planning requirements of its customers, including comprehensive forecasting capabilities that take into account each user's unique perspective of the value chain.

    Advanced Collaborative Planning Functionality. The Company's products allow for collaboration among the various levels within an organization and among external constituents throughout the value chain. The architecture of Logility Value Chain Solutions enables key constituents to participate in the planning process, including marketing, sales, manufacturing, procurement, logistics and transportation personnel, so that the requirements of all groups are factored in to create one consensus plan. The Company's collaborative planning functionality is further enhanced with the Company's Demand Chain Voyager(TM) and Supply Chain Voyager(TM) modules, which leverage Internet technology to facilitate information sharing directly with trading partners and within an organization.

    Robust Warehouse Management Solution. The Company's integrated WarehousePRO(R) solution is designed to optimize operations within the warehouse by improving inventory turnover, increasing inventory accuracy and customer service and reducing inventory levels. The solution's object-oriented design and user-configurable architecture allows for flexible and rapid implementation. In addition, the solution features a comprehensive library of industry best-practice workflows that can be configured by the customer, thereby minimizing the need for custom programming.

    Rapid Deployment. The Company's products utilize a modular design, thereby streamlining implementation and allowing deployment in a relatively short time frame. The comprehensive functionality of each module generally permits customers to implement the solutions with nominal modifications. In addition, the Company's software combines sophisticated techniques and tools with an intuitive, Windows-based interface to reduce training requirements and implementation tasks.

    Open, Scaleable, Client-Server Architecture. Logility's software has been designed to integrate with existing in-house and third-party software applications and a variety of operating environments and platforms. The software is scaleable to manage complex processes involving tens of thousands of products across multiple sites.

STRATEGY

  The Company's objective is to become the leading provider of value chain management software solutions that are designed to enhance collaboration among participants along the value chain and optimize the operations associated with manufacturing and the distribution of products in select markets such as consumer packaged goods, pharmaceuticals, oil and gas and chemicals. The Company's strategy includes the following key elements:

    Leverage and Expand Installed Base of Customers. The Company currently targets businesses in the process manufacturing industry, including consumer packaged goods, chemicals and pharmaceuticals, food and beverage, and oil and gas. The Company intends to continue to leverage its installed base of more than 300 customers to introduce additional functionality, product upgrades and complementary modules. In addition, the Company intends to expand sales to new customers in its existing vertical markets and to target additional vertical markets over time.

    Continue to Expand Sales and Marketing. The Company intends to continue to pursue an increased share of the market for value chain management software solutions by expanding its sales and marketing activities. The Company intends to continue building a direct sales force that is focused on selected vertical markets, such as chemicals and pharmaceuticals and consumer packaged goods manufacturers.

    Maintain Technology Leadership. The Company believes that it is a technology leader in the field of value chain management software solutions and intends to continue to provide innovative, advanced solutions to this market. The Company believes that it was one of the earliest providers of value chain planning software solutions on a client-server platform and on Windows NT, and the first to introduce a value chain planning software solution that operates over the Internet. The Company intends to continue to develop and introduce new or enhanced products and keep pace with technological developments and emerging industry standards.

    Focus on Integrated Planning and Logistics Execution Solution. The Company believes it is one of the few providers of integrated value chain management software solutions addressing both demand and supply planning as well as transportation and warehousing logistics requirements. The Company is focusing on providing the most comprehensive planning and execution solution aimed at optimizing operations along the value chain. The Company intends to continue to focus its development initiatives on enhancing its end-to-end solution and introducing additional capabilities that complement its integrated solution.

    Increase Penetration of International Markets. In fiscal year ended April 30, 1998, the Company generated 9% of its total revenues from international sales and has marketing relationships with a number of international distributors. The Company intends to expand its international presence by adding additional direct sales personnel to address international markets and has created additional relationships with distributors in Europe, Latin America and the Asia/Pacific region.

    Expand Strategic Relationships. The Company has a number of varying marketing and/or product relationships with ERP vendors, systems integrators and service organizations, including Arthur Andersen, Andersen Consulting, Ernst & Young, INSIGHT, Inc., KPMG Peat Marwick, Oracle, SAP, and Ross Systems. In addition, the Company has developed a network of international agents who assist in the selling of the Company's products. The Company intends to utilize these and future relationships with software and service organizations to enhance its sales and marketing position.

    Continue to Focus on Providing High Quality Customer Service. Providing high quality customer service is a critical element of the Company's strategy. The Company intends to continue to invest in technology and personnel to accommodate the needs of its growing customer base.

PRODUCTS

  Logility Value Chain Solutions(TM) is an integrated suite of value chain management solutions designed to synchronize demand opportunities with supply constraints and logistics operations. The suite is comprised of two solution groups: Logility Planning Solutions(TM) and Logility Execution Solutions(TM), which in turn are comprised of a series of integrated modules. These modules can be implemented individually in certain cases, as well as in combinations or as a full solution suite. Logility Value Chain Solutions(TM) supports multiple communications protocols and is designed to operate with industry-standard open technologies, including leading client-server environments, such as HP9000, IBM RS/6000 and Intel-based servers running Windows NT. The following table summarizes the Company's product line:

SOLUTION GROUP     MODULE                   FEATURES
--------------     ------                   --------
LOGILITY PLANNING  Demand Planning
 SOLUTIONS(TM)                              . Item and Group forecasting
                                            . Self-selecting forecast models
                                            . Personalized data views
                                            . Item stratification
                                            . Product life cycle management with
                                              simulation
                                            . Drag and drop data manipulation
--------------------------------------------------------------------------------
                   Inventory Planning       . Time-phased view of inventory
                                            . Graphical simulations of inventory
                                              trade-off
                                            . Views of dependent and independent
                                              demand
                                            . Inventory management variables
--------------------------------------------------------------------------------
                   Event Planning           . Promotion planning
                                            . Self-learning capabilities using
                                              artificial intelligence
                                            . Causal-based forecasting
                                            . Promotion profitability
                                              simulations
--------------------------------------------------------------------------------
                   Demand Chain Voyager(TM) . Forecast retrieval and
                                              modifications via the Internet and
                                              Corporate Intranets
                                            . Tight integration with Demand
                                              Planning
                                            . Promotion planning calendars
                                            . Comprehensive security features
                                            . Collaborative planning with
                                              trading partners
--------------------------------------------------------------------------------
                   Manufacturing Planning   . Enterprise-wide capacity planning
                                            . Plant-level scheduling
                                            . Supports activity-based costing
                                            . Optimizes sourcing decisions'
                                              actual costs
                                            . Interactive simulation
                                            . Real-time, in memory model
--------------------------------------------------------------------------------
                   Replenishment Planning   . Supports continuous replenishment
                                              strategies
                                            . Constrained, time-phased
                                              distribution requirements planning
                                            . Proactive action messages
                                            . EDI integration
                                            . Available-to-promise methodologies
                                            . Multi-site sourcing and allocation
--------------------------------------------------------------------------------

SOLUTION GROUP      MODULE                    FEATURES
--------------      ------                    --------
                    Transportation Planning   . Load Control Center
                                              . Shipment planning and
                                                consolidation
                                              . Freight rating and routing
                                              . Carrier selection
---------------------------------------------------------------------------------
                    Supply Chain Voyager(TM)  . Replenishment ordering via the
                                                Internet
                                              . Tight integration with
                                                Replenishment Planning
                                              . Remote analysis of orders
                                              . Comprehensive security features
                                              . Collaborative planning with
                                                trading partners
---------------------------------------------------------------------------------
                    Value Chain Designer      . Strategic distribution network
                                                optimization
                                              . Customer assignment
                                              . Facility location
                                              . Balancing customer service levels
                                                and cost
                                              . Sourcing selection and capacity
                                                planning
---------------------------------------------------------------------------------
LOGILITY EXECUTION  Transportation Management
 SOLUTIONS(TM)                                . Load tendering
                                              . Shipment confirmation
                                              . Freight audit and payment control
                                              . Shipment documentation and
                                                tracking
---------------------------------------------------------------------------------
                    Warehouse PRO(R)          . Object oriented architecture
                                              . User configurable options
                                              . Advanced workflow technology
                                              . Dynamic label and report printing
                                              . Integrated graphical user
                                                interface
---------------------------------------------------------------------------------

LOGILITY PLANNING SOLUTIONS

  Logility Planning Solutions is designed to optimize demand opportunities with supply constraints. The solution enables users to generate and analyze information to effectively manage demand and respond to changes in the marketplace while optimizing the utilization of production, distribution and transportation assets. Demand Chain Voyager and Supply Chain Voyager enhance the functionality of Logility Planning Solutions by utilizing the Internet to extend planning capabilities to remote users and trading partners.

    Demand Planning. The Demand Planning module reconciles demand history, existing customer orders, point-of-sale data, market forecasts and other information to generate a graphical representation of demand by item, location, customer and/or group. Demand Planning has an automatic self-correcting, self-selecting modeling process that utilizes a number of advanced forecasting models to generate sales, marketing, logistics and other forecasts. The system allows for user-override of certain modeling parameters, such as quantities or percentages, to account for promotions, supply constraints and other "what-if" scenarios.

    Inventory Planning. The Inventory Planning module is designed to determine the optimal balance between inventory and service levels. With extensive simulation capabilities, Inventory Planning helps manufacturers and distributors reduce inventory costs while meeting customer service requirements at the individual stock keeping unit ("SKU") level. Built around industry best practices, Inventory Planning can enhance planning and scheduling of inventory while taking into consideration replenishment frequency and order size, seasonal build and manufacturing plans. Service level targets and policies can be applied individually to every product within an enterprise or uniformly throughout the various product lines.

    Event Planning. The Company has recently made generally available an Event Planning module, a causal-based forecasting solution designed to facilitate product life-cycle management and promotion planning, and provide forecasting capabilities to help determine the impact of promotions, price changes or other events, enabling manufacturers to adjust production to match changing demand. Event Planning utilizes advanced algorithms based on neural network techniques that allow the system to refine forecasting by incorporating the results of ongoing promotions and other activities.

    Demand Chain Voyager. Through the use of the Internet, the Demand Chain Voyager module extends the reach of Demand Planning by allowing remote users to view corporate forecasts and to input demand data in real-time. Demand Chain Voyager provides an online, updated schedule of events including promotions, product launches and holidays. In addition, it allows for the revision of inventory goals and objectives such as service levels and turns.

    Manufacturing Planning. The Manufacturing Planning module is designed as a constraint-based planning solution that balances manufacturing processes and resources with demand priorities and corporate objectives. Manufacturing Planning models the operations of a business by capturing capacity constraints such as equipment capabilities, intermediate storage limitations, shop floor calendars and raw material availability and production constraints such as synchronization of multi-step operations, product sequencing, production changeovers and inventory policies. Manufacturing Planning enables collaborative decision-making by comparing the feasibility and cost effectiveness of various scheduling strategies through the use of simulation.

    Replenishment Planning. The Replenishment Planning module addresses the planning needs of an organization to determine the optimal balance between customer service levels and inventory. Replenishment Planning takes into account manufacturing constraints, inventory investment, desired service levels, and current orders and commitments. Features of Replenishment Planning include automatic detailed item planning to balance delivery loads and orders, filtered order review, SKU change simulation and constrained distribution requirements planning. The benefits of Replenishment Planning include, among others, faster inventory turns, optimized inventory levels and the ability to allocate customer orders based on user-defined priorities. Replenishment Planning provides support for continuous replenishment strategies, such as Vendor Managed Inventory, Quick Response and Efficient Consumer Response.

    Transportation Planning. The Transportation Planning module synchronizes transportation plans with demand, inventory, manufacturing and replenishment strategies. Transportation Planning consolidates shipments and determines the optimal transportation mode and carrier while providing a list of alternatives. The solution includes a Load Control Center that reviews all inbound, outbound and inter-facility shipments and provides an integrated view of all orders requiring shipping decisions. The product is designed to reduce freight costs, improve customer service levels and increase responsiveness to customer requirements.

    Supply Chain Voyager. The Supply Chain Voyager module operates over the Internet and provides trading partners with enhanced functionality for consumption monitoring and order review, approval and tracking. Consumption monitoring facilitates the process of tracking inventory consumption at the point of demand and comparing real-time inventory levels to inventory targets. Order review, approval and tracking automatically generates proposed replenishment orders and allows trading partners to track the status of orders.

    Value Chain Designer. The Value Chain Designer module provides a strategic view of the Supply Chain Network. Companies can optimize location decisions, resource allocation, customer assignment and transportation strategies to minimize costs or maximize profitability.

LOGILITY EXECUTION SOLUTIONS

  Logility Execution Solutions is designed to enable users to effectively and efficiently manage the flow of products through distribution centers and warehouses and helps ensure that products are delivered to the right location using the best transportation alternatives available. Integrated analysis reporting is included to allow users to analyze cost and productivity across the value chain, enabling companies to make real-time decisions about the operations of their warehouses and the transport of products.

    Transportation Management. Transportation Management facilitates the timely execution of the optimized shipping plan developed by the Transportation Planning module. Load tendering and shipment tracking are included via Electronic Data Interchange ("EDI"), E-mail or automatic fax. The freight audit and payment capabilities enable flexible reporting of landed cost by shipment, customer or product group. The module is designed to reduce freight costs, improve carrier utilization and provide comprehensive freight management reporting.

    WarehousePRO. WarehousePRO incorporates advanced workflow technology, industry-specific best practices and radio frequency data collection terminals to optimize warehouse operations. The software's object-oriented design allows users to define the properties of specific items, locations, or processes, thereby reducing the need for custom programming. The solution is highly flexible and can be reconfigured by the user to adapt to changing business requirements. WarehousePRO features an extensive workflow library of user-selected templates incorporating industry-specific best-practice warehousing techniques. With built-in standard interfaces to major radio frequency data collection systems, the software delivers more accurate inventory accountability and improved warehouse efficiency. WarehousePROs performance analysis tools generate graphical reports that illustrate productivity gains, warehouse efficiency and inventory controls, enabling users to make real-time management decisions. A Windows NT version of WarehousePRO was made generally available in the fourth quarter of the Company's fiscal year 1998.

  The price for the Company's products typically is determined based upon the number of modules licensed and the number of servers, users and/or sites for which the solution is designed. During fiscal year ended April 30, 1998, license fees for a new customer ranged from $200,000 to $1,500,000.

CUSTOMERS

  The Company primarily targets businesses in the consumer-packaged goods, chemicals and pharmaceuticals and other manufacturing industries. No single customer accounted for 10% or greater of the Company's revenues in the three years ended April 30, 1998. A sample of companies which have purchased one or more of the Company's products is as follows:

          CONSUMER          CHEMICALS, OIL & GAS,
       PACKAGED GOODS          PHARMACEUTICALS       MANUFACTURING AND OTHERS
       --------------       ---------------------   --------------------------
   Bausch & Lomb            CITGO Oil               Appleton Paper
   Goody (a division of     Eastman Chemical Co.    British Telecommunications
    Newell Company)         FINA Inc.               Magneti Marelli
   Heineken USA             Pfizer International    Mercury Marine
   Nestle France            Pharmacia & Upjohn      Reynolds Metals
   Sara Lee Knit Products   Rhone-Poulenc           Siecor (joint venture
   S.C. Johnson & Sons      Sigma-Aldrich Corp.      between Siemens & Corning)
   Seagram                                          Sony Electronics
   ICI Glidden                                      Subaru of America, Inc.
   Tiffany's                                        Union Camp
   VDK Frozen Foods
   VF Corporation

SALES AND MARKETING

  The Company markets its products through direct and indirect sales channels in the United States and Canada and primarily through indirect channels outside North America. The Company conducts its principal sales and marketing activities from corporate headquarters in Atlanta, Georgia, and has sales and/or support offices in Boston, Chicago, Columbus, Dallas, Detroit, Minneapolis, Newport Beach, Philadelphia, Raleigh, and

Toronto, Canada. Sales channels outside of North and South America are managed from Logility's international offices in the United Kingdom.

  The Company has a number of varying marketing and/or product relationships with ERP vendors, systems integrators and service organizations, including Arthur Andersen, Andersen Consulting, Ernst & Young, INSIGHT, Inc., KPMG Peat Marwick, Oracle, SAP and Ross Systems. In addition, the company has developed a network of International Agents who assist in the selling of the Company's products. The Company intends to utilize these and future relationships with software and service organizations to enhance its sales and marketing position.

  The Company has arrangements with independent distributors and resellers throughout Europe and the Asia/Pacific region, which distribute the Company's product line in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with the licensing of the Company's products.

  To support its direct sales force, the Company conducts marketing programs that include public relations, direct mail, advertising campaigns, trade shows, product seminars, user group conferences and ongoing customer communication programs.

CUSTOMER SERVICE AND SUPPORT

  The Company provides the following services and support to its customers:

    Implementation; Training Services. The Company offers its customers post-delivery professional services consisting primarily of implementation and training services, for which the Company charges separately on either an hourly or daily basis. Customers that choose to purchase implementation services receive assistance in integrating the Company's solution with existing software applications and databases. Implementation of Logility Value Chain Solutions typically requires three to twelve months, depending on the complexity of a customer's existing system, the number of modules purchased, and the training requirements.

    Product Maintenance and Updates; Support Services. The Company provides its customers with ongoing product support services. Support or maintenance contracts typically are sold to customers for one to three year terms at the time of the initial product license and may be renewed for additional periods. Under these contracts, the Company provides telephone consulting, product updates and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. The Company provides ongoing support and maintenance services on a seven-day-a-week, 24-hours-a-day basis through telephone and electronic mail, using a call logging and tracking system for quality assurance.

RESEARCH AND PRODUCT DEVELOPMENT

  The Company believes that its future success depends in part upon its ability to continue to enhance existing products, respond to changing customer requirements, develop and introduce new or enhanced products and keep pace with technological developments and emerging industry standards. The Company's development efforts are focused on, but are not limited to, enhancing operability of its products across distributed and changing heterogeneous hardware platforms, operating systems and relational databases and the addition of new functionality to existing products.

  The current release of Logility Value Chain Solutions is version 5.0. This version is based on an integrated object-oriented architecture for maximum scalability and messaging functionality that supports the increasingly distributed nature of value chain planning. The product incorporates advanced Microsoft technology, including ActiveX and DCOM. The Company has developed interfaces with leading ERP vendors such as SAP, Oracle and PeopleSoft's manufacturing application.

COMPETITION

  The Company's products are targeted at emerging markets within the application software market, which is intensely competitive and characterized by rapid technological change. The Company's competitors are diverse and offer a variety of solutions directed at various aspects of the value chain, as well as the enterprise as a whole. The Company's existing competitors include application software vendors, such as i2 Technologies, Manugistics and Numetrix. In addition, the Company faces potential competition for the Logility Value Chain Solutions from (i) enterprise resource application software vendors such as SAP, PeopleSoft, Oracle and Baan, each of which currently offers sophisticated ERP solutions that currently or may in the future incorporate supply chain management modules or advanced planning and scheduling software; (ii) internal development efforts by corporate information technology departments; (iii) smaller independent companies that have developed, or are attempting to develop, value chain management software that compete with the Company's software solution; and (iv) other business application software vendors that may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of value chain management software.

  In addition, the Company may face competition from other application software vendors, including ERP vendors that from time to time jointly market the Company's products as a complement to their own systems. To the extent such vendors develop or acquire systems with functionality comparable or superior to the Company's products, their significant installed customer base, long-standing customer relationships and ability to offer a broad solution could provide a significant competitive advantage over the Company.

  The Company also expects to face additional competition as other established and emerging companies enter the market for value chain management software and new products and technologies are introduced. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

  Many of the Company's competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than the Company. In order to be successful in the future, the Company must continue to respond promptly and effectively to technological change and competitors' innovations. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. The principal competitive factors affecting the market for the Company's products include vendor and product reputation; product architecture, functionality and features; costs; ease and speed of implementation; return on investment; product quality; price and performance; and level of support.

PROPRIETARY RIGHTS AND LICENSES

  The Company's success and ability to compete is dependent in part upon its proprietary technology. To protect its proprietary technology, the Company relies on a combination of copyright and trade secret laws, confidentiality procedures and contractual provisions, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although the Company relies on the limited protection afforded by such confidential and contractual procedures and intellectual property laws, it also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and reliable maintenance are essential to establishing and maintaining a technology leadership position. The Company presently has no patents or patent applications pending. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. The Company generally enters into confidentiality or license agreements with its employees, consultants and customers, and generally controls access to and distribution of its software, documentation and other proprietary information.

  The Company provides its software products to customers under non-exclusive license agreements. As is customary in the software industry, in order to protect its intellectual property rights, the Company does not sell or transfer title to its products to its customers. Under the Company's current standard form of license agreement, licensed software may be used solely for the customer's internal operations. Although the license agreements place restrictions on the use by the customer of the Company's products, there can be no assurance that unauthorized use of the Company's products will not occur. In addition, the Company has licensed the source code for its software to American Software on a limited basis to enable American Software to perform warranty, maintenance and support obligations for certain customers, for which it is responsible under certain license agreements that were not assigned to the Company in connection with the formation of the Company.

  Despite the measures taken by the Company to protect its proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Companys trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

  In the future, the Company may increasingly be subject to claims of intellectual property infringement as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Although the Company is not aware that any of its products infringes upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, can be time consuming and expensive to defend, prosecute or resolve. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require a substantial amount of attention from management, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which would have a material adverse effect on the Company's business, operating results and financial condition. To the extent the Company desires or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all.

  The Company has relicensed and expects in the future to relicense certain software that it licenses from third parties for use in connection with the Company's products. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms, if at all. The termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Further, any such delay, to the extent it becomes extended, could result in a material adverse effect on the Company's results of operations.

EMPLOYEES

  As of April 30, 1998, the Company had 214 full-time employees, consisting of 69 in sales and marketing, 65 in product development, 76 in customer support and implementation services and 4 in administration and finance. In addition, the Company shares a number of administrative and finance personnel with American Software. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes its employee relations are good.

RISK FACTORS

  The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section and the preceding sections list some, but not all, of the risks and uncertainties, that may have a material adverse effect on the Company's business, operating results or financial condition. This section should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the audited Combined Financial Statements and Notes thereto for the three years ended April 30, 1998, 1997 and 1996 and the "Forward Looking Statements" section contained elsewhere in this Annual Report on Form 10-K.

  CONTINUING RELIANCE ON AMERICAN SOFTWARE. Because the Company has historically operated as a division of American Software, until 1997 it received substantially all of its financial, accounting, marketing and management services from American Software. The Company and American Software have entered into an agreement whereby American Software has agreed to act as a sales and marketing agent for the Company. The Company expects that it will rely on this continuing sales and marketing relationship with American Software as well as the financial, accounting and management services provided by American Software. The Company's business, operating results and financial condition may be adversely affected by a reduction or discontinuation of services from American Software.

  POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY. The Company's quarterly operating results have varied in the past and are expected to vary substantially in the future because of factors such as business conditions or the general economy, the timely availability and acceptance of the Company's products, technological change, the effect of competitive products and pricing, changes in Company strategy, the mix of direct and indirect sales, changes in operating expenses, personnel changes and foreign currency exchange rate fluctuations. The Company typically ships software products shortly after license agreements are signed and, therefore, does not maintain any material contract backlog. Furthermore, the Company typically has recognized a substantial portion of its revenues in the last month of a quarter. As a result, software products revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and the Company cannot predict software products revenues for any future quarter with any significant degree of certainty.

  The Company's software products revenues are also difficult to forecast because the market for business application software products is rapidly evolving, and the Company's sales cycles vary substantially from customer to customer. Because the licensing of the Company's products generally involves a significant capital expenditure by the customer, the Company's sales process is subject to the delays and lengthy approval processes that are typically involved in such expenditures. For these and other reasons, the sales cycle associated with the licensing of the Company's products varies substantially from customer to customer and typically lasts between four and nine months. During that time the Company might devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and might experience a number of significant delays, over which the Company has no control.

  The Company determines its expense levels based, at least in part, on its expectations as to future revenues. If revenues in a period are below expectations, operating results are likely to be adversely affected. Net income might be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies directly with revenues. As a result of the foregoing factors, it is possible that in some quarters the Company's operating results will be below the published expectations of financial research analysts. In that event, the price of the Company's common stock would likely be materially adversely affected.

  MANAGEMENT OF GROWTH. The Company has recently experienced a period of significant growth in revenues that has placed a significant strain upon its management systems and resources. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis. The Company has recently hired a significant number of employees, and in order to maintain its ability to grow in the future, the Company will be required to significantly increase the total number of employees and to train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

  EXPANSION OF INDIRECT CHANNELS. The Company is building and hopes to maintain strong working relationships with ERP system vendors and consulting firms that the Company believes can play important roles in marketing the Company's products. The Company is currently investing, and intends to continue to invest, significant resources to develop these relationships, which could adversely affect the Company's operating margins. There can be no assurance that the Company will be able to attract organizations that will be able to market the Company's products effectively or that will be qualified to provide timely and cost-effective customer support and service. In addition, the Company's arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause. In addition, many of these organizations have marketing and other relationships with competitors of the Company. Therefore, there can be no assurance that any organization that sells or markets the Company's products will continue its involvement with the Company and its products, and the loss of important organizations could materially adversely affect the Company's results of operations. In addition, if the Company is successful in selling products as a result of these relationships, any material increase in the Company's indirect sales as a percentage of total revenues would be likely to adversely affect the Company's average selling prices and gross margins because of the lower unit prices that the Company receives when selling through indirect channels.

  RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS. The market for the Company's software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to continue to enhance its current product line, to maintain and extend compatibility with leading ERP systems and with widely used hardware and operating system platforms, and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. The introduction of products using new technologies and the emergence of new industry standards could render the Company's existing products, and products currently under development, obsolete and unmarketable. In addition, there are special risks associated with products, such as the Demand Chain Voyager and Supply Chain Voyager modules, that must comply with rapidly changing Internet standards. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost-effective basis, fully functional product enhancements or new products that respond to technological advances by others, or that its new products will achieve market acceptance. The Company's failure to successfully develop and market product enhancements or new products could have a material adverse effect on the Company's business, operating results and financial condition.

  As a result of the complexities inherent in client/server computing environments and the broad functionality and performance demanded by customers for value chain management products, major new products and product enhancements can require long development and testing periods. Software products as complex as those offered by the Company often encounter development delays and may contain undetected defects when introduced or when new versions are released.

  There can be no assurance that the Company will not encounter product development delays in the future or that, despite testing by the Company, errors will not be found in new products or product enhancements after commencement of commercial shipments, resulting in damage to the Company's reputation, loss of revenue, loss of market share, delay in market acceptance or warranty claims, any of which could have a material adverse effect upon the Company's business, results of operations and financial condition. Although the Company generally attempts to limit by contract its exposure to incidental and consequential damages, if a court failed to enforce the liability limiting provisions of the Company's contracts for any reason, or if liabilities arose which were not effectively limited, the Company's business, results of operations and financial condition could be materially and adversely affected.

  DEPENDENCE ON EMERGING MARKET FOR VALUE CHAIN MANAGEMENT SOFTWARE. The Company currently derives, and expects to continue to derive, substantially all of its revenues from licenses and services related to value chain management software products. Although demand for these products has grown in recent periods, the market for value chain management software is still emerging. There can be no assurance that this market will continue to grow or, even if it does grow, that businesses will purchase the Company's products. The Company has spent, and intends to continue to spend, considerable resources educating potential customers generally about value chain management software solutions and specifically about the Company's products. There can be no assurance, however, that such expenditures will enable the Company to achieve any additional degree of market acceptance. If the market for value chain management software fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially and adversely affected.

  DEPENDENCE UPON SUCCESSFUL EXPANSION OF MARKETING, SALES, SUPPORT AND SERVICE ORGANIZATIONS. Many of the personnel in the Company's marketing, sales, support and service organizations have been employed by the Company for less than two years, particularly those in the sales organization. The Company's future success depends upon the successful expansion of these organizations and its ability to establish indirect distribution channels, including resellers, systems solution vendors, application software vendors and systems integrators. The Company currently plans to continue to expand its direct sales force, to develop additional indirect distribution channels and to expand its customer service and support organizations. Although the Company believes that such initiatives ultimately will improve the Company's operating results, to the extent related expenditures are incurred and revenues do not correspondingly increase the Company's operating results will be materially and adversely affected. There can be no assurance that these steps will be successful. Further, competition for experienced and effective sales personnel in the software industry has increased substantially and continues to increase, making expansion of a sales organization more difficult and expensive. If the Company is unable to expand its marketing, sales, support and service organizations and develop additional distribution channels on a timely basis, the Company's business, operating results and financial condition could be materially and adversely affected.

  INTERNATIONAL OPERATIONS. The Company derived approximately 9%, 12%, and 20% of its total revenues from international sales in the fiscal years ended April 30, 1998, 1997 and 1996, respectively. The Company believes that continued growth and profitability will require increased international sales. The Company must establish additional foreign operations and hire additional personnel, as well as expand its indirect sales channels in markets outside North America. To the extent that the Company is unable to do so in a timely and effective manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, even if international operations are successfully expanded, there can be no assurance that the Company will be able to maintain or increase international market demand for its products or that such operations will be profitable.

  The Company's international operations are subject to risks inherent in international business activities, including, in particular, management and staffing of an organization spread over various countries, longer accounts receivable payment cycles in certain countries, compliance with a variety of foreign laws and regulations, unexpected changes in regulatory requirements, overlap of different tax structures, foreign currency exchange rate fluctuations and general economic and political conditions. To date, the Company's revenues from international operations have primarily been denominated in United States dollars. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates.

  DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company relies on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights in its products. The Company has not sought to patent its software products and thus does not have the protection that patents might provide. There can be no assurance that the protections relied upon by the Company will be adequate to protect its proprietary rights. Despite the Company's efforts to protect its proprietary rights, unauthorized parties, including customers, may attempt to reverse engineer or copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of certain foreign countries in which the Company's products are or may be licensed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. As a result, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. Although the Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company. Defense of such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, results of operation and financial condition.

  Certain software used in the Company's products is licensed by the Company from third parties. There can be no assurance that the Company will continue to be able to resell this software under its licenses or, if any licensor terminates its agreement with the Company, that the Company will be able to develop or otherwise procure replacement software from another supplier on a timely basis or on commercially reasonable terms. In addition, such third-party software may contain errors that would be difficult for the Company to detect and correct.

  YEAR 2000 COMPLIANCE. Both the Company's internal operations and products use a significant number of computer software programs and operating systems. Given the information known at this time about the Company's systems and products, coupled with the Company's ongoing efforts to maintain systems and products as necessary, the Company does not anticipate that the year 2000 issue or related costs will have a material adverse effect on the Company's business, results of operations or financial condition; however circumstances could change, most particularly as a result of the necessary system interfaces between the Company's products and other systems utilized by the Company's customers.

ITEM 2. FACILITIES

  The Company maintains its headquarters in Atlanta, Georgia. Some of the Company's offices are occupied pursuant to the Facilities Agreement with American Software, the terms of which are summarized in "Part III, Item 13-- Certain Relationships and Related Transactions," below. The Company believes its existing facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of shareholders during the fourth quarter of the Company's recently completed fiscal year.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Shares are listed on the NASDAQ Stock Market--National Market under the symbol LGTY. As of July 11, 1998, there were approximately 2,600 shareholders of record of the Company's Common Shares which hold their stock in nominee or "street" names through various brokerage firms.

  The table below presents the high and low sales for Logility, Inc. common stock as reported by NASDAQ, for the Company's last fiscal year:

      FISCAL YEAR 1998                                           HIGH      LOW
      ----------------                                         --------- -------
      Second Quarter.......................................... $17 11/16  $13.00
      Third Quarter........................................... $15 7/8   9 15/16
      Fourth Quarter.......................................... $13 3/4     7 5/8

DIVIDENDS

  The Company has not paid any dividends since its initial public offering. The payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED COMBINED FINANCIAL DATA

  The selected combined financial data presented below as of and for the years ended April 30, 1998, 1997, 1996 and 1995 are derived from combined financial statements of the Company that have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The combined statements of operations data for the year ended April 30, 1994 and the combined balance sheet data at April 30, 1994 are derived from unaudited combined financial statements that include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information set forth therein.

                                                 YEARS ENDED APRIL 30,
                                         -----------------------------------------
                                          1998    1997     1996     1995     1994
                                         ------- -------  -------  -------  ------
                                                     (IN THOUSANDS)
COMBINED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Licenses.............................  $20,138 $12,359  $10,700  $ 5,767  $6,967
  Maintenance..........................    7,167   5,051    3,797    2,628   2,040
  Services.............................    7,357   4,414    2,136    1,815   1,232
                                         ------- -------  -------  -------  ------
    Total revenues.....................   34,662  21,824   16,633   10,210  10,239
                                         ------- -------  -------  -------  ------
Cost of revenues:
  Licenses.............................    5,299   3,970    4,016    2,184   2,097
  Maintenance..........................    1,582   1,219      876      624     539
  Services.............................    3,683   1,969    1,131    1,030     744
                                         ------- -------  -------  -------  ------
    Total cost of revenues.............   10,564   7,158    6,023    3,838   3,380
                                         ------- -------  -------  -------  ------
Gross margin...........................   24,098  14,666   10,610    6,372   6,859
                                         ------- -------  -------  -------  ------
Operating expenses:
  Research and development.............    5,592   3,484    1,452    1,168   1,389
  Sales and marketing..................   13,676  10,628    9,892    6,295   4,249
  General and administrative...........    3,111   2,508    2,140    2,155   1,529
                                         ------- -------  -------  -------  ------
    Total operating expenses...........   22,379  16,620   13,484    9,618   7,147
                                         ------- -------  -------  -------  ------
  Operating income (loss)..............    1,719  (1,954)  (2,874)  (3,246)   (288)
  Other income.........................      863     --       --       --      --
                                         ------- -------  -------  -------  ------
  Income (loss) before income taxes....    2,582  (1,954)  (2,874)  (3,246)   (288)
  Income taxes.........................      --      --       --       --      --
                                         ------- -------  -------  -------  ------
  Net income (loss)....................  $ 2,582 $(1,954) $(2,874) $(3,246) $ (288)
                                         ======= =======  =======  =======  ======
Net income (loss) per common share.....  $  0.20 $ (0.17) $ (0.25) $ (0.29) $(0.03)
                                         ======= =======  =======  =======  ======
Weighted-average common shares out-
 standing..............................   12,676  11,300   11,300   11,300  11,300
                                         ======= =======  =======  =======  ======
COMBINED BALANCE SHEET DATA:
Cash and cash equivalents..............  $ 1,006 $   732  $    13  $    66  $   38
Investments............................   29,559     --       --       --      --
Working capital........................   33,007     557    1,223   (1,705)  2,023
Total assets...........................   50,830  16,367   14,170   10,081  10,455
Total stockholders' equity.............   39,237   6,668    7,224    6,302   7,319

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  Until recently, the Company conducted its business and operations as three separate business units of American Software: a supply chain planning software group, a warehouse management software group and a transportation management software group. Effective January 1997, American Software transferred substantially all of the business, operations (including research and development), assets and associated liabilities of its Supply Chain Planning division to the Company. Effective August 1997, American Software transferred to the Company the WarehousePRO software and substantially all associated operations, assets and liabilities. Effective August 1997, American Software's wholly owned subsidiary, Distribution Sciences, Inc., was merged into the Company, transferring its business, operations, assets and liabilities, including the Transportation Planning and Transportation Management software, to the Company. The Company's financial statements included herein present the combined assets, liabilities and results of operations for the three business units for all periods.

  Prior to August 1, 1997 (except for the Tax Sharing Agreement which was effective January 23, 1997), American Software provided marketing services, employees, and office space to the Company, allowed the Company to participate in insurance coverage and benefit plans, and provided certain other administrative services to the Company. The combined statements of operations include the allocation of these expenses incurred by American Software to the Company based on percentage of license fees, specific identification, direct labor hours, head count, product license fees to total license fees, and square footage of leased properties. Management believes the methods of allocation are reasonable. Effective August 1, 1997 (except for the Tax Sharing Agreement which was effective January 23, 1997), the Company entered into certain contractual arrangements with American Software.

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

  The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 1998 and the percentage increases and decreases in those items for the years ended April 30, 1998 and 1997:

   PERCENTAGE OF TOTAL REVENUES      1998  1997   1996   1998 VS 1997 1997 VS 1996
   ----------------------------      ----  ----   ----   ------------ ------------
   Revenues:
     License fees..................   58%   57%    64%        63%          16%
     Maintenance...................   21    23     23         42           33
     Services......................   21    20     13         67          107
                                     ---   ---    ---        ---          ---
   Total revenues..................  100   100    100         59           31
                                     ---   ---    ---        ---          ---
   Cost of revenues:
     License fees..................   15    18     24         33           (1)
     Maintenance...................    4     6      5         30           39
     Services......................   11     9      7         87           74
                                     ---   ---    ---        ---          ---
   Total cost of revenues..........   30    33     36         48           19
                                     ---   ---    ---        ---          ---
   Gross Margin....................   70    67     64         64           38
                                     ---   ---    ---        ---          ---
   Operating expenses
     Research and development,
      net..........................   16    16      9         61          140
     Sales and marketing...........   40    49     59         29            7
     General and administrative....    9    11     13         24           17
                                     ---   ---    ---        ---          ---
   Total operating expenses........   65    76     81         35           23
   Operating income (loss).........    5    (9)   (17)        nm           32
   Other income, net...............    2   --     --          nm           nm
   Income (loss) before income tax-
    es.............................    7    (9)   (17)        nm           nm
                                     ---   ---    ---        ---          ---
     Income taxes..................  --    --     --          nm           nm
                                     ---   ---    ---        ---          ---
   Net Income (loss)...............    7%   (9)%  (17)%       nm           nm
                                     ===   ===    ===        ===          ===

  --------
  nm-not meaningful

YEARS ENDED APRIL 30, 1998 AND 1997:

REVENUES:

  The Company's total revenues increased 59% to $34.7 million from $21.8 million for the prior year. This increase was largely due to the rise in the Company's product sales as well as a significant increase in implementation and training services. International revenues represented approximately 9% of total revenues in the year ended April 30, 1998 compared to 12% in 1997.

  LICENSES. License fee revenues increased 63% to $20.1 million from a year ago, primarily as a result of successful sales efforts by the Company's direct sales force. The direct sales channel provided approximately 65% of the license fee revenues for the year. The Company's indirect sales channel is principally through American Software. During the year ended April 30, 1998, the Company recognized $530,000 of revenue upon the delivery of software totaling this amount relating to the Company's satisfaction of an American Software obligation to a customer. American Software paid the Company $530,000 for the satisfaction of American Software's obligation.

  MAINTENANCE. Maintenance revenues increased 42% to $7.2 million from a year ago, due to an increase in the installed base of customers. Maintenance revenues are directly related to license fee revenues, since new licenses are the potential source of new maintenance customers.

  SERVICES. Services revenues increased 67% to $7.4 million from a year ago as a result of the increased utilization of the Company's implementation and training services, which in turn resulted from the growth in the Company's customer base.

GROSS MARGIN:

  Total gross margin in 1998 was 70% compared to 67% a year ago. This increase was largely due to the expanded margin from license fee revenues, which grew to 74% from 68% a year ago. The expanded margin was attributable to the significant rise in license fee revenues which, because of a relatively high fixed license fees cost component, resulted in a higher incremental gross margin. The gross margin on maintenance revenues increased slightly to 78% compared to 76% a year ago. The gross margin on services revenues decreased to 50% compared to 55% in 1997 due to a decrease in the utilization rate of the service staff particularly in one portion of the Company's business in the third quarter in 1998. In addition, the Company invested heavily in completing service implementation work on one large customer in the third and fourth quarters of 1998 in anticipation of additional service projects for prospective customers in a similar industry.

OPERATING EXPENSES:

  RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                             YEARS ENDED
                                                     ---------------------------
                                                     APRIL 30, PERCENT APRIL 30,
                                                       1998    CHANGE    1997
                                                     --------- ------- ---------
   Gross product development costs..................  $ 8,761     40%   $ 6,279
   Percentage of total revenues.....................       25%               29%
   Less: capitalized development....................   (3,169)    13%    (2,795)
   Percentage of gross prod. dev. costs.............       36%               45%
   Product development expenses.....................  $ 5,592     61%   $ 3,484
   Percentage of total revenues.....................       16%               16%

  Gross product development costs increased 40% in 1998 compared to a year ago as a result of the Company's continued investment in new product development. Capitalized development increased as well, growing 13% from a year ago, while the rate of capitalized development decreased to 36% from 45% a year ago. Product development expenses, as a percentage of total revenues, remained comparable at 16% although the Company's net product development expenses increased 61% as the Company continued its investment in new product development.

  SALES AND MARKETING. Sales and marketing expenses rose 29% from a year ago as a result of increased license fees and an increased sales force. As a percentage of total revenues, sales and marketing expenses were 40% for 1998 compared to 49% for 1997. An increase in the productivity of the Company's sales force, which was formed approximately 18 months ago to focus exclusively on the Company's products, was the primary cause of this decrease. Previously, the Company shared its sales force with American Software. The mix of revenues generated between the direct and indirect (mainly American Software) sales channels also contributed to the decrease in the cost of sales and marketing as a percentage of total revenues. For sales generated from the direct sales force, the Company generally incurs sales commissions which are substantially lower than those charged by the indirect channel. As a result, when the Company increases its revenues generated from its direct sales force, as it did in 1998, the Company achieves expense leverage.

  GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 24% to approximately $3.1 million from a year ago, mainly as a result of the Company's growth in the number of employees and the resulting growth in administrative costs. General and administrative expenses as a percentage of total revenues decreased to 9% from 11% during the same period.

OTHER INCOME:

  Other income is principally comprised of investment earnings from the net proceeds of the Company's initial public offering. The Company's investments are generally short term in nature. Since going public the Company has generated a yield of approximately 5.5% on its investments.

INCOME TAXES:

  In accordance with FASB Statement No. 109 "Accounting for Income Taxes", the Company was required to apply a separate company approach in calculating its income tax provision. As a result, the Company was able to utilize net operating loss carryforwards previously generated, thereby resulting in no income tax expense. The Company's Tax Sharing Agreement with American Software does not allow the Company to utilize its net operating loss carryforwards; therefore, the Company recorded income taxes owed to American Software of approximately $1.05 million as a dividend in shareholders' equity for 1998.

YEARS ENDED APRIL 30, 1997 AND 1996:

REVENUES:

  For the year ended April 30, 1997, the Company's total revenues increased 31% to $21.8 million from $16.6 million in the prior year. This increase was primarily attributable to the increased acceptance of the Company's supply chain planning software products and associated services and maintenance revenues generated by new licensees, and the introduction of WarehousePRO, the Company's object-oriented warehouse management solution. International revenues decreased 24% to $2.6 million in 1997 from $3.4 million in 1996. As a percentage of total revenues, international revenues decreased to 12% during the same period. The decrease resulted primarily from two substantial orders received in 1996.

  LICENSES. License fee revenues for 1997 increased 16% to $12.4 million from the prior year. The increase resulted primarily from an increase in revenues generated by the Company's supply chain planning solution, both from the sale of a greater number of licenses and from price increases, coupled with the introduction of WarehousePRO in May 1996.

  MAINTENANCE. Maintenance revenues for 1997, increased 33% to $5.1 million from the prior year, due to an increase in the installed base of customers. Maintenance revenues are directly related to license fee revenues, since new licenses are the potential source of new maintenance customers.

  SERVICES. Services revenues for 1997, increased 107% to $4.4 million from the prior year, as a result of the increased utilization of the Company's implementation and training services, which in turn resulted from the growth in the Company's customer base. In addition, the Company increased the rates charged for services provided in 1997.

GROSS MARGIN:

  Total gross margin for 1997, was 67% compared to 64% in the prior year. This increase was largely due to the expanded margin from license fee revenues, which grew to 68% from 62% a year ago. The expanded margin was attributable to the significant rise in license fee revenues which, because of a relatively high fixed license fees cost component, resulted in a higher incremental gross margin. The gross margin on maintenance revenues remained relatively flat at 76% compared to 77% in the prior year. The gross margin on services revenues increased to 55% compared to 47% in the prior year. This increase was mainly due to a greater portion of revenue generated from higher margin professional services.

OPERATING EXPENSES:

  RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                           YEARS ENDED
                                                   ----------------------------
                                                   APRIL 30,  PERCENT APRIL 30,
                                                     1997     CHANGE    1996
                                                   ---------  ------- ---------
   Gross product development costs................  $ 6,279      24 %  $ 5,063
   Percentage of total revenues...................       29 %               30 %
   Less: capitalized development..................   (2,795)    (23)%   (3,611)
   Percentage of gross prod. dev. costs...........       45 %               71 %
   Product development expenses...................  $ 3,484     140 %  $ 1,452
   Percentage of total revenues...................       16 %                9 %

  Gross product development costs for 1997 increased 24% from the prior year as a result of the Company's continued investment in new product development as reflected by an increase in development personnel. Capitalized development decreased 23% from a year ago, and the rate of capitalized development decreased to 45% from 71% a year ago. These decreases resulted primarily from the completion of the development and subsequent commercial release of WarehousePRO in May 1996. Product development expenses, as a percentage of total revenues, increased to 16% from 9% a year ago, mainly due to the substantial decrease in the percentage of capitalized gross product development costs.

  SALES AND MARKETING. For 1997, sales and marketing expenses rose 7% from the prior year. The increase primarily resulted from costs incurred with the establishment of a direct sales force in 1997. Sales and marketing expenses as a percentage of total revenues decreased to 49% from 59% during the same period. The decrease resulted primarily from the Company incurring direct commission rates on sales made by American Software personnel in 1997, which were lower than the amount allocated to the Company by American Software for sales and marketing in 1996.

  GENERAL AND ADMINISTRATIVE. General and administrative expenses for 1997 increased 17% to approximately $2.5 million from a year ago. The increase was primarily due to decreased costs of allocated personnel and related costs to support the growing revenue base. General and administrative expenses as a percentage of total revenues decreased to 11% from 13% during the same period.

INCOME TAXES:

  The Company is included in the consolidated Federal income tax return filed by American Software. As a result of the operating losses incurred since the Company's inception, the Company has not recorded any income taxes in 1997 or 1996.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION:

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

  The Company's operating activities provided cash of approximately $3.6 million in the year ended April 30, 1998, compared to approximately $2.7 million in the same period of the prior year. The cash provided by operations during the year ended April 30, 1998, was primarily attributable to net income of $2.6 million, non-cash depreciation and amortization expense of $4.7 million, an increase in deferred revenues of approximately

$271,000 and an increase in accounts payable, accrued costs and other current liabilities of $950,000, which were partially offset by an increase in accounts receivable of $4.2 million and an increase in other assets of approximately $613,000. The cash provided by operations during the prior year was attributable to non-cash depreciation and amortization expense of $3.3 million, an increase in deferred revenues of approximately $933,000 and an increase in accounts payable, accrued costs and other current liabilities of approximately $1.8 million. This was partially offset by a net loss from operations of $2.0 million and an increase in accounts receivable of approximately $1.2 million.

  Cash used in investing activities was approximately $34.1 million and $3.4 million for the years ended April 30, 1998 and 1997, respectively. The majority of the cash was used for investments and computer software development costs.

  Cash provided by financing activities for the year ended April 30, 1998 was approximately $30.8 million, due primarily to the net proceeds received from the issuance of common stock in the initial public offering. In addition, the Company repurchased 205,300 shares of its common stock for approximately $1.9 million. In 1997, cash provided for financing activities was nearly entirely derived from contributions from American Software.

  Days sales outstanding in accounts receivable were 94 days as of April 30, 1998, compared to 98 days as of April 30, 1997.

  The Company's current ratio on April 30, 1998, was 4.6 to 1 and the Company has no long-term debt. The Company believes that its sources of liquidity and capital resources will be sufficient to satisfy its cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. The Company does not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to the Company. If available, such financing may result in further dilution to the Company's shareholders and higher interest expense.

  On December 15, 1997, Logility, Inc.'s board of directors approved a resolution authorizing the Company to repurchase up to 350,000 shares of the Company's common stock. This repurchase will be through open market purchases at prevailing market prices. The timing of any repurchases will depend on market conditions, the market price of Logility's common stock and management's assessment of the Company's liquidity and cash flow needs. Since this resolution, the Company has repurchased 205,300 shares of common stock at a cost of approximately $1.9 million as of April 30, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS:

  In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 requires companies to display, with the same prominence as other financial statements, the components of other comprehensive income. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

  The Company's financial statements will include the disclosure of other comprehensive income in accordance with the provisions of SFAS 130 beginning in the first quarter of fiscal year ended April 30, 1999.

  In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires that an enterprise disclose certain information about operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will evaluate the need for such disclosures at that time.

  In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition"("SOP 97-2"). SOP 97-2 is effective for financial statements for fiscal years beginning after December 15, 1997 (commencing May 1, 1998 for the Company). The Company does not expect that adoption of SOP 97-2 will significantly affect its results of operations.

FORWARD-LOOKING STATEMENTS:

  It should be noted that this discussion contains forward-looking statements, which are subject to substantial risks and uncertainties. There are a number of factors, which could cause actual results to differ materially from those anticipated by statements made herein. The timing of releases of the Company's software products can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. In addition, other factors include changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could affect the future performance of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not yet applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is included in Part IV Item 14 (a) (1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  The information relating to the members of the Board of Directors of the Company is set forth in the Caption "Election of Directors and Information Regarding Directors" in the Company's 1998 Proxy Statement (the "Proxy Statement"), which information is incorporated herein by reference.

  The executive officers of the Company are as follows:

   NAME                    AGE                     POSITION
   ----                    --- -------------------------------------------------
   J. Michael Edenfield..   40 Chief Executive Officer, President and Director
   James M. Modak........   41 Chief Financial Officer and Senior Vice President
   Larry R. Olin.........   46 Vice President--Sales, The Americas
   Donald L. Thomas......   51 Vice President--Customer Service
   Andrew G. White.......   33 Vice President--Research and Development

  J. Michael Edenfield has served as a Director and as President and Chief Executive Officer of the Company since January 1997. He also serves as Executive Vice President of American Software, Inc., a position he has held since June 1994. From June 1994 to October 1997, Mr. Edenfield served as Chief Operating Officer of American Software, Inc., and American Software USA, Inc. Prior to June 1994, Mr. Edenfield served in the following positions with American Software USA, Inc.: Senior Vice President of North American Sales and Marketing from July 1993 to June 1994, Senior Vice President of North American Sales from August 1992 to July 1993, Group Vice President from May 1991 to August 1992 and Regional Vice President from May 1987 to May 1991. Mr. Edenfield holds a Bachelor of Industrial Management degree from the Georgia Institute of Technology. Mr. Edenfield is the son of James C. Edenfield, Chairman of the Board of Directors of the Company.

  James M. Modak has served as Chief Financial Officer and Senior Vice President of the Company since August 1997. From January 1996 to July 1997, Mr. Modak served as Senior Vice President--Finance of Total System Services, Inc., a New York Stock Exchange-listed credit card processing company. From September 1993 to January 1996, Mr. Modak served as Senior Vice President-- Financial Analysis of First Financial Management Corp., a financial services processing company. From February 1993 to August 1993 he was Chief Financial Officer of Shop N Chek, a quality service provider for the retail industry. From July 1991 to February 1993, Mr. Modak was Senior Vice President-- Controller of DF Southeastern, Inc., a savings bank holding company. From 1979 to 1991 he was a CPA with KPMG Peat Marwick. Mr. Modak is a Certified Public Accountant with a Bachelor of Business Administration degree from the University of Notre Dame.

  Larry R. Olin has served as Vice President, Sales, The Americas of the Company since January 1997. From November 1996 to January 1997, Mr. Olin served as Vice President of Sales of the Supply Chain Planning division of American Software USA, Inc. From August 1992 to November 1996, he was Group Vice President of American Software USA, Inc. He holds a B.S. degree in Business Administration from Lake Superior State University and an M.B.A. in Finance from Central Michigan University.

  Donald L. Thomas has served as Vice President, Customer Service of the Company since January 1997. From October 1976 to January 1997, he served in a variety of position with American Software, most recently as Vice President, Customer Service of the Supply Chain Planning division of American Software USA, Inc. He holds a degree in Industrial Engineering from Auburn University.

  Andrew G. White has served as Vice President, Research and Development of the Company from January 1997 until March 1998 at which time he was named Vice President of Product Strategy. From March 1992 to January 1997, Mr. White was employed by American Software (UK) Ltd. and American Software USA, Inc., most recently as the Vice President of Research and Development of American Software USA, Inc. He holds a Bachelor of Arts (Honors) degree in Economics from The Open University in the United Kingdom.

ITEM 11. EXECUTIVE COMPENSATION

  This information is set forth under the caption "Certain Information Regarding Executive Officers and Directors" in the Company's 1998 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information is set forth under the caption "Voting Securities--Security Ownership" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH AMERICAN SOFTWARE, INC. AND CERTAIN TRANSACTIONS

  In November, 1997, the Company completed an initial public offering of 2,530,000 shares of common stock. Prior to that time, the Company was a wholly owned subsidiary of American Software, Inc. (American Software--Nasdaq--AMSWA) operating as the supply chain planning software group, warehouse management software group and transportation management group. In anticipation of such offering, the Company and American Software entered into a number of agreements for the purpose of defining certain relationships between the parties (the "Intercompany Agreements"). The more significant of the Intercompany Agreements are summarized below. As a result of American Software's ownership interest in the Company, the terms of such agreements were not the result of arms-length negotiation. Copies of the Intercompany Agreements, including those described below, have been filed as exhibits to Registration No. 333-33385 filed by the Company with the Securities and Exchange Commission.

SERVICES AGREEMENT

  The Company and American Software have entered into a Services Agreement (the "Services Agreement") with respect to certain services to be provided by American Software (or subsidiaries of American Software) to the Company. The Services Agreement provides that such services are provided in exchange for fees which management of American Software believes would not exceed fees that would be paid if such services were provided by independent third parties. The services initially provided by American Software to the Company under the Services Agreement include, among other things, certain accounting, cash management, corporate development, employee benefit plan administration, human resources and compensation, general and administration services, and risk management and tax services. In addition to these services, American Software has agreed to allow eligible employees of the Company to participate in certain of American Software's employee benefit plans.

  The Company has agreed to reimburse American Software for American Software's costs (including any contributions and premium costs and including third-party expenses and allocations of certain personnel expenses), generally in accordance with past practice, relating to the participation by the Company's employees in any of American Software's benefit plans.

  The Services Agreement has an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either the Company or American Software elects not to renew its term by giving proper notice. The Company will indemnify American Software against any damages that American Software may incur in connection with its performance of services under the Services Agreement (other than those arising from American Software's gross negligence or willful misconduct), and American Software will indemnify the Company against any damages arising out of American Software's gross negligence or willful misconduct in connection with its rendering of services under the Services Agreement.

FACILITIES AGREEMENT

  American Software and the Company have entered into a Facilities Agreement (the "Facilities Agreement"), which provides that the Company may occupy space located in certain facilities owned or leased by American Software (or subsidiaries of American Software). The Facilities Agreement has an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either American Software or the Company elects not to renew its term. The Facilities Agreement may be terminated by the Company for any reason with respect to any particular facility upon thirty days' written notice. The Company's lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software.

TAX SHARING AGREEMENT

  The Company is included in American Software's federal consolidated income tax group, and the Company's federal income tax liability will be included in the consolidated federal income tax liability of American Software and its subsidiaries. The Company and American Software have entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") pursuant to which American Software, Inc. and the Company will make payments between them such that the amount of taxes to be paid by the Company, subject to certain adjustments, will be determined as though the Company were to file separate federal, state, and local income tax returns, rather than as a consolidated subsidiary of American Software. Pursuant to the Tax Sharing Agreement, under certain circumstances, the Company will be reimbursed for tax attributes that it generates after deconsolidation of Logility from the consolidated tax group of American Software Inc., such as net operating losses and loss carryforwards. Deconsolidation is effective if and when American Software's ownership of Logility falls below 80%. No such deconsolidation is in process currently. Such reimbursement, if any, will be made for utilization of the Company's losses only after such losses are utilized by American Software. For that purpose, all losses of American Software and its consolidated income tax group will be deemed utilized in the order in which they are recognized. The Company will pay American Software a fee intended to reimburse

American Software for all direct and indirect costs and expenses incurred with respect to American Software share of the overall costs and expense incurred by American Software with respect to tax related services.

TECHNOLOGY LICENSE AGREEMENT

  American Software and the Company have entered into a Technology License Agreement (the "Technology License Agreement") pursuant to which the Company has granted American Software a non-exclusive, worldwide license to use, execute, reproduce, display, modify, and prepare derivatives of the Logility Value Chain Solutions product line, provided such license is limited to maintaining and supporting users that have licensed Logility Value Chain Solutions products from American Software. Pursuant to the Technology License Agreement, American Software and the Company are required to disclose to one another any and all enhancements and improvements which they may make or acquire in relation to a Logility Value Chain Solutions product, subject to confidentiality requirements imposed by third parties. The term of the Technology License Agreement is indefinite, although the Company may terminate the Technology License Agreement for cause, and American Software may terminate the Technology License Agreement at any time upon sixty (60) days' prior written notice to the Company. Upon termination of the Technology License Agreement, all rights to Logility Value Chain Solutions products licensed by the Company to American Software revert to the Company, while all rights to enhancements and improvements made by American Software to Logility Value Chain Solutions products revert to American Software.

MARKETING LICENSE AGREEMENT

  American Software USA, Inc. ("USA"), a wholly-owned subsidiary of American Software and the Company, have entered into a Marketing License Agreement (the "Marketing License Agreement") pursuant to which USA has agreed to act as a non-exclusive marketing representative of the Company for the solicitation of license agreements relating to the Logility Value Chain Solutions product line. The Marketing License Agreement provides for the payment to USA of a commission equal to 30% (or 50% for affiliates of USA located in the United Kingdom and France if they carry out installation and provide first-line support services) of the net license revenue collected by the Company under license agreements for the Logility Value Chain Solutions product line with certain end-users who are also licensees of software products of American Software which are secured and forwarded to the Company by USA and accepted by the Company. The Marketing License Agreement has a five-year term, although the Company may terminate the Marketing License Agreement for cause, and either party may terminate the Marketing License Agreement at any time upon twelve (12) months' prior written notice to the other party.

  During the year ended April 30, 1998, the Company recognized $530,000 of revenue upon the delivery of software totaling this amount relating to the Company's satisfaction of an American Software obligation to a customer. American Software paid the Company $530,000 for the satisfaction of American Software's obligation.

  See also the information set forth under the caption "Certain Information Regarding Executive Officers and Directors--Certain Transactions; Compensation Committee and Relationship to Company" in the Company's 1998 Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Form 10-K:

  1. The following combined financial statements of Logility, Inc. are filed as part of this form 10-K on the pages indicated:

                                                                          PAGE
                                                                          ----
   Combined Balance Sheets as of April 30, 1998 and 1997.................  31
   Combined Statements of Operations for the Years ended April 30, 1998,
    1997, and 1996.......................................................  32
   Combined Statements of Stockholders' Equity for the Years ended April
    30, 1998, 1997, and 1996.............................................  33
   Combined Statements of Cash Flows for the Years ended April 30, 1998,
    1997, and 1996.......................................................  34
   Notes to the Combined Financial Statements............................  35
   Independent Auditors' Report..........................................  45

  2. Financial statement schedule included in Part IV of this Form:

                                                                         PAGE
                                                                         ----
   Schedule I--Combined Valuation Accounts--for the three years ended
    April 30, 1998......................................................  46

  All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

  3. Exhibits

  The following exhibits are filed herewith or incorporated herein by reference:

    3.1 The Company's Amended and Restated Articles of Incorporation, and amendments included as Exhibit 3.1 to the Company's Registration
        Statement No. 333-33385 on Form S-1 (the "S-1 Registration Statement") and incorporated herein by this reference.
    3.2 The Company's Amended and Restated By-Laws, included as Exhibit 3.1 to the S-1 Registration Statement and incorporated herein by this reference.
   10.1 1997 Stock Plan, Amended and Restated as of October 22, 1997, included as Exhibit 4.1 to the Company's Form S-8 Registration Statement No.
        333-47023 and incorporated herein by this reference.
   10.2 Subsidiary Formation Agreement among the Company, American Software, and certain subsidiaries of American Software, as amended, included as
        Exhibit 10.3 to the S-1 Registration Statement, and incorporated herein by this reference.
   10.3 Merger Agreement between the Company and Distribution Sciences, Inc., included as Exhibit 10.4 to the S-1 Registration Statement, and incorporated herein by this reference.
   10.4 Services Agreement between the Company and American Software, included as Exhibit 10.5 to the S-1 Registration Statement, and incorporated herein by this reference.
   10.5 Facilities Agreement between the Company and American Software, included as Exhibit 10.6 to the S-1 Registration Statement, and incorporated herein by this reference
   10.6 Tax Sharing Agreement between the Company and American Software, included as Exhibit 10.7 to the S-1 Registration Statement, and incorporated herein by this reference.
   10.7 Stock Option Agreement between the Company and American Software, included as Exhibit 10.8 to the S-1 Registration Statement, and incorporated herein by this reference.

   10.8  Technology License Agreement between the Company and American
         Software, as amended, included as Exhibit 10.9 to the S-1 Registration
         Statement, and incorporated herein by this reference.
   10.9 Marketing License Agreement between the Company and American Software, as amended, included as Exhibit 10.10 to the S-1 Registration
         Statement, and incorporated herein by this reference.
   10.10 Employment Agreement and Officer Letter from the Company to James M.
         Modak, included as Exhibit 10.11 to the S-1 Registration Statement, and incoporated herein by this reference.
   11.1  Statement re: Computation of Per Share Earnings (Loss).
   23.1  Independent Auditors' Consent.
   27.1  Financial Data Schedule

  (a) Reports on Form 8-K

  The Company did not file a report on Form 8-K during the fourth quarter of the recently completed fiscal year.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDED REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Logility, Inc.

                                                  /s/ J. Michael Edenfield
                                          By: _________________________________
                                                    J. MICHAEL EDENFIELD
                                                 PRESIDENT, CHIEF EXECUTIVE
                                                          OFFICER

  DATE:

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                          TITLE                   DATE
              ---------                          -----                   ----

       /s/ J. Michael Edenfield        President, Chief Executive
By: __________________________________  Officer
         J. MICHAEL EDENFIELD

        /s/ James C. Edenfield         Chairman of the Board of
By: __________________________________  Directors
          JAMES C. EDENFIELD

          /s/ C. Tycho Howle           Director
By: __________________________________
            C. TYCHO HOWLE

         /s/ Parker H. Petit           Director
By: __________________________________
           PARKER H. PETIT

          /s/ John A. White            Director
By: __________________________________
            JOHN A. WHITE

          /s/ James M. Modak           Principal Accounting
By: __________________________________  Officer and Acting
            JAMES M. MODAK              Principal Financial
                                        Officer


                            COMBINED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            APRIL 30, APRIL 30,
                                                              1998      1997
                                                            --------- ---------
                          ASSETS
Current assets:
  Cash and cash equivalents................................  $ 1,006      732
  Investments..............................................   29,559      --
  Trade accounts receivable, less allowance for doubtful
   accounts of $421 at April 30, 1998 and 1997:
    Billed.................................................    7,754    3,843
    Unbilled...............................................    3,040    2,737
  Prepaid expenses and other current assets................      731      147
                                                             -------   ------
      Total current assets.................................   42,090    7,459
Furniture and equipment, less accumulated depreciation.....    1,583      876
Intangible assets, less accumulated amortization...........    6,865    7,732
Other assets, net..........................................      292      300
                                                             -------   ------
                                                             $50,830   16,367
                                                             =======   ======
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................  $ 1,144    1,266
  Accrued compensation and related costs...................    1,436    1,305
  Other current liabilities................................    1,386      445
  Due to American Software, Inc............................      961      --
  Deferred revenues........................................    4,157    3,886
                                                             -------   ------
      Total current liabilities............................    9,084    6,902
  Deferred income taxes....................................    2,509    2,797
                                                             -------   ------
      Total liabilities....................................   11,593    9,699
                                                             -------   ------
Stockholders' equity:
  Preferred stock; 2,000,000 shares authorized; no shares
   issued..................................................      --       --
  Common stock, no par value; 20,000,000 shares authorized;
   13,830,000 and 11,300,500 shares issued as of April 30,
   1998 and 1997, respectively.............................      --       --
  Additional paid-in capital...............................   43,187    7,919
  Divisional equity........................................      --     1,871
  Accumulated deficit......................................   (2,068)  (3,122)
  Treasury stock, at cost: 205,300 shares as of April 30,
   1998                                                       (1,882)     --
                                                             -------   ------
      Total stockholders' equity...........................   39,237    6,668
Commitments and contingencies..............................      --       --
                                                             -------   ------
                                                             $50,830   16,367
                                                             =======   ======

            See accompanying notes to combined financial statements.

                       COMBINED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       YEARS ENDED APRIL 30,
                                                       ----------------------
                                                        1998    1997    1996
                                                       ------- ------  ------
Revenues:
  License............................................. $20,138 12,359  10,700
  Maintenance.........................................   7,167  5,051   3,797
  Services............................................   7,357  4,414   2,136
                                                       ------- ------  ------
    Total revenues....................................  34,662 21,824  16,633
                                                       ------- ------  ------
Cost of revenues:
  License.............................................   5,299  3,970   4,016
  Maintenance.........................................   1,582  1,219     876
  Services............................................   3,683  1,969   1,131
                                                       ------- ------  ------
    Total cost of revenues............................  10,564  7,158   6,023
                                                       ------- ------  ------
    Gross margin......................................  24,098 14,666  10,610
                                                       ------- ------  ------
Operating expenses:
  Research and development............................   5,592  3,484   1,452
  Sales and marketing.................................  13,676 10,628   9,892
  General and administrative..........................   3,111  2,508   2,140
                                                       ------- ------  ------
    Total operating expenses..........................  22,379 16,620  13,484
                                                       ------- ------  ------
    Operating income (loss)...........................   1,719 (1,954) (2,874)
Other income, net.....................................     863    --      --
                                                       ------- ------  ------
  Income (loss) before income taxes...................   2,582 (1,954) (2,874)
Income taxes..........................................     --     --      --
                                                       ------- ------  ------
  Net income (loss)................................... $ 2,582 (1,954) (2,874)
                                                       ======= ======  ======
Basic and diluted net earnings (loss) per common
 share................................................ $  0.20  (0.17)  (0.25)
                                                       ======= ======  ======
Shares used in the calculation of net earnings (loss)
 per common share:
  Basic...............................................  12,671 11,300  11,300
                                                       ======= ======  ======
  Diluted.............................................  12,676 11,300  11,300
                                                       ======= ======  ======


            See accompanying notes to combined financial statements.

                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                              YEARS ENDED APRIL 30, 1998, 1997, 1996
                           ----------------------------------------------------------------------------
                                               ADDITIONAL                                     TOTAL
                           COMMON STOCK         PAID-IN   DIVISIONAL ACCUMULATED TREASURY STOCKHOLDERS'
                              SHARES    AMOUNT  CAPITAL     EQUITY     DEFICIT    STOCK      EQUITY
                           ------------ ------ ---------- ---------- ----------- -------- -------------
Balance at April 30,
 1995....................        --      $--      3,908      3,864     (1,470)       --       6,302
  Contribution from
   (dividend to) American
   Software, Inc.........        --       --       (244)     4,040        --         --       3,796
Net loss.................        --       --        --      (1,206)    (1,668)       --      (2,874)
                              ------     ----    ------     ------     ------     ------     ------
Balance at April 30,
 1996....................        --       --      3,664      6,698     (3,138)       --       7,224
Contribution from
 (dividend to) American
 Software, Inc...........        --       --       (798)     2,196        --         --       1,398
Issuance of common stock
 in connection with
 formation...............     11,300      --      5,053     (5,053)       --         --         --
Net loss.................        --       --        --      (1,970)        16        --      (1,954)
                              ------     ----    ------     ------     ------     ------     ------
Balance at April 30,
 1997....................     11,300      --      7,919      1,871     (3,122)       --       6,668
Contribution from
 (dividend to) American
 Software, Inc...........        --       --        115       (346)       --         --        (231)
Proceeds from initial
 public offering.........      2,530      --     33,152        --         --         --      33,152
Divisional equity
 contribution............        --       --      2,001     (2,001)       --         --         --
Repurchase of 205,300
 common shares...........        --       --        --         --         --      (1,882)    (1,882)
Distribution to American
 Software, Inc. under Tax
 Sharing Agreement.......        --       --        --         --      (1,052)       --      (1,052)
Net income...............        --       --        --         476      2,106        --       2,582
                              ------     ----    ------     ------     ------     ------     ------
Balance at April 30,
 1998....................     13,830     $--     43,187        --      (2,068)    (1,882)    39,237
                              ======     ====    ======     ======     ======     ======     ======


            See accompanying notes to combined financial statements.

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                       YEARS ENDED APRIL 30,
                                                       -----------------------
                                                        1998     1997    1996
                                                       -------  ------  ------
Cash flows from operating activities:
  Net income (loss)................................... $ 2,582  (1,954) (2,874)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
  Depreciation and amortization.......................   4,737   3,258   2,394
  Write-off of purchased computer software costs......     --      --    1,154
  (Increase) decrease in assets:
    Accounts receivable...............................  (4,214) (1,248) (2,794)
      Other assets....................................    (613)   (111)   (289)
  Increase (decrease) in liabilities:
    Accounts payable, accrued costs, and other........     950   1,812     491
    Deferred revenues.................................     271     933   1,721
    Due to American Software, Inc.....................     (91)    --      --
                                                       -------  ------  ------
      Net cash provided by (used in) operating
       activities.....................................   3,622   2,690    (197)
                                                       -------  ------  ------
Cash flows from investing activities:
  Additions to capitalized computer software
   development costs..................................  (3,169) (2,795) (3,611)
  Additions to purchased computer software costs......    (235)    (36)   (574)
  Purchases of furniture and equipment................  (1,136)   (545)   (422)
  Purchases of investments, net....................... (29,559)    --      --
                                                       -------  ------  ------
      Net cash used in investing activities........... (34,099) (3,376) (4,607)
                                                       -------  ------  ------
Cash flows from financing activities:
  Deferred income taxes resulting from Tax Sharing
   Agreement..........................................    (288)      7     955
  Contributions from (dividends to) American Software,
   Inc................................................    (231)  1,398   3,796
  Proceeds from initial public offering...............  33,152     --      --
  Treasury share repurchases..........................  (1,882)    --      --
                                                       -------  ------  ------
      Net cash provided by financing activities.......  30,751   1,405   4,751
                                                       -------  ------  ------
  Net change in cash..................................     274     719     (53)
Cash and cash equivalents at beginning of year........     732      13      66
                                                       -------  ------  ------
Cash and cash equivalents at end of year.............. $ 1,006     732      13
                                                       =======  ======  ======

            See accompanying notes to combined financial statements.

                             LOGILITY INCORPORATED

                    NOTES TO COMBINED FINANCIAL STATEMENTS

(1) PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business and Presentation

  Logility, Inc. (the "Company") develops, markets, and supports an integrated suite of client-server value chain management software products. This suite of products is designed to manage the flow of information and products along the entire value chain of an enterprise, from raw materials, manufacturing, and warehousing to final consumption. The Company's products and services are used by customers within the United States and certain international markets.

  The Company is headquartered in Atlanta, Georgia, and is approximately an 83%-owned subsidiary of American Software, Inc. ("ASI"). Prior to the contribution of the following operations by ASI to the Company, the Company's operations consisted of the following divisions and subsidiary of ASI which were derived from ASI's consolidated financial statements: Supply Chain Planning and WarehousePRO divisions of ASI; and Distribution Sciences Inc., a wholly owned subsidiary of ASI. Effective January 23, 1997, in connection with the purchase of 11,300,000 shares of the common stock of the Company, ASI formally contributed its Supply Chain Planning division to the Company. Accordingly, divisional equity was reduced by $5,053,000 and that same amount was transferred to additional paid-in capital to reflect the contribution of the Supply Chain Planning division to the Company.

  Divisional equity reflects each division's net equity and net income (loss) prior to the division being contributed to the Company inasmuch as the divisions are not separate legal entities. On January 23, 1997, the Supply Chain Planning division was contributed to the Company and the Supply Chain Planning's divisional equity was reclassified to additional paid-in capital. The net income (loss) for the Supply Chain Planning division since January 23, 1997 has been included in accumulated deficit. The WarehousePro division's net equity and results of operations are reflected in divisional equity as of April 30, 1997. Effective August 1, 1997, ASI contributed its WarehousePRO division to the Company. In conjunction with this contribution, divisional equity was eliminated and transferred to additional paid-in capital on the effective date.

  Distribution Sciences, Inc. was merged into the Company on August 5, 1997. This merger was accounted for in a manner similar to a pooling of interests and, therefore, Distribution Sciences' results of operations are included for all periods presented and are reflected in accumulated deficit.

  The accompanying combined financial statements include the historical cost of the assets and liabilities and the results of operations of the Company's constituent businesses as reflected in ASI's consolidated financial statements. The Supply Chain Planning and WarehousePRO divisions required certain estimates and allocations which ASI believes approximates costs that relate to the Company's operations. Balance sheet amounts were generally derived based upon specific identification of assets and liabilities and certain allocations relating to the Supply Chain Planning division and WarehousePRO division. Since Distribution Sciences, Inc. was a separate business, no allocations were necessary, other than income taxes.

 Revenue Recognition

  License. License revenues in connection with license agreements for standard proprietary and tailored software are recognized upon delivery of the software, providing collection is considered probable and no significant obligations remain outstanding. Maintenance included in initial license revenues is deferred and recognized ratably over the term of the agreement.

  Maintenance. Maintenance fees are generally billed annually in advance and the resulting revenues are recognized ratably over the term of the maintenance agreement.

                             LOGILITY INCORPORATED

  Services. Revenues derived from services primarily include consulting, implementation, and training. Fees are billed under both time and materials and fixed fee arrangements and are recognized as services are performed.

  Deferred Revenues. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenues are recognized.

 Cost of Revenues

  Cost of revenues for licenses include amortization of capitalized computer software development costs and purchased computer software costs, salaries and benefits, and royalties paid to third-party software vendors. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, and other personnel-related expenses.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

 Investments

  Investments at April 30, 1998 consist of money market funds and debt securities. The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). In accordance with SFAS No. 115, the Company has classified its investment portfolio as "held-to-maturity," and has accounted for these investments at amortized cost. Accordingly, no adjustment for unrealized holding gains or losses has been reflected in the Company's financial statements.

 Furniture and Equipment

  Furniture and equipment are recorded at cost, less accumulated depreciation. Depreciation of leasehold improvements, computer equipment, and office furniture and equipment is calculated using the straight-line method based upon an estimated useful life of three to five years.

 Intangible Assets

  Capitalized Computer Software Development Costs. The Company capitalizes certain computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized computer software development costs are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization.

                             LOGILITY INCORPORATED

  Purchased Computer Software Costs. Purchased computer software costs represent the cost of acquiring computer software. Amortization of purchased computer software costs is calculated using the straight-line method over periods of three to five years.

  Total Expenditures, Amortization, and Write-offs. Total expenditures for capitalized computer software development costs, total research and development expense, total amortization of capitalized computer software development costs, total amortization of purchased computer software costs and write-off of purchased computer software costs are as follows:

                                                         YEARS ENDED APRIL 30,
                                                         ----------------------
                                                          1998    1997   1996
                                                         ------- --------------
                                                            (IN THOUSANDS)
   Total capitalized computer software development
    costs............................................... $ 3,169  2,795  3,611
   Total research and development expense...............   5,592  3,484  1,452
                                                         ------- ------ ------
   Total research and development expense and
    capitalized computer software development costs..... $ 8,761  6,279  5,063
                                                         ======= ====== ======
   Total amortization of capitalized computer software
    development costs................................... $ 4,057  2,828  1,129
                                                         ======= ====== ======
   Total amortization of purchased computer software
    costs............................................... $   251    233  1,159
                                                         ======= ====== ======
   Write-off of purchased computer software costs as a
    result of net realizable value test................. $    --    --   1,154
                                                         ======= ====== ======

 Income Taxes

  The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires an asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's results of operations are included in the consolidated Federal income tax return filed by ASI.

 Use of Estimates

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these combined financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

 Fair Value of Financial Instruments

  The Company uses financial instruments in the normal course of its business. The carrying values of cash equivalents, trade accounts receivable, accounts payable, accrued compensation costs, and deferred revenues approximate fair value due to the short-term maturities of these assets and liabilities. See note 2 for disclosures regarding the fair value of the Company's investments.

                             LOGILITY INCORPORATED

 Stock Compensation Plans

  On May 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which encourages entities to recognize as compensation expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosures for employee stock option grants made in fiscal year ended April 30, 1996 and future years as if the fair-value-based method as defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense is recorded on the date of grant if the current market price of the underlying stock granted exceeds the exercise price. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures under the provisions of SFAS No. 123.

 Impairment of Long-Lived Assets

  On May 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles held for sale, other than those related to discontinued operations, be reported at the lower of carrying amount or fair value less cost to sell. The Company's adoption of SFAS No. 121 did not have an impact on its combined financial statements.

 Net Earnings (Loss) Per Common Share

  On January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"), which prescribes the calculation methodology and financial reporting requirements for basic and diluted earnings per share. Basic earnings (loss) per common share available to common shareholders are based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share available to common shareholders are based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options. All prior period net earnings (loss) data presented in these combined financial statements have been restated to conform to the provisions of SFAS No. 128.

(2) INVESTMENTS

  Investments, which are classified as held-to-maturity, consist of the following at April 30, 1998 (in thousands):

                                                    CARRYING  FAIR  UNREALIZED
                                                     VALUE   VALUE     GAIN
                                                    -------- ------ ----------
   Certificate of deposit.......................... $   500     500    --
   Asset-backed note...............................   1,500   1,500    --
   Commercial paper................................  11,182  11,229     47
   Corporate bonds.................................  16,377  16,520    143
                                                    -------  ------    ---
                                                    $29,559  29,749    190
                                                    =======  ======    ===

  The maturity of all investments as of April 30, 1998 is within one year.

                             LOGILITY INCORPORATED

(3) FURNITURE AND EQUIPMENT

  Furniture and equipment consist of the following at April 30, 1998 and 1997 (in thousands):

                                                                     1998  1997
                                                                    ------ -----
   Computer and communications equipment........................... $2,205 1,172
   Furniture and fixtures..........................................    224   121
                                                                    ------ -----
                                                                     2,429 1,293
   Less accumulated depreciation...................................    846   417
                                                                    ------ -----
                                                                    $1,583   876
                                                                    ====== =====

(4) INTANGIBLE ASSETS

  Intangible assets consist of the following at April 30, 1998 and 1997 (in thousands):

                                                                   1998    1997
                                                                  ------- ------
   Capitalized computer software development costs............... $14,949 11,743
   Purchased computer software costs.............................   1,130    895
                                                                  ------- ------
                                                                   16,079 12,638
   Less accumulated amortization.................................   9,214  4,906
                                                                  ------- ------
                                                                  $ 6,865  7,732
                                                                  ======= ======

(5) INCOME TAXES

  The Company is included in the consolidated Federal income tax return filed by ASI; however, the Company has provided for income taxes as if it were filing a separate income tax return.

  The Company has not recorded any income tax expense (benefit) for the years ended April 30, 1998, 1997, and 1996 because of cumulative operating losses incurred since inception. The Company's effective tax rate differs from the "expected" income tax expense (benefit) for those years calculated by applying the Federal statutory rate of 34% to earnings (loss) before income taxes as follows:

                                                       YEARS ENDED APRIL 30,
                                                       ------------------------
                                                         1998    1997    1996
                                                       --------  --------------
                                                          (IN THOUSANDS)
   Computed "expected" income tax expense (benefit)..  $    878   (664)   (977)
   Increase (decrease) in income taxes resulting
    from:
     State income taxes, net of Federal income tax
      effect.........................................       102    (78)   (114)
     Change in the beginning-of-year balance of the
      valuation allowance for deferred tax assets....    (1,045)   719   1,069
     Other, net......................................        65     23      22
                                                       --------  -----  ------
                                                       $    --     --      --
                                                       ========  =====  ======

                             LOGILITY INCORPORATED

  The significant components of deferred income tax expense (benefit) attributable to earnings (loss) before income taxes for the years ended April 30, 1998, 1997, and 1996, are as follows:

                                                          YEAR ENDED APRIL
                                                                 30,
                                                         ---------------------
                                                          1998    1997   1996
                                                         -------  ----  ------
                                                           (IN THOUSANDS)
   Deferred income tax expense (benefit)................ $ 1,045  (719) (1,069)
   (Decrease) increase in beginning-of-year balance of
    the valuation allowance for deferred tax assets.....  (1,045)  719   1,069
                                                         -------  ----  ------
                                                         $   --    --      --
                                                         =======  ====  ======

  The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities computed on a separate return basis and before consideration of the Company's Tax Sharing Agreement with ASI at April 30, 1998 and 1997 are presented as follows:

                                                                 YEARS ENDED
                                                                  APRIL 30,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                (IN THOUSANDS)
   Deferred income tax assets:
     Compensated absences and other expenses, due to accrual
      for financial reporting purposes......................... $   292    405
     Accounts receivable, due to allowance for doubtful ac-
      counts...................................................     160    160
     Net operating loss carryforwards..........................   3,983  5,203
                                                                ------- ------
       Total gross deferred income tax assets..................   4,435  5,768
     Less valuation allowance..................................   1,926  2,971
                                                                ------- ------
       Net deferred income tax assets..........................   2,509  2,797
                                                                ------- ------
   Deferred income tax liabilities:
     Capitalized computer software development costs...........   2,461  2,782
     Property and equipment, primarily due to differences in
      depreciation.............................................      48     15
                                                                ------- ------
       Total gross deferred income tax liabilities.............   2,509  2,797
                                                                ------- ------
       Net deferred income tax asset (liability)............... $   --     --
                                                                ======= ======

  In accordance with the Company's Tax Sharing Agreement with ASI, the Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. All benefits derived from deferred tax assets as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards) that arose prior to the initial public offering were allocated to ASI. Accordingly, the Company will not receive any benefit from the $5,768,000 of gross deferred tax assets calculated on a separate return basis at April 30, 1997. However, deferred tax liabilities were allocated to the Company (which gave rise to the Company's net deferred tax liability of $2,509,000 at April 30, 1998 and $2,797,000 at April 30, 1997). After the
initial public offering, to the extent the tax computation produces a tax benefit for the Company, ASI will be required to pay such amounts to the Company only if and when realized by ASI by the reduction in income taxes payable with respect to the current tax period. The Company had net stand-alone taxable income for 1998, therefore, the corresponding calculated income taxes due are recorded as a distribution to ASI in the statement of stockholders' equity. At April 30, 1998, ASI had net operating loss carryforwards of approximately $14,000,000 which must be utilized by ASI before the Company would receive payment for any currently generated tax benefits. Such net operating losses expire in varying amounts through 2012.

                             LOGILITY INCORPORATED

(6) STOCKHOLDERS' EQUITY

 Completion of Initial Public Offering

  On October 10, 1997, the Company successfully completed its initial public offering of common stock. The Company sold 2.2 million shares of common stock in the initial public offering for approximately $31.9 million less issuance costs of $3.1 million.

  On November 6, 1997, the Company sold 330,000 shares of common stock as part of the underwriters' overallotment from the initial public offering for $4.8 million less issuance costs of approximately $400,000.

 Stock Dividend

  On August 7, 1997, the Company's Board of Directors approved an 11,300-for-one stock split effected in the form of a stock dividend. All references to common stock and stock options in these combined financial statements have been adjusted to reflect this stock split as if it had occurred prior to May 1, 1995.

 Amendments to the Articles of Incorporation

  On July 25, 1996, the Company was incorporated as Supply Chain Management, Inc. with 1,000,000 authorized shares of common stock at no par value, although no operations were conducted in the Company until January 23, 1997. Effective November 25, 1996, the Company changed its name to Logility, Inc. On January 21, 1997, the Company increased its authorized shares of common stock to 20,000,000. All amounts included in these combined financial statements have been restated to reflect these changes. On August 8, 1997, the Company amended its articles of incorporation to authorize 2,000,000 shares of preferred stock. The terms, rights, and preferences of the preferred stock will be determined by the Board of Directors.

 Stock Compensation

  As of April 30, 1997, the Company had not issued any stock options; however, certain employees of the Company received stock options of ASI. Effective August 7, 1997, the Company adopted the Logility, Inc. 1997 Stock Plan ("Stock Plan"). The Stock Plan provides for grants of incentive stock options and nonqualified stock options to certain key employees and directors of the Company. The Stock Plan also allows for stock appreciation rights in lieu of or in addition to stock options. Options to purchase a maximum of 295,000 shares of common stock and a maximum of 300,000 units of Stock Appreciation Rights ("SARs"), as defined, may be granted under the Stock Plan. The options and SARs generally vest over a four-year period. The terms of the options generally are for ten years, and the terms of the SARs generally are for five years.

  A summary of the status of the Company's Stock Plan as of April 30, 1998, and changes during the year then ended is presented below:

                                                                   WEIGHTED-
                                                        SHARES   AVERAGE PRICE
                                                        -------  -------------
   Outstanding at April 30, 1997.......................     --      $  --
   Granted............................................. 267,890      12.97
   Exercised...........................................     --         --
   Forfeited/canceled..................................  (5,820)     13.67
                                                        -------     ------
   Outstanding at April 30, 1998....................... 262,070      12.96
                                                        -------     ------
   Options exercisable at April 30, 1998...............  16,000      13.22
                                                        -------     ------
   Weighted-average fair value of options granted dur-
    ing the year.......................................             $10.74
                                                                    ======

                             LOGILITY INCORPORATED

  The following table summarizes information about fixed stock options outstanding at April 30, 1998:

                    OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
------------------------------------------------------------- ---------------------------
                                      WEIGHTED-     WEIGHTED-                   WEIGHTED-
                      NUMBER           AVERAGE       AVERAGE       NUMBER        AVERAGE
   RANGE OF         OUTSTANDING       REMAINING     EXERCISE     EXERCISABLE    EXERCISE
EXERCISE PRICES  AT APRIL 30, 1998 CONTRACTUAL LIFE   PRICE   AT APRIL 30, 1998   PRICE
---------------  ----------------- ---------------- --------- ----------------- ---------
$ 8.00-
  12.00               107,985            9.1         $10.73         8,000        $11.31
 12.01-
  15.13               154,085            9.1          14.52         8,000         15.31
                      -------            ---         ------        ------        ------
                      262,070            9.1         $12.96        16,000        $13.22
                      =======            ===         ======        ======        ======

  Under SFAS No. 123, ASI and the Company apply the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensations cost has been recognized for ASI's and the Company's stock option plans. Had compensation cost for the Company's share of ASI's stock-based compensation plans and its own stock option plan been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been reduced to the pro forma amounts indicated below:

                                               YEARS ENDED APRIL 30,
                                       ---------------------------------------
                                           1998         1997          1996
                                       ------------ ------------  ------------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Net income (loss):
     As reported.....................  $      2,582       (1,954)       (2,874)
     Pro forma.......................         1,176       (2,759)       (3,207)
   Diluted net income (loss) per com-
    mon share:
     As reported.....................  $        .20         (.17)         (.25)
     Pro forma.......................           .09         (.24)         (.28)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                          1998    1997    1996
                                                         ------- ------- -------
   Dividend yield.......................................      0%      0%      0%
   Expected volatility..................................   62.1%  211.9%  211.9%
   Risk-free interest rate..............................    5.6%    6.1%    6.1%
   Expected life........................................ 8 years 8 years 8 years

(7) INTERNATIONAL REVENUES

  International revenues were $3,197,000 or 9%, $2,574,000 or 12%, and $3,366,000 or 20% of combined revenues for the years ended April 30, 1998, 1997, and 1996, respectively, and were derived primarily from customers in Canada, Europe, Australia, and Asia. Included in international revenues for 1996 were revenues from the United Kingdom of $2,148,000 or 13% of combined revenues.

(8) COMMITMENTS AND CONTINGENCIES

 401(k) Profit Sharing Plan

  The employees of the Company are offered the opportunity to participate in the ASI 401(k) Profit Sharing Plan (the "401(k) Plan"), which is intended to be a tax-qualified defined contribution plan under Section 401(k)

                             LOGILITY INCORPORATED
of the Internal Revenue Code. Under the 401(k) Plan, employees who have completed one year of service are eligible to participate. Eligible employees may contribute up to 15% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary matching contribution at an amount determined by the Board of Directors of the Company. The Company did not make contributions for 1998, 1997, or 1996.

 Lease Commitments

  The Company occupies its principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note 9). Amounts allocated to the Company for rent expense for these facilities were $342,000 for the year ended April 30, 1998 and $524,000 for each of the years ended April 30, 1997 and 1996. In addition, the Company has an operating lease for office space that expires in June 2000. Rent expense under this lease was $190,000, $126,000, and $122,000 for the years ended April 30, 1998, 1997, and 1996, respectively.

  Future minimum lease payments under noncancelable operating leases (excludes cancelable leases with ASI) are as follows (in thousands):

      1999................................................................. $121
      2000.................................................................   25
                                                                            ----
                                                                            $146
                                                                            ====

 Contingencies

  The Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

(9) AGREEMENTS WITH ASI

  Prior to August 1, 1997 (except for the Tax Sharing Agreement which was effective January 23, 1997), ASI provided marketing services, employees, and office space to the Company, allowed the Company to participate in insurance coverage and benefit plans, and provided certain other administrative services to the Company. The combined statements of operations include the allocation of these expenses incurred by ASI to the Company based on percentage of license fees, specific identification, direct labor hours, head count, product license fees to total license fees, and square footage of leased properties. Management believes the methods of allocation are reasonable.

  Effective August 1, 1997 (except for the Tax Sharing Agreement, which was effective January 23, 1997), the Company entered into certain contractual arrangements with ASI related to the following:

    Tax Sharing Agreement--The terms and payments under the Tax Sharing Agreement are described in note 5.

                             LOGILITY INCORPORATED

    Services Agreement--Commencing August 1, 1997, the Company began purchasing (or selling) various services from (to) ASI based upon various cost methodologies as described below:

                                                                       AMOUNT PAID
                                                                     OR ACCRUED FROM
                                                                     AUGUST 1, 1997
           SERVICE                      COST METHODOLOGY            TO APRIL 30, 1998
           -------                      ----------------            -----------------
   . General corporate       Apportioned based on apportionment         $463,000
     services                formula to all ASI subsidiaries
   . Computing and           Actual usage                                 67,000
     communications
   . Professional services   Cost plus billing with the percentage       472,000
     to customers on behalf  of costs and expenses to be negotiated of the Company
     (services are
     available unless ASI
     determines it is not
     economic or otherwise
     feasible)
   . Employee benefits       Apportioned based on apportionment           65,000
     services                formula to all ASI subsidiaries

    Facilities Agreement--The Company leases various
  properties from ASI for specified square foot rates.
  The stated term of the agreement is for two years;
  however, they may be terminated by either party after a
  90-day notice.                                                         330,000

    Stock Option Agreement--The Company has granted ASI
  an option to purchase Company common stock to enable
  ASI to maintain the necessary ownership percentage
  required to consolidate the Company in ASI's
  consolidated Federal income tax return. The purchase
  price of the option is the average of the closing price
  on each of the five business days immediately preceding
  the date of payment.                                            Not applicable

    Technology License Agreement--The Company granted ASI
  a nonexclusive, nontransferable, worldwide perpetual
  right and license to use, execute, reproduce, display,
  etc. its Value Chain Planning and Execution Solutions
  (which ASI had transferred to the Company) so that ASI
  may maintain and support end-users of the software
  products. The license is fully paid and royalty-free.           Not applicable

    Marketing License Agreement--The Company utilizes ASI
  as a nonexclusive marketing representative for
  licensing of its products and pays ASI 30% (50% for
  certain international licenses) of net license fees for
  its services. The stated term of the agreement is for
  five years, but may be terminated at either party's
  discretion upon 12 months' notice.                                   1,108,000

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Logility, Inc.:

  We have audited the accompanying combined balance sheets of Logility, Inc. as of April 30, 1998 and 1997, and the related combined statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1998. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Logility, Inc. as of April 30, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 1998, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Atlanta, Georgia
June 19, 1998

                                                                      SCHEDULE I

                                 LOGILITY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED APRIL 30, 1996, 1997 AND 1998

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                  BALANCE AT ADDITIONS                BALANCE AT
                                  BEGINNING   CHARGED                   END OF
                                  OF PERIOD  TO EXPENSE DEDUCTIONS(1)   PERIOD
                                  ---------- ---------- ------------- ----------
Year ended April 30, 1996........    $300       $431        $401         $330
         1997....................     330        302         211          421
         1998....................     421          0           0          421

--------
(1) Write-off of uncollectible accounts

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Logility, Inc.:

  Under date of June 19, 1998, we reported on the combined balance sheets of Logility, Inc. as of April 30, 1998 and 1997, and the related combined statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1998, which are included in the April 30, 1998, annual report on Form 10-K. In connection with our audits of the aforementioned combined financial statements, we also audited the related combined financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, such financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Atlanta, Georgia
June 19, 1998