Form 10-Q
period 1998-07-31
LOGILITY INC
filed 1998-09-11
CIK 1043915

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-Q

(Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 1998
                                -------------

                              OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    --------------------


Commission File Number:  0-23057
                         -------


                                LOGILITY, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Georgia                                        58-2281338
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


470 East Paces Ferry Road, N.E., Atlanta, Georgia                   30305
-------------------------------------------------                ----------
(Address of principal executive offices)                         (Zip Code)


                                (404) 261-9777
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                     None
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

             Class                        Outstanding at September 4, 1998
   --------------------------             --------------------------------
   Common Stock, no par value                    13,481,700  Shares

                                LOGILITY, INC.

                                   Form 10-Q

                          Quarter Ended July 31, 1998

                                     Index

                                                                         Page
                                                                        Number
                                                                        ------
Part I  Financial Information

  Item 1.  Financial Statements

    Condensed Balance Sheets (Unaudited)
     July 31, 1998 and April 30, 1998                                        3

    Condensed Statements of Operations (Unaudited)
     Three Months Ended July 31, 1998 and 1997                               4

    Condensed Statements of Cash Flows (Unaudited)
     Three Months Ended July 31, 1998 and 1997                               5

    Notes to Condensed Financial Statements (Unaudited)                      6

  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     8-14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk       14

Part II  Other Information                                               15-17

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                LOGILITY, INC.
                     Condensed Balance Sheets (Unaudited)
                       (in thousands, except share data)

                                                                                July 31,          April 30,
                                                                                  1998              1998
                                                                               ---------          ---------
Current Assets:
   Cash and cash equivalents                                                    $ 1,767            $ 1,006
   Investments                                                                   25,841             29,559
   Trade accounts receivable, less allowance for doubtful
     accounts of $398 and $421 at July 31, 1998 and April 30, 1998:
            Billed                                                                6,959              7,754
            Unbilled                                                              2,365              3,040
Prepaid expenses and other current assets                                           827                731
                                                                                -------            -------
        Total current assets                                                     37,759             42,090
Furniture and equipment, less accumulated depreciation                            1,789              1,583
Intangible assets, less accumulated amortization                                  6,680              6,865
Other assets, net                                                                 1,385                292
                                                                                -------            -------
                                                                                $47,613            $50,830
                                                                                =======            =======
Liabilities and Shareholders' Equity:
Current liabilities:
   Accounts payable                                                               2,099              1,144
   Accrued compensation and related costs                                         1,510              1,436
   Deferred revenues                                                              4,748              4,157
   Other current liabilities                                                      2,304              2,347
                                                                                -------            -------
         Total current liabilities                                               10,661              9,084
Deferred income taxes                                                             2,509              2,509
                                                                                -------            -------
         Total liabilities                                                       13,170             11,593
                                                                                -------            -------
Shareholders' equity:
   Preferred stock:  2,000,000 shares authorized; no shares issued                    -                  -

   Common stock, no par value; 20,000,000 shares authorized;
         13,830,000 shares issued at July 31, 1998
         and April 30, 1998                                                           -                  -

   Additional paid-in capital                                                    43,187             43,187
   Treasury stock, at cost  338,300 shares and 205,300 shares at
         July 31, 1998 and April 30, 1998                                        (3,256)            (1,882)
   Accumulated deficit                                                           (5,488)            (2,068)
                                                                                -------            -------
         Total shareholders' equity                                              34,443             39,237
                                                                                -------            -------
   Commitments and contingencies                                                $47,613            $50,830
                                                                                =======            =======

See accompanying notes to condensed financial statements.

                                              LOGILITY, INC.
                              Condensed Statements of Operations (Unaudited)
                                   (In thousands, except per share data)

                                                          Three Months Ended
                                                               July 31,
                                                        ----------------------
                                                          1998           1997
                                                        -------        -------
Revenues:
   License fees                                         $ 2,545        $ 4,347
   Maintenance                                            1,978          1,895
   Services                                               1,999          1,506
                                                        -------        -------
       Total revenues                                     6,522          7,748
                                                        -------        -------
Cost of revenues:
   License fees                                           1,433          1,231
   Maintenance                                              509            353
   Services                                                 853            695
                                                        -------        -------
       Total cost of revenues                             2,795          2,279
                                                        -------        -------
Gross margin                                              3,727          5,469
                                                        -------        -------
Operating expenses:
   Research and development                               3,240          1,821
   Less:  Capitalized development                        (1,191)          (616)
   Sales and marketing                                    4,202          3,430
   General and administrative                             1,300            610
                                                        -------        -------
       Total operating expenses                           7,551          5,245
                                                        -------        -------
       Operating income (loss)                           (3,824)           224
   Other income, net                                        404              -
                                                        -------        -------
       Income (loss) before income taxes                 (3,420)           224
                   Income taxes                               -              -
                                                        -------        -------
       Net income (loss)                                $(3,420)       $   224
                                                        =======        =======
   Net income (loss) per common share                   $ (0.25)       $  0.02
                                                        =======        =======
   Weighted average common shares
       outstanding & common stock equivalents            13,563         11,300
                                                        =======        =======

See accompanying notes to condensed financial statements.

                                LOGILITY, INC.
                Condensed Statements of Cash Flows (Unaudited)
                                (in thousands)

                                                                           Three Months Ended
                                                                                 July 31,
                                                                         ---------------------
                                                                           1998          1997
                                                                         -------        ------
Cash flows from operating activities:
   Net income (loss)                                                     $(3,420)       $  224
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                       1,204         1,059
       (Increase) decrease in assets:
         Accounts receivable                                               1,470          (723)
         Other assets                                                        (93)          (98)
       Increase (decrease) in liabilities:
         Accounts payable, accrued costs and other                           985          (553)
         Deferred revenues                                                   591           955
                                                                         -------        ------
             Net cash provided by operating activities                       737           864
                                                                         -------        ------
Cash flows from investing activities:
   Additions to capitalized computer software development costs           (1,191)         (616)
   Additions to purchased computer software costs                            (16)          (34)
   Sales of short-term investments                                         3,718             -
   Minority investment in business                                          (763)            -
   Purchases of furniture and equipment                                     (351)         (204)
                                                                         -------        ------
             Net cash provided by (used in) investing activities           1,397          (854)
                                                                         -------        ------
Cash flows from financing activities:
   Deferred income taxes resulting from Tax Sharing Agreement                  -          (111)
   Distributions to American Software, Inc.                                    -          (231)
   Repurchases of common stock                                            (1,373)            -
                                                                         -------        ------
             Net cash used in financing activities                        (1,373)         (342)
                                                                         -------        ------
             Net change in cash                                              761          (332)
             Cash and cash equivalents at beginning of period              1,006           732
                                                                         -------        ------
             Cash and cash equivalents at end of period                  $ 1,767        $  400
                                                                         =======        ======

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A. BASIS OF PRESENTATION

   The accompanying condensed financial statements of Logility, Inc. (the "Company"), are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information presented in the condensed financial statements reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the periods indicated. These financial statements should be read in conjunction with the Company's Form 10-K, as filed with the SEC on July 28, 1998. The interim results reflected in the condensed financial statements are not necessarily indicative of the results to be expected for the full year.

   The Company is approximately an 84% owned subsidiary of American Software, Inc. (American Software), a publicly held applications software provider of enterprise resource planning solutions (NASDAQ--AMSWA).

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

C. PURCHASE OF MINORITY INTEREST

   Effective July 31, 1998, the Company finalized the purchase of a 10% minority interest in INSIGHT, a leading provider of optimization technology for supply chain modeling and logistics systems. This investment will be accounted for on the cost basis.

D. NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK

   On January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"), which prescribes the calculation methodology and financial reporting requirements for basic and diluted earnings per share. Basic earnings (loss) per common share available to common shareholders are based on the weighted average number of common
   shares outstanding.   Diluted earnings per common share available to common
   shareholders are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options. All prior period net earnings (loss) data presented in these condensed financial statements have been restated to conform to the provisions of SFAS No. 128.

E. RECENT ACCOUNTING PRONOUNCEMENT

   Revenue Recognition

       On May 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition, issued by the Accounting Standards Executive Committee in October 1997, effective for financial statements for fiscal years beginning after December 15, 1997. The implementation of this statement has not had a material impact on the Company's unaudited condensed financial statements.

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

The Company previously conducted its business and operations as three separate business units of American Software: a supply chain planning software group, a warehouse management software group and a transportation management software group. Effective January 1997, American Software transferred substantially all of the business, operations (including research and development), assets and associated liabilities of its Supply Chain Planning division to the Company. Effective August 1997, American Software transferred to the Company the WarehousePRO software and substantially all associated operations, assets and liabilities. Also effective August 1997, American Software's wholly-owned subsidiary, Distribution Sciences, Inc., was merged into the Company, transferring its business, operations, assets and liabilities, including the Transportation Planning and Transportation Management software, to the Company. The Company's condensed financial statements included herein present the combined assets, liabilities and results of operations for the three business units for all periods.

The Company's revenues are derived primarily from three sources: software licenses, maintenance and services. Software licenses generally are based upon the number of modules, servers, users and/or sites licensed. License fee revenues are recognized at the time of product delivery and fulfillment of acceptance terms, provided collection is deemed probable. Maintenance agreements typically are for a one- to three-year term and usually are entered into at the time of the initial product license. Maintenance revenues are recognized ratably over the term of the maintenance agreement. Services revenues consist primarily of fees from software implementation, training, consulting and customization services and are recognized as the services are rendered.

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended July 31, 1998 and 1997:

                                                                         Percentage of                   Pct. Change
                                                                        Total Revenues                   in Dollars
                                                               ----------------------------------    -----------------
                                                                     1998              1997             1998 vs 1997
                                                               ---------------    ---------------    -----------------
Revenues:
   License fees                                                       39%               56%                 (41)%
   Maintenance                                                        30                24                    4
   Services                                                           31                20                   33
                                                                     ---               ---                  ---
         Total revenues                                              100               100                  (16)
                                                                     ---               ---                  ---
Cost of revenues:
   License fees                                                       22                16                   16
   Maintenance                                                         8                 5                   44
   Services                                                           13                 9                   23
                                                                     ---               ---                  ---
         Total cost of revenues                                       43                29                   23
                                                                     ---               ---                  ---
Gross margin                                                          57                71                  (32)
                                                                     ---               ---                  ---
Operating expenses:
   Research and development (net)                                     31                16                   70
   Sales and marketing                                                64                44                   23
   General and administrative                                         20                 8                  113
                                                                     ---               ---                  ---
         Total operating expenses                                    115                68                   44
                                                                     ---               ---                  ---
         Operating income (loss)                                     (58)                3                   nm
   Other income, net                                                   6                 -                   nm
                                                                     ---               ---                  ---
         Operating income (loss) before income taxes                 (52)                3                   nm
   Income taxes                                                        -                 -                    -
                                                                     ---               ---                  ---
         Net income (loss)                                           (52)                3%                  nm
                                                                     ===               ===                  ===

nm--not meaningful

THREE MONTHS ENDED JULY 31, 1998 AND 1997:
------------------------------------------

REVENUES:

The Company's total revenues decreased 16% to $6.5 million from $7.7 million for the comparable quarter a year ago. This decrease was largely due to a reduction in the Company's product sales, partially offset by increases in implementation and training services. International revenues represented approximately 17% of total revenues in the quarter ended July 31, 1998 compared to approximately 7% a year ago. This increase was due to increased effectiveness of the Company's international sales channels, combined with a decrease in domestic revenues.

LICENSES. License fee revenues decreased significantly from a year ago in the quarter ended July 31, 1998, primarily as a result of lower than expected sales by the Company's direct sales force, coupled with an increasingly competitive market for the Company's products. The direct sales channel provided approximately 43% of the license fee revenues for this quarter compared to approximately 40% in the comparable quarter a year ago. The Company's indirect sales channel is principally through American Software.

MAINTENANCE. Maintenance revenues increased 4% to $2.0 million from a year ago, due to an increase in the installed base of customers. Maintenance revenues have a direct relationship to current and historic license fee revenues, since license fees are the source of new maintenance customers.

SERVICES. Services revenues increased 33% to $2.0 million from a year ago as a result of the increased utilization of the Company's implementation and training services, which is a result of the prior growth in the Company's customer base.

GROSS MARGIN:

Total gross margin in the quarter ended July 31, 1998 was 57% compared to 71% a year ago. This decrease was largely due to a decreased level of license fees, which fell to 39% of total revenues, down from 56% a year ago. The gross margin on license fees fell to 44% from 72% a year ago, while gross margin on maintenance revenues decreased slightly to 74% compared to 81% a year ago. The decrease in gross margin on license fees is primarily due to the large amount of amortization expense on capitalized software contained within cost of license fees. This expense is relatively fixed and accordingly had a negative impact on gross margin as the level of license fees decreased. The decrease in gross margin on maintenance revenue is due to an increase in accounts receivable provisions for the quarter ended July 31, 1998. The gross margin on services revenues increased slightly to 57% compared to 54% in the same period a year ago.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                            Three Months Ended
                                                              ----------------------------------------------
                                                               July 31,           Percent           July 31,
                                                                 1998              Change             1997
                                                              --------            -------           --------
Gross product development costs                                $ 3,240               78%             $ 1,821
   Percentage of total revenues                                     50%                                   24%
Less:  Capitalized development                                  (1,191)              93%                (616)
   Percentage of gross prod. dev. costs                             37%                                   34%
                                                               -------               --              -------
Product development expenses                                   $ 2,049               70%             $ 1,205
   Percentage of total revenues                                     31%                                   16%


Gross product development costs increased 78% in the quarter ended July 31, 1998 compared to a year ago as a result of the Company's continued investment in new product development. Capitalized development increased as well, growing 93% from a year ago, while the rate of capitalized development as a percentage of gross product development costs increased slightly to 37% from 34% a year ago.
Product development expenses, as a percentage of total revenues, increased to 31% from 16% a year ago, due to the decrease in total revenues as well as increased investment in new product development.

SALES AND MARKETING. Sales and marketing expenses rose 23% from a year ago. As a percentage of total revenues, sales and marketing expenses were 64% for the quarter ended July 31, 1998 compared to 44% for the quarter ended July 31, 1997. This increase was due to a decrease in overall revenues, as well as increased sales and marketing expenditures.

The mix of revenues generated between the direct and indirect (mainly American Software) sales channels also contributed to the increase in the cost of sales and marketing as a percentage of total revenues. For sales generated from the indirect sales channels, the Company generally incurs sales commissions which are substantially higher than those incurred by the Company's direct channel. For the quarter ended July 31, 1998, increased sales and marketing expenditures were due to the increased proportion of international revenue produced by one of the Company's indirect sales channels, which carries a commission rate of 50%.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 113% to approximately $1.3 million from a year ago, mainly as a result of the Company's growth in employees and the resulting growth in administrative costs. For the three months ended July 31, 1998, the average number of employees was approximately 215, compared to approximately 180 for the three months ended July 31, 1997.

OTHER INCOME:

Other income is comprised of investment earnings from the net proceeds of the Company's initial public offering. The Company's investments are generally short term in nature. For the quarter ended July 31, 1998, these investments generated a yield of approximately 5.5%.

INCOME TAXES:

In accordance with FASB Statement No. 109, "Accounting for Income Taxes", the Company is required to apply a separate company approach in calculating its income tax provision. For the quarter ended July 31, 1997, the Company did not record any income taxes as a result of the operating losses incurred since the Company's inception. The Company entered into a Tax Sharing Agreement with American Software, Inc. on January 23, 1997 that does not allow the Company to utilize its Net Operating Loss Carryforwards. As a result of this agreement, the Company did not record an income tax benefit from the losses generated for the quarter ended July 31, 1998.

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

The Company's operating activities provided cash of approximately $737,000 in the three months ended July 31, 1998, and provided cash of approximately $864,000 in the same period of the prior year. The cash provided by operations during the three months ended July 31, 1998, was primarily attributable to non-cash depreciation and amortization expense of $1.2 million, a decrease in accounts receivable of approximately $1.5 million, an increase in accounts payable, accrued costs and other current liabilities of $985,000, and an increase in deferred revenues of $591,000. This was partially offset by a net loss of $3.4 million. The cash provided by operations during the same period of the prior year was attributed to net income of $224,000, non-cash depreciation and amortization expense of $1.1 million, and an increase in deferred revenues of $955,000. This was partially offset by an increase in accounts receivable of $723,000 and a decrease in accounts payable of $553,000.

Cash provided by (used in) investing activities was approximately $1.4 million and ($854,000) for the three months ended July 31, 1998 and 1997, respectively. The majority of cash for the three months ended July 31, 1998 was provided by the sale of short-term investments. Cash used in investing activities consisted primarily of $1.2 million in capitalized software development costs, and $763,000 for the purchase of a minority interest in a business. For the three months ended July 31, 1997, cash used in investing activities consisted primarily of $616,000 in additions to capitalized software development costs, and $204,000 in purchases of furniture and equipment.

Cash used in financing activities totaled approximately $1.4 million and $342,000 for the three months ended July 31, 1998 and 1997, respectively. Approximately $1.4 million was used for the repurchase of the Company's common stock for the three month period ended July 31, 1998. For the three months ended July 31, 1997, $231,000 was used for distributions to American Software, Inc., and $111,000 was used for deferred income taxes resulting from the Tax Sharing Agreement.

Days Sales Outstanding in accounts receivable were 130 days as of July 31, 1998, compared to 86 days as of July 31,1997.

The Company's current ratio on July 31, 1998 was 3.54 to 1 and the Company has no long-term debt. The Company believes that its sources of liquidity and capital resources will be sufficient to satisfy its cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. The Company does not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to the Company. If available, such financing may result in further dilution to the Company's shareholders and higher interest expense.

On December 15, 1997, Logility, Inc.'s Board of Directors approved a resolution authorizing the Company to repurchase up to 350,000 shares of the Company's common stock through open market purchases at prevailing market prices. The timing of any repurchases would depend on market conditions, the market price of Logility's common stock and management's assessment of the Company's liquidity and cash flow needs. During the quarter ended July 31, 1998, pursuant to this resolution, the Company repurchased 133,000 shares of common stock at a cost of approximately $1.4 million. As of July 31, 1998, the Company had purchased a cumulative total of 338,300 shares at a cost of $3.3 million.

YEAR 2000 COMPLIANCE

Based on management's assessment, the Company believes that the current versions of its software products are Year 2000 compliant. However, the Company believes some of its customers may be running earlier versions of the Company's products that are not Year 2000 compliant, and the Company has been encouraging such customers to migrate to current product versions. Moreover, the Company's products are generally integrated into other systems involving complex software products developed by other vendors. Year 2000 problems inherent in a customer's other software programs might significantly limit that customer's ability to utilize the Company's products.

The Company may in the future be subject to claims based on Year 2000 problems in its own, as well as in others' products, and issues arising from the integration of multiple products within an overall system. Although the Company has not been a party to any litigation involving its products or services related to Year 2000 compliance issues, there can be no assurance that the Company will not in the future be required to defend its products or services in
such proceedings, or otherwise address claims based on Year 2000 issues.   The
costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results, and financial condition.

The Company utilizes third-party vendor equipment, telecommunication products and software products that may or may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 compliance issue surrounding such third-party products, failure of any critical technology components to be Year 2000 compliant may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

The Company believes that Year 2000 issues may affect the purchasing decisions of customers and potential customers of the Company's products. Many businesses are expending significant resources on projects to make their current hardware and software systems Year 2000 compliant. Such expenditures may result in reduced funding for projects to purchase software products such as those offered by the Company. Potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. Any of the foregoing could have a material adverse effect on the Company's business, operating results and financial condition.

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

           Not applicable.


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

              (3)  Not applicable.

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

                   (vi) The net offering proceeds to the Company after expenses were approximately $33,152,000.

                   (vii) From October 6, 1997 to July 31, 1998, approximately $3.5 million was used for capitalized software development expense, approximately $3.3 million was used for repurchase of the Company's stock, approximately $1.1 million was used for purchase of furniture and equipment, and $763,000 was used for the purchase of a minority interest in a business. The balance of the offering proceeds, approximately $24.5 million, was invested in short-term investments with an average maturity of less than 90 days.

                          Substantially all of such offering proceeds uses consisted of payments to Persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

                   (viii) Not applicable.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         Not applicable.


Item 5.  Other Information
-------  -----------------

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a)  Exhibit 11 - Statement re: Computation of Per Share Earnings
              (Loss).

         (b) No report on Form 8-K was filed during the quarter ended July 31, 1998.




                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LOGILITY, INC.


DATE   September 11, 1998           /s/J. Michael Edenfield
       ------------------           -----------------------
                                    J. Michael Edenfield
                                    President, Chief Executive Officer


DATE   September 11, 1998           /s/James M. Modak
       ------------------           -----------------
                                    James M. Modak
                                    Chief Financial Officer and Sr. VP