Form 10-Q
period 1998-10-31
LOGILITY INC
filed 1998-12-11
CIK 1043915

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     October 31, 1998
                               ---------------------------

                                  OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ____________

Commission File Number: 0-23057
                        -----------------------------------

                                LOGILITY, INC.
-------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Georgia                                   58-2281338
---------------------------------         -----------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia        30305
-------------------------------------------------      --------
(Address of principal executive offices)              (Zip Code)

                                (404) 261-9777
           -----------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No  ______
    --------

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

         Class                           Outstanding at December 8, 1998
-------------------------                --------------------------------
Common Stock, no par value                       13,465,700 Shares

                                LOGILITY, INC.

                                   Form 10-Q

                        Quarter Ended October 31, 1998

                                     Index


                                                                     Page
                                                                    Number
                                                                 --------------

Part I - Financial Information

     Item 1.  Financial Statements

        Condensed Balance Sheets (Unaudited)
           October 31, 1998 and April 30, 1998                          3

        Condensed Statements of Operations (Unaudited)
           Three and Six Months Ended October 31, 1998 and 1997         4

        Condensed Statements of Cash Flows (Unaudited)
           Six Months Ended October 31, 1998 and 1997                   5

        Notes to Condensed Financial Statements (Unaudited)             6

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      8-17

     Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                             17

Part II - Other Information                                             18-21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                 LOGILITY, INC.
                      Condensed Balance Sheets (Unaudited)
                        (in thousands, except share data)

                                                                                        October 31,          April 30,
                                                                                           1998                 1998
                                                                                      ----------------     ---------------
Current Assets:
     Cash and cash equivalents                                                              $     960          $   1,006
     Short-term investments                                                                    23,347             29,559
          Trade accounts receivable, less allowance for doubtful accounts of $898 and $421 at October 31, 1998 and April 30, 1998:
                 Billed                                                                         6,452              7,754
                 Unbilled                                                                       1,515              3,040
     Prepaid expenses and other current assets                                                    731                731
                                                                                      ----------------     ---------------
     Total current assets                                                                      33,005             42,090
Furniture and equipment, less accumulated depreciation                                          1,815              1,583
Intangible assets, less accumulated amortization                                                5,468              6,865
Other assets, net                                                                               1,322                292
                                                                                      ----------------     ---------------

                                                                                            $  41,610          $  50,830
                                                                                      ================     ===============
Liabilities and Shareholders' Equity:
Current liabilities:
     Accounts payable                                                                           1,145              1,144
     Accrued compensation and related costs                                                     1,589              1,436
     Deferred revenues                                                                          5,074              4,157
     Other current liabilities                                                                  2,234              2,347
                                                                                      ----------------     ---------------
          Total current liabilities                                                            10,042              9,084
Deferred income taxes                                                                           2,509              2,509
                                                                                      ----------------     ---------------
          Total liabilities                                                                    12,551             11,593
                                                                                      ----------------     ---------------

Shareholders' equity:
     Preferred stock:  2,000,000 shares authorized; no shares issued                               -                   -
     Common stock, no par value; 20,000,000 shares authorized;
          13,830,000 shares issued at October 31, 1998
          and April 30, 1998                                                                       -                   -
     Additional paid-in capital                                                                43,187             43,187
     Treasury stock, at cost - 348,300 shares and 205,300 shares at
     October 31, 1998 and April 30, 1998                                                       (3,286)            (1,882)
     Accumulated deficit                                                                      (10,842)            (2,068)
                                                                                      ----------------     ---------------
          Total shareholders' equity                                                           29,059             39,237

Commitments and contingencies                                                                       -                  -
                                                                                      ----------------     ---------------

                                                                                            $  41,610          $  50,830
                                                                                      ================     ===============

See accompanying notes to condensed financial statements.

                                LOGILITY, INC.
                    Condensed Statements of Operations (Unaudited)
                         (in thousands except per share data)

                                               Three Months Ended           Six Months Ended
                                                   October 31,                 October 31,
                                                1998           1997          1998            1997
                                           ----------     ----------      ---------     -----------
Revenues:
   License fees                            $   1,788      $  5,360        $  4,333      $   9,707
   Maintenance                                 1,820         1,745           3,797          3,557
   Services                                    1,724         1,896           3,724          3,485
                                           ----------     ----------      ----------    -----------
      Total revenues                           5,332         9,001          11,854         16,749
                                           ----------     ----------      ----------    -----------

Cost of revenues:
   License fees                                1,547         1,344           2,980          2,575
   Maintenance                                   501           390           1,010            743
   Services                                      855           881           1,708          1,576
                                           ----------     ----------      ----------    -----------
      Total cost of revenues                   2,903         2,615           5,698          4,894
                                           ----------     ----------      ----------    -----------

Gross margin                                   2,429         6,386           6,156         11,855
                                           ----------     ----------      ----------    -----------

Operating expenses:
   Research and development                    2,481         2,230           5,720          4,051
   Less:  Capitalized development               (851)         (812)         (2,042)        (1,428)
   Sales and marketing                         4,124         3,242           8,326          6,672
   General and administrative                  1,056           828           2,356          1,438
   Write-off of software development costs     1,300             0           1,300              0
                                           ----------     ----------      ----------    -----------
      Total operating expenses                 8,110         5,488          15,660         10,733
                                           ----------     ----------      ----------    -----------
      Operating income (loss)                 (5,681)          898          (9,504)         1,122

Other income, net                                327            63             731             63
                                           ----------     ----------      ----------    -----------

      Income (loss) before income taxes       (5,354)          961          (8,773)         1,185

Income taxes                                       0             0               0              0
                                           ----------     -----------     ----------    -----------

      Net income (loss)                    $  (5,354)     $    961        $ (8,773)     $   1,185
                                           ==========     ===========     ==========    ===========


   Net income (loss) per common share      $   (0.40)     $   0.08        $  (0.65)     $    0.10
                                           ==========     ===========     ==========    ===========

   Weighted average number of common and
       common equivalent shares outstanding   13,490        11,902          13,520         11,601
                                           ==========     ===========     ==========    ===========

See accompanying notes to condensed financial statements.

                                   LOGILITY, INC.
                   Condensed Statements of Cash Flows (Unaudited)
                                   (in thousands)

                                                                                   Six Months Ended
                                                                                     October 31,
                                                                              --------------------------
                                                                                 1998           1997
                                                                              ------------    ----------
Cash flows from operating activities:

    Net income (loss)                                                         $   (8,773)      $   1,185
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
            Depreciation and amortization                                          2,537           2,190
            Provision for accounts receivable                                        588               -
            Charge for asset impairment                                            1,230               -
            (Increase) decrease in assets:
                Accounts receivable                                                2,238          (2,799)
                Other assets                                                        (304)            (12)
            Increase (decrease) in liabilities:
                Accounts payable, accrued costs and other                            351           2,585
                Deferred revenues                                                    916             658
                                                                              ------------     -----------

                  Net cash provided by (used in) operating activities             (1,217)          3,807
                                                                              ------------     -----------

Cash flows from investing activities:
    Additions to capitalized computer software development costs                  (2,233)         (1,428)
    Additions to purchased computer software costs                                   (23)            (57)
    Sales of short-term investments, net                                           6,212               -
    Minority investment in business                                                 (763)              -
    Purchases of furniture and equipment                                            (618)           (450)
                                                                              ------------     -----------

                  Net cash provided by (used in) investing activities              2,575          (1,935)
                                                                              ------------     -----------

Cash flows from financing activities:
    Deferred income taxes resulting from Tax Sharing Agreement                         -            (110)
    Distributions to American Software, Inc.                                           -            (231)
    Net proceeds from issuance of common stock                                         -          28,775
    Net proceeds from repurchase of common stock                                  (1,404)              -
                                                                              ------------     -----------

                  Net cash provided by (used in) financing activities             (1,404)         28,434
                                                                              ------------     -----------

                  Net change in cash                                                 (46)         30,306

                  Cash and cash equivalents at beginning of period                 1,006             732
                                                                              ------------     -----------

                  Cash and cash equivalents at end of period                  $      960       $  31,038
                                                                              ============     ===========

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.   BASIS OF PRESENTATION

     The accompanying condensed financial statements of Logility, Inc. (the "Company"), are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information presented in the condensed financial statements reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the periods indicated. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as filed with the SEC on July 28, 1998. The interim results reflected in the condensed financial statements are not necessarily indicative of the results to be expected for the full year.

     The Company is an approximately 84% owned subsidiary of American Software, Inc. (American Software), a publicly held applications software provider of enterprise resource planning solutions (NASDAQ - AMSWA).


B.   COMPLETION OF INITIAL PUBLIC OFFERING

     On October 10, 1997, the Company successfully completed its initial public offering of common stock. The Company sold 2.2 million shares of Common Stock in the initial public offering for approximately $31.9 million less issuance related costs of $3.1 million.

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

E.   RECENT ACCOUNTING PRONOUNCEMENTS

     On May 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition, issued by the Accounting Standards Executive Committee in October 1997, effective for financial statements for fiscal years beginning after December 15, 1997. The implementation of this statement has not had a material impact on the Company's unaudited condensed financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 requires that an enterprise disclose certain information about operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 with the first disclosure required in the annual financial statement thereafter. The Company will evaluate the need for such disclosures at that time.

F.   SUBSEQUENT EVENT

     On November 19, 1998, the Company's Board of Directors approved a resolution authorizing the Company to repurchase up to 800,000 shares of the Company's common stock through open market purchases at prevailing market prices. The timing of any repurchases will depend on market conditions, the market price of the Company's common stock and management's assessment of the Company's liquidity and cash flow needs. This repurchase plan is in addition to a previous plan to repurchase 350,000 shares which was completed in July 1998.

G.   WRITE-OFF OF SOFTWARE DEVELOPMENT COSTS

     During the three months ended October 31, 1998, the Company incurred a charge against earnings of $1.3 million. This charge resulted from the write-off of certain capitalized software development costs, which mainly relate to legacy technology within the Company's warehouse management product line. These older products have been rendered obsolete by the market's acceptance of the Company's Windows NT version of WarehousePRO(TM).

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

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended October 31, 1998 and 1997:

                                                          Percentage of            Pct. Change
                                                         Total Revenues             in Dollars
                                                    -------------------------      ------------
                                                       1998            1997        1998 vs 1997
                                                    -----------    ----------      ------------
Revenues:
    License fees                                         34 %           60 %           (67) %
    Maintenance                                          34             19               4
    Services                                             32             21              (9)
                                                    -----------    ----------      ------------
        Total revenues                                  100            100             (41)
                                                    -----------    ----------      ------------

Cost of revenues:
    License fees                                         29             15              15
    Maintenance                                           9              4              28
    Services                                             16             10              (3)
                                                    -----------    ----------      ------------
        Total cost of revenues                           54             29              11
                                                    -----------    ----------      ------------

Gross margin                                             46             71             (62)
                                                    -----------    ----------      ------------

Operating expenses:
    Research and development, net                        31             16              15
    Sales and marketing                                  77             36              27
    General and administrative                           20              9              28
    Write-off of software development costs              24              0              nm
                                                    -----------    ----------      ------------
        Total operating expenses                        152             61              48
                                                    -----------    ----------      ------------

        Operating income (loss)                        (106)            10              nm

Other income, net                                         6              1              nm
                                                    -----------    ----------      ------------

        Income (loss) before income taxes              (100)            11              nm

Income taxes                                              -              -               -
                                                    -----------    ----------      ------------

        Net income (loss)                              (100)            11              nm
                                                    ===========    ==========      ============

nm - not meaningful

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the six months ended October 31, 1998 and 1997:

                                                        Percentage of           Pct. Change
                                                       Total Revenues           in Dollars
                                                ---------------------------    -------------
                                                    1998            1997        1998 vs 1997
                                                ------------    -----------    -------------
Revenues:
    License fees                                         37 %           58 %            (55) %
    Maintenance                                          32             21                7
    Services                                             31             21                7
                                                ------------    -----------    -------------
        Total revenues                                  100            100              (29)
                                                ------------    -----------    -------------

Cost of revenues:
    License fees                                         25             15               16
    Maintenance                                           9              5               36
    Services                                             14              9                8
                                                ------------    -----------    -------------
        Total cost of revenues                           48             29               16
                                                ------------    -----------    -------------

Gross margin                                             52             71              (48)
                                                ------------    -----------    -------------

Operating expenses:
    Research and development, net                        31             16               40
    Sales and marketing                                  70             40               25
    General and administrative                           20              8               64
    Write-off of software development costs              11              0               nm
                                                ------------    -----------    -------------
        Total operating expenses                        132             64               46
                                                ------------    -----------    -------------

        Operating income (loss)                         (80)             7               nm

Other income, net                                         6              0               nm
                                                ------------    -----------    -------------

        Income (loss) before income taxes               (74)             7               nm

Income taxes                                              -              -                -
                                                ------------    -----------    -------------

        Net income (loss)                               (74)             7               nm
                                                ============    ===========    =============

nm - not meaningful

THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997:
---------------------------------------------

REVENUES:

The Company's total revenues decreased 41% to $5.3 million from $9.0 million for the comparable quarter a year ago. This decrease was largely due to a reduction in the Company's product sales, partially offset by a 4% increase in software maintenance revenues. International revenues represented approximately 11% of total revenues in the quarter ended October 31, 1998 compared to approximately 4% a year ago. This increase was due to increased effectiveness of the Company's international sales channels, combined with a decrease in domestic revenues.

LICENSES. License fee revenues decreased significantly in the quarter ended October 31, 1998 from a year ago, primarily as a result of lower than expected sales by the Company's direct sales force, coupled with an increasingly competitive market for the Company's products. The Company believes that several of its potential customers delayed purchase decisions due to a variety of factors, including concern over global economic conditions and limited resources due to the allocation of resources to Year 2000 system projects. The direct sales channel provided approximately 97% of the license fee revenues for this quarter compared to approximately 70% in the comparable quarter a year ago. This increase is mainly due to low sales contribution from American Software coupled with the overall low level of sales activity in the quarter ended October 31, 1998. The Company's indirect sales channel is principally through American Software.

MAINTENANCE. Maintenance revenues increased 4% to $1.8 million from a year ago, due to an increase in the installed base of customers. Maintenance revenues have a direct relationship to current and historic license fee revenues, since license fees are the source of new maintenance customers.

SERVICES. Services revenues totaled $1.7 million, a 9% decrease from the same period a year ago, as a result of reduced sales of the Company's products over the last two quarters which adversely affects the Company's professional services business.

GROSS MARGIN:

Total gross margin for the quarter ended October 31, 1998 was 46% compared to 71% a year ago. This decrease was largely due to a decreased level of license fees, which fell to 34% of total revenues, down from 60% a year ago. The gross margin on license fees fell to 13% from 75% a year ago, while gross margin on maintenance revenues decreased to 72% compared to 78% a year ago. The gross margin on services revenues also decreased slightly to 50% compared to 54% in the same period a year ago. The decrease in gross margin on license fees is primarily due to the decreased level of license fees, coupled with the large amount of amortization expense on capitalized software contained within cost of license fees. This expense is substantially fixed and accordingly had a negative impact on gross margin as the level of license fees decreased.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                           Three Months Ended
                                                 ------------------------------------------
                                                 October 31,       Percent     October 31,
                                                     1998          Change          1997
                                                 ------------     ---------    ------------
Gross product development costs                  $   2,481           11%        $   2,230
    Percentage of total revenues                        47%                            25%
Less:  Capitalized development                        (851)           5%             (812)
    Percentage of gross prod. dev. costs                34%                            36%
                                                 ------------     ---------    ------------
Product development expenses                     $   1,630           15%        $   1,418
    Percentage of total revenues                        31%                            16%

Gross product development costs increased 11% in the quarter ended October 31, 1998 compared to a year ago as a result of the Company's continued investment in new product development. Capitalized development increased as well, growing 5% from a year ago, while the rate of capitalized development as a percentage of gross product development costs decreased slightly to 34% from 36% a year ago. Product development expenses, as a percentage of total revenues, increased to 31% from 16% a year ago, due to the decrease in total revenues as well as increased investment in new product development.

SALES AND MARKETING. Sales and marketing expenses rose 27% from a year ago. As a percentage of total revenues, sales and marketing expenses were 77% for the quarter ended October 31, 1998 compared to 36% for the quarter ended October 31, 1997. This increase was primarily due to a decrease in overall revenues, as well as increased sales and marketing expenditures. Increased sales and marketing expenditures were mainly due to increased staffing over the same period a year ago, particularly in the areas of international sales and increased trade show marketing commitments.

During the quarter ended October 31, 1998, the Company reduced its workforce by approximately 40 people through staff reductions and attrition. The majority of these reductions were within sales and marketing positions. These reductions were considered necessary to enable the Company to focus on utilizing its most effective sales resources towards the limited sales opportunities that exist in the currently stalled buying market. The Company believes that taking this action will increase its sales effectiveness. In addition to these staff reductions the Company has reduced certain nonessential expenditures in order to focus on returning the Company to profitability.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 28% to approximately $1.1 million from a year ago, mainly as a result of the Company's growth in employees and the resulting growth in administrative costs. For the three months ended October 31, 1998, the average number of employees was approximately 220, compared to approximately 190 for the three months ended October 31, 1997.

For the three months ended October 31, 1998, the Company incurred a charge against earnings of $1.3 million. This charge resulted from the write-off of certain capitalized software development costs, which mainly relate to legacy technology within the Company's warehouse management product line. These older products have been rendered obsolete by the market's acceptance of the Company's Windows NT version of WarehousePRO(TM).

OTHER INCOME:

Other income is comprised of investment earnings from the net proceeds of the Company's initial public offering. The Company's investments are short term in nature. For the quarter ended October 31, 1998, these investments generated a yield of approximately 5.3%.

INCOME TAXES:

In accordance with FASB Statement No. 109, "Accounting for Income Taxes", the Company is required to apply a separate company approach in calculating its income tax provision. For the quarter ended October 31, 1998, the Company did not record any income taxes as a result of the operating losses incurred since the Company's inception. The Company entered into a Tax Sharing Agreement with American Software, Inc. on January 23, 1997 that does not allow the Company to utilize its Net Operating Loss Carryforwards at this time. As a result of this agreement, the Company did not record an income tax benefit from the losses generated for the quarter ended October 31, 1998.

SIX MONTHS ENDED OCTOBER 31, 1998 AND 1997:
-------------------------------------------

REVENUES:

The Company's total revenues decreased 29% to $11.9 million from $16.7 million for the comparable period a year ago. This decrease was largely due to a reduction in the Company's product sales, partially offset by 7% increases in both software maintenance and services revenues. International revenues represented approximately 14% of total revenues in the six months ended October 31, 1998 compared to approximately 5% a year ago. This increase was due to increased effectiveness of the Company's international sales channels, combined with a decrease in domestic revenues.

LICENSES. License fee revenues decreased significantly for the six months ended October 31, 1998 from a year ago, primarily as a result of lower than expected sales by the Company's direct sales force, coupled with an increasingly competitive market for the Company's products. The Company believes that several of its potential customers delayed purchase decisions due to a variety of factors, including concern over global economic conditions and limited resources due to the allocation of resources to Year 2000 system projects. The direct sales channel provided approximately 83% of the license fee revenues for the six months ended October 31, 1998 compared to approximately 56% in the comparable period a year ago. This increase is mainly due to low sales contribution from American Software coupled with the overall low level of sales activity in the six months ended October 31, 1998. The Company's indirect sales channel is principally through American Software.

MAINTENANCE. Maintenance revenues increased 7% to $3.8 million from a year ago, due to an increase in the installed base of customers. Maintenance revenues have a direct relationship to current and historic license fee revenues, since license fees are the source of new maintenance customers.

SERVICES. Services revenues totaled $3.7 million, a 7% increase from the same period a year ago. Increased utilization of the Company's implementation and training services was a result of the prior growth in the Company's customer base.

GROSS MARGIN:

Total gross margin for the six months ended October 31, 1998 was 52% compared to 71% a year ago. This decrease was largely due to a decreased level of license fees, which fell to 37% of total revenues, down from 58% a year ago. The gross margin on license fees fell to 31% from 73% a year ago, while gross margin on maintenance revenues decreased to 73% compared to 79% a year ago. The gross margin on services revenues also decreased slightly to 54% compared to 55% in the same period a year ago. The decrease in gross margin on license fees is primarily due to the decreased level of license fees, coupled with the large amount of amortization expense on capitalized software contained within cost of license fees. This expense is substantially fixed and accordingly had a negative impact on gross margin as the level of license fees decreased.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                             Six Months Ended
                                                 ------------------------------------------
                                                 October 31,       Percent     October 31,
                                                     1998          Change          1997
                                                 ------------     ---------    ------------
Gross product development costs                  $   5,720          41%        $   4,051
    Percentage of total revenues                        48%                           24%
Less:  Capitalized development                      (2,042)         43%           (1,428)
    Percentage of gross prod. dev. costs                36%                           35%
                                               -------------      ---------    ------------
Product development expenses                   $     3,678          40%        $   2,623
    Percentage of total revenues                        31%                           16%

Gross product development costs increased 41% for the six months ended October 31, 1998 compared to the same period a year ago as a result of the Company's increased investment in new product development. Capitalized development increased as well, growing 43% from a year ago, while the rate of capitalized development as a percentage of gross product development costs increased slightly to 36% from 35% a year ago. Product development expenses, as a percentage of total revenues, increased to 31% from 16% a year ago, due to the decrease in total revenues as well as increased investment in new product development.

SALES AND MARKETING. Sales and marketing expenses rose 25% from a year ago. As a percentage of total revenues, sales and marketing expenses were 70% for the six months ended October 31, 1998 compared to 40% for the six months ended October 31, 1997. This increase was due to a decrease in overall revenues, as well as increased sales and marketing expenditures. Increased sales and marketing expenditures were mainly due to increased staffing over the same period a year ago, particularly in the areas of international sales and increased trade show marketing commitments.

GENERAL AND ADMINISTRATIVE. For the six months ended October 31, 1998, general and administrative expenses increased 64% to approximately $2.4 million from a year ago, mainly as a result of the Company's growth in employees and the resulting growth in administrative costs. For the six months ended October 31, 1998, the average number of employees was approximately 218, compared to approximately 185 for the six months ended October 31, 1997.

OTHER INCOME:

Other income is comprised of investment earnings from the net proceeds of the Company's initial public offering. The Company's investments are short term in nature. For the six months ended October 31, 1998, these investments generated a yield of approximately 5.5%.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

By November 6, 1997, the Company completed its initial public offering, in which the Company received aggregate net proceeds of approximately $33.2 million after deducting underwriting discounts and offering expenses.

The Company's operating activities used cash of approximately $1.2 million in the six months ended October 31, 1998, and provided cash of approximately $3.8 million in the same period of the prior year. The cash used by operations during the six months ended October 31, 1998, was primarily attributable a net loss of $8.8 million, partially offset by non-cash depreciation and amortization expense of $2.5 million, non-cash provision for accounts receivable of $588,000, a decrease in accounts receivable of approximately $2.2 million, the non-cash portion of the software development cost write-off of $1.2 million, and an increase in deferred revenues of $916,000. The cash provided by operations during the same period of the prior year was attributed to net income of $1.2 million, non-cash depreciation and amortization expense of $2.2 million, an increase in accounts payable, accrued costs and other liabilities of $2.6 million, and an increase in deferred revenues of $658,000. This was partially offset by an increase in accounts receivable of $2.8 million.

Cash provided by (used in) investing activities was approximately $2.6 million and ($1.9 million) for the six months ended October 31, 1998 and 1997, respectively. The majority of cash for the six months ended October 31, 1998 was provided by the sale of short-term investments. Cash used in investing activities consisted primarily of $2.2 million in additions to capitalized software development costs, and $763,000 for the purchase of a minority interest in a business. For the six months ended October 31, 1997, cash used in investing activities consisted primarily of $1.4 million in additions to capitalized software development costs, and $450,000 in purchases of furniture and equipment.

Cash provided by (used in) financing activities totaled approximately ($1.4 million) and $28.4 million for the six months ended October 31, 1998 and 1997, respectively. Approximately $1.4 million was used for the repurchase of the Company's common stock for the six month period ended October 31, 1998. For the six months ended October 31, 1997, approximately $28.8 million was provided by the proceeds of the Initial Public Offering of the Company's stock.

Days Sales Outstanding in accounts receivable were 123 days as of October 31, 1998, compared to 102 days as of October 31,1997. This increase was due primarily to decreased overall revenue levels.

The Company's current ratio on October 31, 1998 was 3.3 to 1 and the Company has no long-term debt. The Company believes that its sources of liquidity and capital resources will be sufficient to satisfy its cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. The Company does not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to the Company. If available, such financing may result in further dilution to the Company's shareholders and higher interest expense.

On December 15, 1997, Logility, Inc.'s Board of Directors approved a resolution authorizing the Company to repurchase up to 350,000 shares of the Company's common stock through open market purchases at prevailing market prices. The timing of any repurchases would depend on market conditions, the market price of Logility's common stock and management's assessment of the Company's liquidity and cash flow needs. During the six months ended October 31, 1998, pursuant to this resolution, the Company repurchased 143,000 shares of common stock at a cost of approximately $1.4 million and completed this repurchase plan in July 1998. In November 1998 the Company adopted an additional repurchase plan for up to 800,000 shares.

YEAR 2000 READINESS DISCLOSURE

Based on management's assessment, the Company believes that the current versions of its software products are Year 2000 ready. However, the Company believes some of its customers may be running earlier versions of the Company's products that are not Year 2000 ready, and the Company has been encouraging such customers to migrate to current product versions. Moreover, the Company's products are generally integrated into other systems involving complex software products developed by other vendors. Year 2000 problems inherent in a customer's other software programs might significantly limit that customer's ability to utilize the Company's products.

In addition, the Company is working closely with American Software, the Company's parent, which serves as its largest supplier, to identify all internal systems of American Software which may impact the operations of the Company. The cost of converting American Software's internal systems utilized by the Company is not expected to be material as American Software is providing internal resources to meet their Year 2000 readiness needs.

Software products as complex as those offered by the Company might contain undetected errors or failures when first introduced or when new versions are released, including products believed to be Year 2000 ready. While the Company believes that it has assessed, corrected and tested its products to address the Year 2000 issue, there can be no assurances that the Company's software products contain or will contain all necessary date code changes or that errors will not be found in new products or product enhancements after commercial release, resulting in loss of or delay in market acceptance. In addition, the Company might experience difficulties that could delay or prevent the continued successful development and release of products that are Year 2000 compliant or that meet the Year 2000 requirements of customers. If the Company is unable or is delayed in its efforts to make the necessary date code changes, there could be a material adverse effect upon the Company's business, operating results, financial condition and cash flows.

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

The Company utilizes third-party vendor equipment, telecommunication products and software products that may or may not be Year 2000 ready. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 compliance issue surrounding such third-party products, failure of any critical technology components to be Year 2000 ready may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

The Company believes that Year 2000 issues have affected and may continue to affect the purchasing decisions of customers and potential customers of the Company's products. Many businesses are expending significant resources on projects to make their current hardware and software systems Year 2000 ready. Such expenditures may result in reduced funding for projects to purchase software products such as those offered by the Company. Potential customers may also choose to defer purchasing Year 2000 ready products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. Any of the foregoing could have a material adverse effect on the Company's business, operating results and financial condition.

The Company's evaluation of its Year 2000 readiness includes the development of contingency plans for business functions that are susceptible to a substantive risk of disruption resulting from a Year 2000 related event. Because the Company has not yet identified any business function that is materially at risk of Year 2000 related disruption, it has not yet developed detailed contingency plans specific to Year 2000 events for any business function. The Company is prepared for the possibility, however, that certain business functions may be hereafter identified as at risk and will develop contingency plans for such business functions when and if such determinations are made.

Forward-looking statements contained in this Year 2000 Readiness Discussion should be read in conjunction with the Company's disclosure under the heading of Forward Looking Statements for the purposes of the Safe Harbor provisions of the Private Securities Litigation Act of 1995.

FORWARD-LOOKING STATEMENTS

It should be noted that this discussion contains forward-looking statements, which are subject to substantial risks and uncertainties. There are a number of factors which could cause actual results to differ materially from those anticipated by statements made herein. The timing of releases of the Company's software products can be affected by customer needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. In addition, other factors include changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could affect the future performance of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
------   -----------------

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds
------   -----------------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
------   -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         The Registrant's Annual Meeting was held on August 26, 1998. At that meeting, in addition to re-election of directors, the shareholders voted upon a proposed amendment to the 1997 Stock Plan to increase the number of option shares authorized under that Plan from 295,000 to 1,200,000. 11,713,365 shares were voted in favor of the amendment, 213,142 shares were voted against the amendment and 10,700 shares abstained from voting on the amendment.

Item 5.  Other Information
------   -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

         (a)  Exhibits:

         Exhibit No.     Description
         -----------     -----------
         10.1            Logility, Inc. 1997 Stock Plan, Amended and
                         Restated as of August 26, 1998, included as
                         Exhibit 4.1 to the Company's Form S-8
                         Registration Statement No. 333-62531 and incorporated herein by this reference.

         11              Statement re: Computation of Per Share Earnings (Loss).

         27              Financial Data Schedule (for SEC use only).


         (b) No report on Form 8-K was filed during the quarter ended October 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LOGILITY, INC.




DATE      December 11, 1998               /s/J. Michael Edenfield
          -----------------               ----------------------------------
                                          J. Michael Edenfield
                                          President, Chief Executive Officer


DATE      December 11, 1998               /s/James M. Modak
          -----------------               ----------------------------------
                                          James M. Modak
                                          Chief Financial Officer and Sr. VP

                                  INDEX TO EXHIBITS


Exhibit No.    Description of Exhibit                                   Page
-----------    ----------------------                                   ----

10.1           Logility, Inc. 1997 Stock Plan, Amended and
               Restated as of August 26, 1998, included as
               Exhibit 4.1 to the Company's Form S-8
               Registration Statement No. 333-62531 and incorporated herein by this reference.

11             Statement re: Computation of Per Share Earnings (Loss).   21

27             Financial Data Schedule (for SEC use only).