Form 10-Q
period 1999-01-31
LOGILITY INC
filed 1999-03-16
CIK 1043915

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549


                                   FORM 10-Q



(Mark One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 1999
                                ------------------------------------------------

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the transition period from                           to
                               --------------------------  ---------------------

Commission File Number: 0-23057
                        --------------------------------------------------------


                                LOGILITY, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Georgia                                         58-2281338
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia         30305
-------------------------------------------------      ----------
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

Yes     X     No
     -------      ------

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

          Class                             Outstanding at March 10, 1999
--------------------------                  -----------------------------
Common Stock, no par value                        13,455,900 Shares

                                LOGILITY, INC.

                                  Form 10-Q

                        Quarter Ended January 31, 1999

                                    Index


                                                                          Page
                                                                         Number
                                                                         ------

Part I - Financial Information

     Item 1.  Financial Statements

          Condensed Balance Sheets (Unaudited)
            January 31, 1999 and April 30, 1998                            3

          Condensed Statements of Operations (Unaudited)
            Three and Nine Months Ended January 31, 1999 and 1998          4

          Condensed Statements of Cash Flows (Unaudited)
            Nine Months Ended January 31, 1999 and 1998                    5

          Notes to Condensed Financial Statements (Unaudited)              6

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    8-18

     Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                              18

Part II - Other Information                                            19-22

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                LOGILITY, INC.
                     Condensed Balance Sheets (Unaudited)
                       (in thousands, except share data)

                                                                                              January 31,        April 30,
                                                                                                 1999              1998
                                                                                              -----------        ---------
Current Assets:
   Cash and cash equivalents                                                                   $    663          $  1,006
   Short-term investments                                                                        22,467            29,559
   Trade accounts receivable, less allowance for doubtful
      accounts of $407 and $421 at January 31, 1999 and
      April 30, 1998:
         Billed                                                                                   8,243             7,754
         Unbilled                                                                                 1,446             3,040
   Prepaid expenses and other current assets                                                        604               731
                                                                                               --------          --------
      Total current assets                                                                       33,423            42,090
Furniture and equipment, less accumulated depreciation                                            1,856             1,583
Intangible assets, less accumulated amortization                                                  5,971             6,865
Other assets, net                                                                                 1,030               292
                                                                                               --------          --------
                                                                                               $ 42,280          $ 50,830
                                                                                               ========          ========
Liabilities and Shareholders' equity:
Current liabilities:
   Accounts payable                                                                               1,042             1,144
   Accrued compensation and related costs                                                         1,783             1,436
   Deferred revenues                                                                              5,304             4,157
   Other current liabilities                                                                      2,394             2,347
                                                                                               --------          --------
      Total current liabilities                                                                  10,523             9,084
Deferred income taxes                                                                             2,509             2,509
                                                                                               --------          --------
      Total liabilities                                                                          13,032            11,593
                                                                                               --------          --------

Shareholders' equity:
   Preferred stock:  2,000,000 shares authorized; no shares issued                                   -                 -
   Common stock, no par value; 20,000,000 shares authorized;
     13,830,000 shares issued at January 31, 1999
     and April 30, 1998                                                                              -                 -
   Additional paid-in capital                                                                    43,187            43,187
   Treasury stock, at cost - 369,300 shares and 205,300 shares at
     January 31, 1999 and April 30, 1998                                                         (3,384)           (1,882)
   Accumulated deficit                                                                          (10,555)           (2,068)
                                                                                               --------          --------
      Total shareholders' equity                                                                 29,248            39,237

Commitments and contingencies                                                                        -                 -
                                                                                               --------          --------
                                                                                               $ 42,280          $ 50,830
                                                                                               ========          ========


See accompanying notes to condensed financial statements.

                                LOGILITY. INC.
                Condensed Statements of Operations (Unaudited)
                     (in thousands except per share data)




                                                               Three Months Ended                    Nine Months Ended
                                                                  January 31,                           January 31,
                                                             1999               1998              1999               1998
                                                             ----               ----              -----              -----
Revenues:
  License fees                                             $ 3,338            $ 5,026            $ 7,671            $14,733
  Maintenance                                                1,987              1,778              5,784              5,335
  Services                                                   2,002              1,647              5,726              5,132
                                                           -------            -------            -------            -------
      Total revenues                                         7,327              8,451             19,181             25,200
                                                           -------            -------            -------            -------
Cost of revenues:
  License fees                                                 690              1,376              3,670              3,951
  Maintenance                                                  551                381              1,561              1,124
  Services                                                     773                918              2,481              2,494
                                                           -------            -------            -------            -------
      Total cost of revenues                                 2,014              2,675              7,712              7,569
                                                           -------            -------            -------            -------

Gross margin                                                 5,313              5,776             11,469             17,631
                                                           -------            -------            -------            -------

Operating expenses:
  Research and development                                   2,242              2,166              7,962              6,217
  Less:  Capitalized development                            (1,043)              (848)            (3,084)            (2,276)
  Sales and marketing                                        3,346              3,541             11,672             10,213
  General and administrative                                   742                846              3,098              2,284
  Write-off of software development costs                       -                  -               1,300                  -
                                                           -------            -------            -------            -------
      Total operating expenses                               5,287              5,705             20,948             16,438
                                                           -------            -------            -------            -------
      Operating income (loss)                                   26                 71             (9,479)             1,193

Interest income                                                311                400              1,042                463
                                                           -------            -------            -------            -------
      Income (loss) before income taxes                        337                471             (8,437)             1,656

Income taxes                                                    50                  0                 50                  0
                                                           -------            -------            -------            -------
      Net income (loss)                                    $   287            $   471            $(8,487)           $ 1,656
                                                           =======            =======            =======            =======
  Net income (loss) per common share, diluted              $  0.02            $  0.03            $ (0.63)           $  0.13
                                                           =======            =======            =======            =======
  Weighted average number of common and
      common equivalent shares outstanding, diluted         13,644             13,805             13,500             12,704
                                                           =======            =======            =======            =======


See accompanying notes to condensed financial statements.

                                LOGILITY, INC.
                Condensed Statements of Cash Flows (Unaudited)
                                (in thousands)


                                                                                         Nine Months Ended
                                                                                            January 31,
                                                                                 --------------------------------
                                                                                      1999              1998
                                                                                 -------------      ------------
Cash flows from operating activities:
   Net income (loss)                                                               $(8,487)           $  1,656
   Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
             Depreciation and amortization                                           3,198               3,403
             Charge for asset impairment                                             1,230                  -
             (Increase) decrease in assets:
                  Accounts receivable                                                1,105              (3,673)
                  Other assets                                                         151                (255)
             Increase (decrease) in liabilities:
                  Accounts payable, accrued costs and other                            292               1,558
                  Deferred revenues                                                  1,147                 349
                                                                                   -------            --------
                      Net cash provided by (used in) operating activities           (1,364)              3,038
                                                                                   -------            --------

Cash flows from investing activities:
   Additions to capitalized computer software development costs                     (3,084)             (2,276)
   Additions to purchased computer software costs                                      (24)                (73)
   Sales (purchases) of short-term investments, net                                  7,092              (9,724)
   Minority investment in business                                                    (763)                 -
   Purchases of furniture and equipment                                               (698)               (786)
                                                                                   -------            --------
                      Net cash provided by (used in) investing activities            2,523             (12,859)
                                                                                   -------            --------
Cash flows from financing activities:
   Deferred income taxes resulting from Tax Sharing Agreement                           -                 (110)
   Distributions to American Software, Inc.                                             -                 (231)
   Net proceeds from issuance of common stock                                           -               33,152
   Repurchases of common stock                                                      (1,502)               (282)
                                                                                   -------            --------
                     Net cash provided by (used in) financing activities            (1,502)             32,529
                                                                                   -------            --------
                     Net change in cash                                               (343)             22,708

                     Cash and cash equivalents at beginning of period                1,006                 732
                                                                                   -------            --------
                     Cash and cash equivalents at end of period                    $   663            $ 23,440
                                                                                   =======            ========


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

E. Repurchase of Common Stock

   On November 19, 1998, the Company's Board of Directors approved a resolution authorizing the Company to repurchase up to 800,000 shares of the Company's
   common stock through open market purchases at prevailing market prices.   The
   timing of any repurchases will depend on market conditions, the market price of the Company's common stock and management's assessment of the Company's liquidity and cash flow needs. This repurchase plan is in addition to a previous plan to repurchase 350,000 shares which was completed in November 1998.

F. Net Earnings (Loss) Per Share of Common Stock

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

G. Recent Accounting Pronouncements

   On May 1, 1998, the Company adopted Statement of Position 97-2, Software Revenue Recognition, issued by the Accounting Standards Executive Committee in October 1997, effective for financial statements for fiscal years beginning after December 15, 1997. The implementation of this statement has not had a material impact on the Company's unaudited condensed financial statements.

   In June 1997, the Financial Accounting Standards Board issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 requires that an enterprise disclose certain information about operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 with the first disclosure required in the annual financial statements thereafter. The Company will evaluate the need for such disclosures at that time.

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

The Company's revenues are derived primarily from three sources: software licenses, maintenance and services. Software licenses generally are based upon the number of modules, servers, users and/or sites licensed. License fee revenues are recognized at the time of product delivery and fulfillment of acceptance terms, provided that the fee is fixed and determinable and collection is deemed probable. Maintenance agreements typically are for a one- to three-year term and usually are entered into at the time of the initial product license. Maintenance revenues are recognized ratably over the term of the maintenance agreement. Services revenues consist primarily of fees from software implementation, training, consulting and customization services and are recognized as the services are rendered.

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended January 31, 1999 and 1998:


                                                                        Percentage of                     Pct. Change
                                                                       Total Revenues                     in Dollars
                                                                 ----------------------------          ----------------
                                                                    1999               1998              1999 vs 1998
                                                                 ----------         ----------         ----------------
Revenues:
   License fees                                                      46%                59%                  (34)%
   Maintenance                                                       27                 21                    12
   Services                                                          27                 19                    22
                                                                    ---                ---                   ---
         Total revenues                                             100                100                   (13)
                                                                    ---                ---                   ---
Cost of revenues:
   License fees                                                       9                 16                   (50)
   Maintenance                                                        8                  5                    45
   Services                                                          11                 11                   (16)
                                                                    ---                ---                   ---
         Total cost of revenues                                      27                 32                    25
                                                                    ---                ---                   ---
Gross margin                                                         73                 68                    (8)
                                                                    ---                ---                   ---
Operating expenses:
   Research and development, net                                     16                 16                    (9)
   Sales and marketing                                               46                 42                    (6)
   General and administrative                                        10                 10                   (12)
                                                                    ---                ---                   ---
         Total operating expenses                                    72                 68                    (7)
                                                                    ---                ---                   ---
         Operating income                                             1                  1                   (63)

Interest income                                                       4                  5                   (22)
                                                                    ---                ---                   ---
         Income before income taxes                                   5                  6                   (28)

Income taxes                                                          1                  0                    nm
                                                                    ---                ---                   ---
         Net income                                                   4                  6                   (39)
                                                                    ===                ===                   ===

nm - not meaningful

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the nine months ended January 31, 1999 and 1998:

                                                                       Percentage of                % Change
                                                                      Total Revenues                in Dollars
                                                             -------------------------------     -----------------
                                                                  1999               1998           1999 vs 1998
                                                             -------------       -----------     -----------------
Revenues:
   License fees                                                    40%                58%                 (48)%
   Maintenance                                                     30                 21                    8
   Services                                                        30                 20                   12
                                                                  ---                ---                  ---
         Total revenues                                           100                100                  (24)
                                                                  ---                ---                  ---

Cost of revenues:
   License fees                                                    19                 16                   (7)
   Maintenance                                                      8                  4                   39
   Services                                                        13                 10                   (1)
                                                                  ---                ---                  ---
         Total cost of revenues                                    40                 30                    2
                                                                  ---                ---                  ---
Gross margin                                                       60                 70                  (35)
                                                                  ---                ---                  ---
Operating expenses:
   Research and development, net                                   25                 16                   24
   Sales and marketing                                             61                 41                   14
   General and administrative                                      16                  9                   36
   Write-off of software development costs                          7                  0                   nm
                                                                  ---                ---                  ---
         Total operating expenses                                 109                 65                   27
                                                                  ---                ---                  ---
         Operating income (loss)                                  (49)                 5                   nm

Interest income                                                     5                  2                   nm
                                                                  ---                ---                  ---
         Income (loss) before income taxes                        (44)                 7                   nm

Income taxes                                                        0                  0                    0
                                                                  ---                ---                  ---
         Net income (loss)                                        (44)                 7                   nm
                                                                  ===                ===                  ===

nm - not meaningful

General Market Conditions
-------------------------

Beginning in the second calendar quarter of 1998 (the Company's first quarter of fiscal 1999), several application software companies began to experience slowdowns in the sales of their software products. These companies, as well as industry experts, have identified the following factors as contributors to this slowdown in the buying market:

- Significant financial commitments devoted to Year 2000 readiness, which have led to limited discretionary financial resources available for the purchase of software products such as the Company's.

- Weakness in the overall global economy, which has affected certain customers' businesses and their buying tendencies.

- Public announcements by large Enterprise Resource Planning (ERP) software vendors regarding plans for introduction of new products within the Company's target markets which have led to confusion and indecision by prospective buyers.

The Company believes these factors, as well as possible others, have to some degree contributed to the Company's reduced revenues in each of the Company's first three quarters of fiscal 1999, particularly in the area of software license fees.

THREE MONTHS ENDED JANUARY 31, 1999 AND 1998:
---------------------------------------------

REVENUES:

The Company's total revenues decreased 13% to $7.3 million from $8.5 million for the comparable quarter a year ago. This decrease was largely due to a reduction in the Company's product sales, partially offset by a 12% increase in software maintenance revenues, and a 22% increase in services revenues. International revenues represented approximately 18% of total revenues in the quarter ended January 31, 1999 compared to approximately 25% a year ago.

LICENSES. License fee revenues decreased significantly in the quarter ended January 31, 1999 from a year ago. The Company believes that several of its potential customers continued to delay purchase decisions due to a variety of factors, including concern over global economic conditions and limited resources due to the allocation of resources to Year 2000 system projects. The direct sales channel provided approximately 80% of the license fee revenues for this quarter compared to approximately 65% in the comparable quarter a year ago.
This increase is mainly due to better sales performance from the Company's direct sales force, combined with the overall low level of sales activity in the quarter ended January 31, 1999. The Company's indirect sales channel is principally through American Software.

MAINTENANCE. Maintenance revenues increased 12% to $2.0 million from a year ago, due to an increase in the installed base of customers. Maintenance revenues have a direct relationship to current and historic license fee revenues, since license fees are the source of new maintenance customers.

SERVICES. Services revenues totaled $2.0 million, a 22% increase from the same period a year ago. This increase was primarily the result of a number of new services contracts, including some specific customer system modification projects.

GROSS MARGIN:

Total gross margin for the quarter ended January 31, 1999 was 73% compared to 68% a year ago. The gross margin on license fees rose to 79% from 73% a year ago. This increase was mainly due to a reduction of amortization expense of capitalized software products. Approximately $470,000 of this reduction was related to the nonrecurring charge for capitalized software impairment taken in the second quarter of fiscal 1999. Additionally, a number of capitalized projects became fully amortized during the second quarter. The gross margin on maintenance revenues decreased to 72% compared to 79% a year ago, largely due to increased Company resources utilized in customer support. The gross margin on services revenues increased to 61% compared to 44% in the same period a year ago, due to a number of fixed-fee services contracts relating to customer system
modifications.   The Company expects the future gross margin on services
revenues to more closely approximate the historical level, which has been 50 - 55%.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:


                                                                            Three Months Ended
                                                           ----------------------------------------------------
                                                             January 31,           Percent        January 31,
                                                                1999               Change            1998
                                                             -----------          ---------    ----------------
Gross product development costs                                $ 2,242                4 %             $2,166
   Percentage of total revenues                                     31 %                                  26 %
Less:  Capitalized development                                  (1,043)              23 %               (848)
   Percentage of gross prod. dev. costs                             47 %                                  39 %
                                                               -------               --               ------
Product development expenses                                   $ 1,199               (9)%             $1,318
   Percentage of total revenues                                     16 %                                  16 %

Gross product development costs increased 4% in the quarter ended January 31, 1999 compared to a year ago as a result of the Company's continued investment in new product development. Capitalized development increased as well, growing 23% from a year ago, while the rate of capitalized development as a percentage of gross product development costs increased to 47% from 39% a year ago. Both the amount of product development spent as well as the amount capitalized have remained fairly consistent over the last three quarters. Product development expenses, as a percentage of total revenues, remained unchanged from a year ago at 16%.

SALES AND MARKETING. Sales and marketing expenses decreased 6% from a year ago, mainly due to cost containment measures taken by the Company as a result of the overall deterioration in market conditions. As a percentage of total revenues, sales and marketing expenses were 46% for the quarter ended January 31, 1999 compared to 42% for the quarter ended January 31, 1998. This increase was primarily due to a decrease in overall revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 12% to approximately $742,000 from a year ago, mainly as a result of the Company's reduction in employees and the resulting decrease in administrative costs. For the three months ended January 31, 1999, the average number of employees was approximately 189, compared to approximately 205 for the three months ended January 31, 1998.

During the quarter ended October 31, 1998, the Company reduced its workforce by approximately 40 people through staff reductions and attrition. The majority of these reductions were within sales and marketing positions. These reductions were considered necessary to enable the Company to focus on utilizing its most effective sales resources towards the limited sales opportunities that exist in the currently stalled buying market. The Company believes that taking this action will increase its sales effectiveness. In addition to these staff reductions the Company has reduced certain nonessential expenditures in order to focus on returning the Company to profitability. The impact of these actions was first realized in the quarter ended January 31, 1999.

INTEREST INCOME:

Interest income is comprised of investment earnings from the net proceeds of the Company's initial public offering. The Company's investments are short term in nature. For the quarter ended January 31, 1999, these investments generated a yield of approximately 5.4%.

INCOME TAXES:

In accordance with FASB Statement No. 109, "Accounting for Income Taxes", the Company is required to apply a separate company approach in calculating its income tax provision. For the quarter ended January 31, 1998, the Company recorded a provision for income taxes of $50,000, mainly for state income tax obligations. The Company entered into a Tax Sharing Agreement with American Software, Inc. on January 23, 1997 that does not allow the Company to utilize its Net Operating Loss Carryforwards at this time.

THREE MONTHS ENDED JANUARY 31, 1999 AND OCTOBER 31, 1998:
---------------------------------------------------------

As a result of the adverse market conditions previously noted, the Company took several steps to reduce its expense structure in an attempt to return to operating profitability as soon as possible. These steps included reducing the Company's direct sales force in order to improve sales effectiveness through the use of the Company's most productive sales executives. Additionally, the Company reduced other operating expenses, mainly sales and marketing expenditures, during the latter portion of the Company's second fiscal quarter. As a result of these market conditions and the steps taken in response, the Company believes it is meaningful to compare key financial results from the Company's third quarter ended January 31, 1999 to the Company's second quarter ended October 31, 1998.

REVENUES:

The Company's total revenues increased 37% to $7.3 million from $5.3 million for the quarter ended October 31, 1998. This increase was largely due to an increase in the Company's product sales, coupled with a 9% increase in software maintenance revenues, and a 16% increase in services revenues.

LICENSES. License fee revenues increased 87% in the quarter ended January 31, 1999 from the quarter ended October 31, 1998. The Company believes it is realizing results from the measures taken previously to utilize its sales force in a more focused and efficient manner.

MAINTENANCE. Maintenance revenues increased 9% to $2.0 million from the quarter ended October 31, 1998, due to an increase in the installed base of customers. Maintenance revenues have a direct relationship to current and historic license fee revenues, since license fees are the source of new maintenance customers.

SERVICES. Services revenues totaled $2.0 million, a 16% increase from the quarter ended October 31, 1998. This increase was primarily the result of a number of new services contracts, including some specific customer system modification projects.

GROSS MARGIN:

Total gross margin for the quarter ended January 31, 1999 was 73% compared to 46% for the quarter ended October 31, 1998. The gross margin on license fees rose to 79% from 13% for the previous quarter, while gross margin on maintenance revenues remained unchanged at 72% to the previous quarter. The gross margin on license fees increased because of a provision for doubtful accounts receivable taken, as well as poor performance in product sales against the relatively fixed cost of license fees, in the quarter ended October 31, 1998. The gross margin on services revenues also increased to 61% compared to 50% in the prior quarter, due to a number of fixed-fee services contracts relating to customer system modifications in the current quarter. The company expects the future gross margin on services revenues to more closely approximate the historical level, which has been 50 - 55%.

OPERATING EXPENSES:

SALES AND MARKETING. Sales and marketing expenses decreased 19% from the quarter ended October 31, 1998. As a percentage of total revenues, sales and marketing expenses were 46% for the three months ended January 31, 1999 compared
to 77% for the three months ended October 31, 1998.   The Company believes that
this cost reduction is a result of the Company's efforts to streamline and focus its sales and marketing efforts.

GENERAL AND ADMINISTRATIVE. For the three months ended January 31, 1999, general and administrative expenses decreased 30% to approximately $742,000 from the quarter ended October 31, 1998, mainly as a result of the Company's reduction in employees and the resulting decline in administrative costs. For the three months ended January 31, 1999, the average number of employees was approximately 189, compared to approximately 220 for the three months ended October 31, 1998.

NINE MONTHS ENDED JANUARY 31, 1999 AND 1998:
--------------------------------------------

REVENUES:

The Company's total revenues decreased 24% to $19.2 million from $25.2 million for the comparable period a year ago. This decrease was largely due to a reduction in the Company's product sales, partially offset by an 8% increase in software maintenance revenues, and a 12% increase in services revenues. International revenues represented approximately 16% of total revenues in the
nine ended January 31, 1999 compared to approximately 12% a year ago.   This
increase was mainly due to a decrease in domestic revenues.

LICENSES. License fee revenues decreased significantly in the nine months ended January 31, 1999 from a year ago. The Company believes that several of its potential customers continued to delay purchase decisions due to a variety of factors, including concern over global economic conditions and limited resources due to the allocation of resources to Year 2000 system projects. The direct sales channel provided approximately 81% of the license fee revenues for this period compared to approximately 64% in the comparable period a year ago. This increase is mainly due to low sales contribution from American Software coupled with the overall low level of sales activity in the nine months ended January 31, 1999. The Company's indirect sales channel is principally through American Software.

MAINTENANCE. Maintenance revenues increased 8% to $5.8 million from a year ago, due to an increase in the installed base of customers. Maintenance revenues have a direct relationship to current and historic license fee revenues, since license fees are the source of new maintenance customers.

SERVICES. Services revenues totaled $5.7 million, a 12% increase from the same period a year ago. This increase was primarily the result of a number of new services contracts, including some specific customer system modification projects.

GROSS MARGIN:

Total gross margin for the nine months ended January 31, 1999 was 60% compared to 70% a year ago. The gross margin on license fees fell to 52% from 73% a year ago, due mainly to decreasing license fee revenues combined with the relatively fixed cost of license fees. Gross margin on maintenance revenues decreased to 73% compared to 79% a year ago, largely due to increased Company resources utilized in customer support. The gross margin on services revenues increased to 57% compared to 51% in the same period a year ago, due to a number of fixed-fee services contracts relating to customer system modifications.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:


                                                                           Nine Months Ended
                                                            -----------------------------------------------
                                                              January 31,         Percent       January 31,
                                                                 1999             Change           1998
                                                            --------------     ------------    ------------
Gross product development costs                               $ 7,962                28%            $ 6,217
   Percentage of total revenues                                    42 %                                  25 %
Less:  Capitalized development                                 (3,084)               36%             (2,276)
   Percentage of gross prod. dev. costs                            39 %                                  37 %
                                                              -------                --             -------
Product development expenses                                  $ 4,878                24%            $ 3,941
   Percentage of total revenues                                    25 %                                 16%

Gross product development costs increased 28% for the nine months ended January 31, 1999 compared to the same period a year ago as a result of the Company's increased investment in new product development. Capitalized development increased as well, growing 36% from a year ago, while the rate of capitalized development as a percentage of gross product development costs increased slightly to 39% from 37% a year ago. Product development expenses, as a percentage of total revenues, increased to 25% from 16% a year ago, due to the decrease in total revenues as well as increased investment in new product development.

SALES AND MARKETING. Sales and marketing expenses rose 14% from a year ago. As a percentage of total revenues, sales and marketing expenses were 61% for the nine months ended January 31, 1999 compared to 41% for the nine months ended January 31, 1998. This increase was due to a decrease in overall revenues, as well as increased sales and marketing expenditures. Increased sales and marketing expenditures were mainly due to increased staffing over the same period a year ago, particularly in the areas of international sales and increased trade show marketing commitments.

GENERAL AND ADMINISTRATIVE. For the nine months ended January 31, 1999, general and administrative expenses increased 36% to approximately $3.1 million from a year ago, mainly as a result of the Company's growth in employees and the resulting growth in administrative costs. For the nine months ended January 31, 1999, the average number of employees was approximately 208, compared to approximately 191 for the nine months ended January 31, 1998.

INTEREST INCOME:

Interest income is comprised of investment earnings from the net proceeds of the Company's initial public offering. The Company's investments are short term in nature. For the nine months ended January 31, 1999, these investments generated a yield of approximately 5.4%.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

By November 6, 1997, the Company completed its initial public offering, in which the Company received aggregate net proceeds of approximately $33.2 million after deducting underwriting discounts and offering expenses.

The Company's operating activities used cash of approximately $1.3 million in the nine months ended January 31, 1999, and provided cash of approximately $3.0 million in the same period of the prior year. The cash used by operations during the nine months ended January 31, 1999, was primarily attributable a net loss of $8.5 million, partially offset by non-cash depreciation and amortization expense of $3.2 million, a decrease in accounts receivable of approximately $1.1 million, the non-cash portion of the software development cost write-off of $1.2 million, and an increase in deferred revenues of $1.1 million. The cash provided by operations during the same period of the prior year was attributed to net income of $1.7 million, non-cash depreciation and amortization expense of $3.4 million, an increase in accounts payable, accrued costs and other liabilities of $1.6 million, and an increase in deferred revenues of $349,000. This was partially offset by an increase in accounts receivable of $3.7 million.

Cash provided by (used in) investing activities was approximately $2.5 million and ($12.9 million) for the nine months ended January 31, 1999 and 1998, respectively. The majority of cash for the nine months ended January 31, 1999 was provided by the sale of short-term investments. Cash used in investing activities consisted primarily of $3.1 million in additions to capitalized software development costs, and $763,000 for the purchase of a minority interest in a business. For the nine months ended January 31, 1998, cash used in investing activities consisted primarily of $9.7 million in purchases of short-term investments, $2.3 million in additions to capitalized software development costs, and $786,000 in purchases of furniture and equipment.

Cash provided by (used in) financing activities totaled approximately ($1.5 million) and $32.5 million for the nine months ended January 31, 1999 and 1998, respectively. Approximately $1.5 million was used for the repurchase of the Company's common stock for the nine month period ended January 31, 1999. For the nine months ended January 31, 1998, approximately $33.1 million was provided by the proceeds of the Initial Public Offering of the Company's stock.

Days Sales Outstanding in accounts receivable were 121 days as of January 31, 1999, which was essentially unchanged from October 31, 1998, compared to 111 days as of January 31, 1998. The increase over the same period one year ago was due primarily to decreased overall revenue levels.

The Company's current ratio on January 31, 1999 was 3.2 to 1 and the Company has no long-term debt. The Company believes that its sources of liquidity and capital resources will be sufficient to satisfy its cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. The Company does not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to the Company. If available, such financing may result in further dilution to the Company's shareholders and higher interest expense.

On December 15, 1997, Logility, Inc.'s Board of Directors approved a resolution authorizing the Company to repurchase up to 350,000 shares of the Company's common stock through open market purchases at prevailing market prices. The Company completed this repurchase plan in November 1998. In November 1998 the Company adopted an additional repurchase plan for up to 800,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility's common stock and management's assessment of the Company's liquidity and cash flow needs. For both plans, to date the Company has purchased a cumulative total of 374,100 shares at a total cost of $3.4 million.

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

In addition, the Company is working closely with American Software, the Company's parent, which serves as its largest supplier, to identify and remediate all internal systems of American Software which are noncompliant and which may impact the operations of the Company. The cost of converting American Software's internal systems utilized by the Company is not expected to be material as American Software is providing internal resources to meet their Year 2000 readiness needs.

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

The Company utilizes third-party vendor equipment, telecommunication products and software products that may or may not be Year 2000 ready. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 compliance issue surrounding such third-party products, failure of any critical technology components to be Year 2000 ready may have a material adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

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

Forward-looking statements contained in this Year 2000 Readiness Discussion should be read in conjunction with the Company's disclosure below under the heading of Forward Looking Statements for the purposes of the Safe Harbor provisions of the Private Securities Litigation Act of 1995.

FORWARD-LOOKING STATEMENTS

It should be noted that this discussion contains forward-looking statements, which are subject to substantial risks and uncertainties. There are a number of factors which could cause actual results to differ materially from those anticipated by statements made herein. The timing of releases of the Company's software products can be affected by customer needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. In addition, other factors include changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could
affect the future performance of the Company.   For further information, refer
to the Company's Form 10-K for the year ended April 30, 1998, and other reports and documents subsequently filed with the Securities and Exchange Commission which are publicly available.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                         PART II  - OTHER INFORMATION


Item 1.    Legal Proceedings
-------    -----------------

           The registrant is not currently involved in legal proceedings requiring disclosure under this item.


Item 2.    Changes in Securities and Use of Proceeds
-------    -----------------------------------------

           Not applicable.


Item 3.    Defaults Upon Senior Securities
-------    -------------------------------

           Not applicable.


Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

           None.


Item 5.    Other Information
-------    -----------------

           None.

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

           (a)  Exhibits:


           Exhibit No.   Description
           -----------   -----------

           11.1          Statement re: Computation of Per Share Earnings (Loss).

           27            Financial Data Schedule


           (b) No report on Form 8-K was filed during the quarter ended January 31, 1999.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LOGILITY, INC.



DATE     March 12, 1999             /s/ J. Michael Edenfield
         --------------             --------------------------------------------
                                    J. Michael Edenfield
                                    President, Chief Executive Officer


DATE     March 12, 1999             /s/ James M. Modak
         --------------             ------------------------------------------
                                    James M. Modak
                                    Chief Financial Officer and Sr. VP

                               INDEX TO EXHIBITS


Exhibit No.            Description of Exhibit                          Page
-----------            ----------------------                          ----

11.1                   Statement re: Computation of Per Share
                       Earnings (Loss).                                 22


27                     Financial Data Schedule                          23