Form 10-K405
period 1999-04-30
LOGILITY INC
filed 1999-07-28
CIK 1043915

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------
                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

  For the fiscal year ended April 30, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

  For the transition period from           to

                         Commission File Number 0-23057

                               ----------------
                                 LOGILITY, INC.
             (Exact name of registrant as specified in its charter)

                Georgia                     470 East Paces Ferry Road, N.E.
    (State or other jurisdiction of                 Atlanta, Georgia
     incorporation or organization)         (Address of principal executive
                                                        offices)

               58-2281338                                30305
   (IRS Employer Identification No.)                   (Zip Code)

       Registrant's telephone number, including area code (404) 261-9777

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class            Name of each exchange on which registered
   -------------------            -----------------------------------------
         None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Shares, No Par Value
                                (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [_]

   At July 14, 1999, 13,398,200 Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Common Shares as quoted on the NASDAQ National Market System at July 14, 1999) of the shares held by nonaffiliates was approximately $10.3 million.

           DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

1.1999 Proxy Statement into Part III.
2.Form S-1 Registration Statement No. 333-33385 into Part IV.
3.Form S-8 Registration Statement No. 333-62531 into Part IV.
4.Form S-8 Registration Statement No. 333-66773 into Part IV.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

   The Company has licensed one or more modules of Logility Value Chain Solutions to more than 350 companies worldwide, including Canandaigua Wine, CITGO, ConAgra, Eastman Chemical Company, Heineken USA, Magneti Marelli, Pharmacia & Upjohn, Pfizer International, Reynolds Metals, Sony Electronics and VF Corporation. The Company sells its products through direct and indirect channels in North America and outside North America. The Company derived approximately 14% of its revenues in the fiscal year ended April 30, 1999 from international sales.

Industry Background

 The Traditional Industry Approach

   Companies have traditionally applied information technology to supply chain management through Manufacturing Resource Planning ("MRP") systems, which provide limited flexibility to address rapidly changing business conditions and customer needs. In order to respond to an increasingly competitive business environment and related complex supply chain issues, many companies have adopted Enterprise Resource Planning ("ERP") systems, which integrate MRP solutions with other enterprise management applications such as financial, accounting and human resources. Although ERP systems provide substantial benefits primarily by integrating financial and other controls with multi-plant manufacturing coordination, the supply chain decision support capabilities of many ERP systems remain limited by the planning and scheduling methodologies utilized in their MRP modules. Various ERP vendors are mitigating these limitations by internally developing, or by acquiring or partnering with independent developers of advanced planning and scheduling software.

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

The Changing Industry Outlook

   In response to global competitive pressures, companies are continually seeking new ways to enhance the productivity of their enterprise business systems and processes. Significant competitive advantages in the form of lower costs and greater customer responsiveness can be realized by those companies that effectively communicate, collaborate and integrate with their trading partners within the "value chain." Value chain management refers to the process of managing the complex network of relationships that organizations maintain with trading partners to source, manufacture and deliver goods and services to the customer. Value chain management involves both the activities related to supplying products or services as well as the sales and marketing activities that impact the demand for goods and services, such as promotions, pricing and forecasting.

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

   Advances in communications and computing technology have enhanced the ability of organizations along the value chain to integrate their processes through collaborative information sharing and planning and to improve internal operations through refined workflow management. These technology developments include increasing use of the Internet and corporate intranets, the proliferation of the client-server computing environment, the introduction of data collection technology such as point of sale and radio frequency devices, and the growth of the wide area network. In addition, businesses are beginning to extend their corporate intranets to establish dedicated links, or extranets, with suppliers and customers. Corporations are increasingly taking advantage of this technology and the general availability of more powerful software applications to improve the effectiveness of their information gathering and analysis processes, which in turn is leading to improved decision-making capabilities.

   To manage and facilitate enhanced collaboration among the various participants in the value chain, organizations are increasingly deploying value chain management software solutions to address their planning and execution requirements. The planning function involves the proactive use of information to facilitate the delivery of the right products on time to the correct location and at the lowest cost. The planning process focuses on demand forecasting, inventory simulation, event planning, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to improve forecast accuracy, optimize production scheduling, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service. The execution function addresses procuring, manufacturing and distributing products throughout the value chain. Within the execution function, increasing focus is being placed by organizations on the effective management of warehouse and transportation operations and the need for their integration with planning systems and other enterprise software applications.

   The market for value chain management solutions is relatively new and is experiencing rapid growth. AMR Research, a leading industry research firm, estimates that the supply chain planning and execution software market was $2.6 billion in 1998, and projects that the market will grow at a compound annual growth rate of more than 48% to $18.6 billion by 2003.

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

   In order to effectively manage and coordinate value chain activities, companies require planning and execution software that provides for integrated communication and collaboration among the various constituents along the value chain. This enhanced collaboration synchronizes production plans with demand forecasts, thereby minimizing bottlenecks that lead to production delays and excess inventory. Companies who have implemented advanced collaboration processes such as collaborative planning, forecasting and replenishment ("CPFR") have seen benefits such as increased revenues, lower operational costs and shortened cycle time. According to the Voluntary Inter-industry Commerce Standards ("VICS"), of which Logility is a participant on the CPFR subcommittee, "CPFR is a business process model for value chain partners to coordinate plans in order to reduce variance between supply and demand." VICS developed this process in conjunction with major retailers, manufacturers and suppliers to enable true collaboration. CPFR is a business model that changes the nature of the relationship between trading partners.

   In addition, companies seek integrated planning and execution systems that further optimize the flow of products to the customer through enhanced transportation and warehouse management capabilities. Organizations are also demanding solutions that are modular and scaleable to fit the changing needs of the organization and that can be rapidly deployed.

Logility Products and Services

 Logility Value Chain Solutions and Services

   The Company's integrated product line, Logility Value Chain Solutions, is an integrated suite of value chain management solutions that enables manufacturers, distributors and retailers to more effectively manage the activities along their respective value chains and enhance collaboration among trading partners. Logility also provides i-Commerce products to expand the number of business processes that can be executed via intranets, extranets and the Internet. Logility's services include applications hosting and applications management through the i-ConnectionSM for those companies who prefer that Logility host their value chain management applications.

   The key benefits of the Company's software solutions and services include the following:

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

     Comprehensive Planning Solution. The Company's planning solution is comprised of demand, inventory, event, manufacturing, replenishment and transportation planning modules that balance demand opportunities with supply constraints through the synchronization of information gathered from value chain participants. A key component of the Company's planning solution is its emphasis on addressing the full range of complex demand planning requirements of its customers, including comprehensive forecasting capabilities that take into account each user's unique perspective of the value chain.

     Advanced Collaborative Planning Functionality. The Company's products allow for collaboration among the various levels within an organization and among external constituents throughout the value chain. The architecture of Logility Value Chain Solutions enables key constituents to participate in the planning process, including marketing, sales, manufacturing, procurement, logistics and transportation personnel, so that the requirements of all groups are factored in to create one consensus plan. The Company's collaborative planning functionality is further enhanced with i-Commerce tools such as the Company's Logility Voyager XPS(TM), which leverages Internet technology to facilitate information sharing directly with trading partners. Through the Company's i-CommunitySM a collaborative network of trading partners, customers will be able to exchange information and conduct collaborative planning, forecasting and replenishment.

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

Strategy

   The Company's objective is to become the leading provider of value chain management software solutions that are designed to enhance collaboration among participants along the value chain and optimize the operations associated with manufacturing and the distribution of products in select markets such as consumer goods, pharmaceuticals, oil and gas and chemicals. The Company's strategy includes the following key elements:

     Leverage and Expand Installed Base of Customers. The Company currently targets businesses in the consumer goods, chemicals and pharmaceuticals, food and beverage, and oil and gas industries. The Company intends to continue to leverage its installed base of more than 350 customers to introduce additional functionality, product upgrades, complementary modules, and application hosting services. In addition, the Company intends to expand sales to new customers in its existing vertical markets and to target additional vertical markets over time.

     Continue to Expand Sales and Marketing. The Company intends to continue to pursue an increased share of the market for value chain management software solutions by expanding its sales and marketing activities. The Company intends to continue building a direct sales force that is focused on selected vertical markets, such as consumer goods manufacturers.

     Maintain Technology Leadership. The Company believes that it is a technology leader in the field of value chain management software solutions and intends to continue to provide innovative, advanced solutions and services to this market. The Company believes that it was one of the earliest providers of value chain planning software solutions on a client-server platform and on Windows NT, and the first to introduce a value chain planning software solution that operates over the Internet and provides application hosting services. The Company intends to continue to develop and introduce new or enhanced products and keep pace with technological developments and emerging industry standards.

     Implement i-Commerce Strategy. The Company has launched an i-Commerce initiative that will enable it to build on current applications while moving to total Internet-based value chain management. The Company's i-Commerce strategy includes four levels of products and services designed to enable the optimization of the customer's value chain and improve collaboration. These products and services include:

   . LVCS--Internet-enabled end-to-end value chain applications through Logility Value Chain Solutions

   . i-Commerce Collaboration Solutions--expands the number of business processes that can be executed via intranets, extranets and the Internet

   . i-ConnectionSM--Logility's applications hosting service and applications management resources

   . i-CommunitySM--enables companies to collaborate with trading partners through a web-based network

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

     Focus on MidMarket. The Company has defined as "MidMarket" those corporations or divisions of corporations that have annual revenues ranging from $200 million to $2 billion. Organizations of this size fit the Company's historical customer profile, and are prime candidates for the purchase and use of the Company's unique full suite of integrated products operating on Windows NT. Additionally, the Company anticipates that its i-Commerce strategy will be well accepted in this market segment.

     Increase Penetration of International Markets. In fiscal year ended April 30, 1999, the Company generated 14% of its total revenues from international sales and has marketing relationships with a number of international distributors. The Company intends to expand its international presence by adding additional direct sales personnel to address international markets and has created additional relationships with distributors in Europe, Latin America and the Asia/Pacific region.

     Expand Strategic Relationships. The Company has a number of varying marketing and/or product relationships with ERP vendors, systems integrators and service organizations, including Arthur Andersen, Clarkston Potomac, INSIGHT, Inc., Microsoft, Oracle, SAP, and Ross Systems. In addition, the Company has developed a network of international agents who assist in the selling of the Company's products. The Company intends to utilize these and future relationships with software and service organizations to enhance its sales and marketing position.

     Continue to Focus on Providing High Quality Customer Service. Providing high quality customer service is a critical element of the Company's strategy. The Company intends to continue to invest in technology and personnel to accommodate the needs of its growing customer base. Logility will continue to seek new ways to improve service to customers. By providing application hosting services through Logility's i-Connection, customers will have an alternative to managing their own Logility Value Chain Solutions applications.

Products

   Logility Value Chain Solutions is an integrated suite of value chain management solutions designed to synchronize demand opportunities with supply constraints and logistics operations. The suite is comprised of a series of integrated modules. These modules can be implemented individually in certain cases, as well as in combinations or as a full solution suite. Logility Value Chain Solutions(TM) supports multiple communications protocols and is designed to operate with industry-standard open technologies, including leading web-based and client-server environments, such as HP9000, IBM RS/6000 and Intel-based servers running Windows NT on Oracle and Microsoft SQL Server 7.

   The following table summarizes the Company's product line:

          Module           Features
          ------           --------
     Demand Planning       .Item and Group forecasting
                           .Self-selecting forecast models
                           .Personalized data views
                           .Item stratification
                           .Product life cycle management with simulation
                           .Drag and drop data manipulation

    Inventory Planning     .Time-phased view of inventory
                           .Graphical simulations of inventory trade-off
                           .Views of dependent and independent demand
                           .Inventory management variables

      Event Planning       .Promotion planning
                           . Self-learning capabilities using artificial
                             intelligence
                           .Causal-based forecasting
                           .Promotion profitability simulations

 Demand Chain Voyager(TM)  . Forecast retrieval and modifications via the Internet and Corporate Intranets
                           .Tight integration with Demand Planning
                           .Promotion planning calendars
                           .Comprehensive security features
                           .Collaborative planning with trading partners

  Manufacturing Planning   .Enterprise-wide capacity planning
                           .Plant-level scheduling
                           .Supports activity-based costing
                           .Optimizes sourcing decisions' actual costs
                           .Interactive simulation
                           .Real-time, in memory model
                           .Distributed and remote visual capacity planning
                           .Remote and collaborative manufacturing

  Replenishment Planning   .Supports continuous replenishment strategies
                           . Constrained, time-phased distribution requirements
                             planning
                           .Proactive action messages
                           .EDI integration
                           .Available-to-promise methodologies
                           .Multi-site sourcing and allocation

 Transportation Planning   .Load Control Center
                           .Shipment planning and consolidation
                           .Freight rating and routing
                           .Carrier selection

      Transportation
        Management         .Load tendering
                           .Shipment confirmation
                           .Freight audit and payment control
                           .Shipment documentation and tracking

         Module           Features
         ------           --------
Logility Voyager XPS(TM)  . Collaborative Planning, Forecasting and Replenishment
                            (CPFR) compliant
                          .Collaborative planning with trading partners
                          .Configurable deployment
                          .Open integration architecture
                          .Value Chain Workflow(TM)
                          .Universal Exception Builder for managing exceptions
Value Chain Designer(TM)  .Strategic distribution network optimization
                          .Customer assignment
                          .Facility location
                          .Balancing customer service levels and cost
                          .Sourcing selection and capacity planning
    Warehouse PRO(R)      .Object oriented architecture
                          .User configurable options
                          .Advanced workflow technology
                          .Dynamic label and report printing
                          .Integrated graphical user interface

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

   Event Planning. Event Planning is a causal-based forecasting solution designed to facilitate product life-cycle management and promotion planning, and provide forecasting capabilities to help determine the impact of promotions, price changes or other events, enabling manufacturers to adjust production to match changing demand. Event Planning utilizes advanced algorithms based on neural network techniques that allow the system to refine forecasting by incorporating the results of ongoing promotions and other activities.

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

   Logility Voyager XPS. Voyager XPS is an Internet-based value chain management application that allows the user to implement a business process for Collaborative Planning, Forecasting and Replenishment (CPFR) that eliminates traditional barriers among trading partners. Voyager XPS is a completely CPFR-compliant application that provides configurable deployment, scalability, Microsoft-centric architecture, open-integration architecture, value chain workflow and a universal exception builder for managing exceptions.

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

   The price for the Company's products typically is determined based upon the number of modules licensed and the number of servers, users and/or sites for which the solution is designed. During fiscal year ended April 30, 1999, license fees for a new customer ranged from $100,000 to $675,000.

Customers

   The Company primarily targets businesses in the consumer-packaged goods, chemicals and pharmaceuticals and other manufacturing industries. No single customer accounted for 10% or greater of the Company's revenues in the three years ended April 30, 1999. A sample of companies who have purchased one or more of the Company's products is as follows:

                           Chemicals, Oil &
   Consumer Goods          Gas, Pharmaceuticals Manufacturing and Others
   --------------          -------------------- ---------------------------
   Bausch & Lomb           CITGO                Appleton Paper
   Broyhill Furniture      CONDEA Vista         British Telecommunications
   Canandaigua Wine        Eastman Chemical Co. Koch Industries
   ConAgra, Inc.           FINA Inc.            Magneti Marelli
   Eagle Family Foods      Nordic Synthesis AB  Mercury Marine
   Heineken USA            Pfizer, Inc.         Reynolds Metals
   Nestle France           Pharmacia & Upjohn   Robert Horne Paper
   Sara Lee Knit Products  Sigma-Aldrich Corp.  Siecor
   S.C. Johnson & Sons                          Sony Electronics
   Seagram's                                    Subaru of America, Inc.
   Tiffany's                                    Technologistica
   Unilever                                     Tyco Plastics and Adhesives
   Value City Furniture                         Union Camp
   VDK Frozen Foods                             US Ceramic Tile Company
   VF Corporation
   Wickes Furniture
   W.S. Badcock Furniture

Sales and Marketing

   The Company markets its products through direct and indirect sales channels in North America and outside North America. The Company conducts its principal sales and marketing activities from corporate headquarters in Atlanta, Georgia, and has sales and/or support offices in Boston, Chicago, Minneapolis, and Raleigh. Sales channels outside of North America are managed from Logility's international offices in the United Kingdom.

   The Company has a number of varying marketing and/or product relationships with ERP vendors, systems integrators and service organizations, including Arthur Andersen, Clarkston Potomac, INSIGHT, Inc., Microsoft, Oracle, SAP, and Ross Systems. The Company intends to utilize these and future relationships with software and service organizations to enhance its sales and marketing position.

   The Company has arrangements with independent distributors and resellers throughout Europe and the Asia/Pacific region, who distribute the Company's product line in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with the licensing of the Company's products.

   To support its direct sales force, the Company conducts marketing programs that include public relations, direct mail, advertising campaigns, trade shows, product seminars, user group conferences and ongoing customer communication programs.

Customer Service and Support

   The Company provides the following services and support to its customers:

     Implementation Support: ExpressROI(TM). The Company offers its customers a professional and proven implementation program that facilitates rapid implementation of the Company's software products.

  Logility consultants, through the ExpressROI program, help customers define the nature of their project, and subsequently proceed through the implementation process. The Company provides training for all users and managers involved. The Company first establishes measurable financial and logistics performance indicators, then evaluates them for conformance during and after implementation. Additional services beyond implementation provide for post-implementation reviews to further enhance the benefits to customers.

     Implementation; General Training Services. The Company offers its customers post-delivery professional services consisting primarily of implementation and training services, for which the Company typically charges on a daily basis. Customers that choose to purchase implementation services receive assistance in integrating the Company's solution with existing software applications and databases. Implementation of Logility Value Chain Solutions typically requires three to nine months, depending on factors such as the complexity of a customer's existing system, the number of modules purchased, and the number of end users.

     Product Maintenance and Updates; Support Services. The Company provides its customers with ongoing product support services. Support or maintenance contracts typically are sold to customers for one to three year terms at the time of the initial product license and may be renewed for additional periods. Under these contracts, the Company provides telephone consulting, product updates and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. The Company provides ongoing support and maintenance services on a seven-day-a-week, 24-hours-a-day basis through telephone, electronic mail and web-based support, using a call logging and tracking system for quality assurance.

Research and Product Development

   The Company believes that its future success depends in part upon its ability to continue to enhance existing products, respond to changing customer requirements, develop and introduce new or enhanced products and keep pace with technological developments and emerging industry standards. The Company's development efforts are focused on, but are not limited to, enhancing operability of its products across distributed and changing heterogeneous hardware platforms, operating systems and relational databases and the addition of new functionality to existing products. These development efforts will continue to focus on deploying applications in an N-Tier environment, including the internet.

   The current release of Logility Value Chain Solutions is version 5.3. This version is based on an integrated object-oriented architecture for maximum scalability and messaging functionality that supports the increasingly distributed nature of value chain planning. The Company has developed interfaces with leading ERP vendors such as SAP, Oracle and PeopleSoft's manufacturing application.

Competition

   The Company's products are targeted at emerging markets within the application software market, which is intensely competitive and characterized by rapid technological change. The Company's competitors are diverse and offer a variety of solutions directed at various aspects of the value chain, as well as the enterprise as a whole. The Company's existing competitors include application software vendors, such as i2 Technologies and Manugistics. In addition, the Company faces potential competition for the Logility Value Chain Solutions from (i) enterprise resource application software vendors such as SAP, PeopleSoft, JD Edwards, Oracle and Baan, each of which currently offers sophisticated ERP solutions that currently or may in the future incorporate supply chain management modules or advanced planning and scheduling software;
(ii) internal development efforts by corporate information technology departments; (iii) smaller independent companies that have developed, or are attempting to develop, value chain management software that compete with the Company's software solution; and (iv) other business application software vendors that may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of value chain management software.

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

   The Company has relicensed and expects in the future to relicense certain software that it licenses from third parties for use in connection with the Company's products. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms, if at all. The termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in the Companys ability to ship certain of its products while it seeks to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Further, any such delay, to the extent it becomes extended, could result in a material adverse effect on the Company's results of operations.

Employees

   As of April 30, 1999, the Company had 170 full-time employees, consisting of 36 in sales and marketing, 57 in product development, 75 in customer support and implementation services and 2 in administration and finance. In addition, the Company shares a number of administrative and finance personnel with American Software. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes its employee relations are good.

Risk Factors

   The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section and the preceding sections list some, but not all, of the risks and uncertainties, that may have a material adverse effect on the Company's business, operating results or financial condition. This section should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the audited Combined Financial Statements and Notes thereto for the three years ended April 30, 1999, 1998 and 1997 and the "Forward Looking Statements" section contained elsewhere in this Annual Report on Form 10-K.

   Continuing Reliance on American Software. Because the Company has historically operated as a division of American Software, until 1997 it received substantially all of its financial, accounting, marketing and management services from American Software. The Company and American Software have entered into an agreement whereby American Software has agreed to act as a sales and marketing agent for the Company. The Company expects that it will continue to rely on this sales and marketing relationship with American Software as well as the financial, accounting and management services provided by American Software. The Company's business, operating results and financial condition may be adversely affected by a reduction or discontinuation of services from American Software.

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

   The Company's software products revenues are also difficult to forecast because the market for business application software products is rapidly evolving, and the Company's sales cycles vary substantially from customer to customer. Because the licensing of the Company's products generally involves a significant capital expenditure by the customer, the Company's sales process is subject to the delays and lengthy approval processes that are typically involved in such expenditures. In addition, the Company expects that sales derived through indirect channels, the timing of which is harder to predict than for direct sales because there is less direct contact with the prospective customer, will increase as a percentage of total revenues. For these and other reasons, the sales cycle associated with the licensing of the Company's products varies substantially from customer to customer and typically lasts between four and six months. During that time the Company might devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and might experience a number of significant delays, over which the Company has no control.

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

   Management of Growth. The Company is expecting a period of significant growth in revenues which may place a significant strain upon its management systems and resources. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis. In order to maintain its ability to grow in the future, the Company will be required to significantly increase the total number of employees and to train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

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

   Rapid Technological Change and New Products. The market for the Company's software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to continue to enhance its current product line, to maintain and extend compatibility with leading ERP systems and with widely used hardware and operating system platforms, and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. The introduction of products using new technologies and the emergence of new industry standards could render the Company's existing products, and products currently under development, obsolete and unmarketable. In addition, there are special risks associated with products, such as the Demand Chain Voyager and Logility Voyager XPS modules, that must comply with rapidly changing Internet standards. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost-effective basis, fully functional product enhancements or new products that respond to technological advances by others, or that its new products will achieve market acceptance. The Company's failure to successfully develop and market product enhancements or new products could have a material adverse effect on the Company's business, operating results and financial condition.

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

   The Company may encounter product development delays in the future and, despite testing by the Company, there may be errors in new products or product enhancements after commencement of commercial shipments. Either of these problems could result in damage to the Company's reputation, loss of revenue, loss of market share, delay in market acceptance or warranty claims, any of which could have a material adverse effect upon the Company's business, results of operations and financial condition. Although the Company generally attempts to limit by contract its exposure to incidental and consequential damages, if a court failed to enforce the liability limiting provisions of the Company's contracts for any reason, or if liabilities arose which were not effectively limited, the Company's business, results of operations and financial condition could be materially and adversely affected.

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

   Implementation of i-Commerce Strategy. The Company intends to devote significant resources to the implementation of its i-Commerce strategy. Expanding the number of business processes that can be executed via intranets, extranets and the Internet is a key component of the i-Commerce strategy. Because of the special risks associated with developing and marketing products intended for this market segment noted in "Rapid Technological Change and New Products" above, there can be no assurance that the Company will be successful in the implementation of its i-Commerce strategy.

   Dependence upon Successful Expansion of Marketing, Sales, Support and Service Organizations. Many of the personnel in the Company's marketing, sales, support and service organizations have been employed by the Company for less than two years, particularly those in the sales and marketing organizations. The Company's future success depends upon the successful expansion of these organizations and its ability to establish indirect distribution channels, including resellers, systems solution vendors, application software vendors and systems integrators. The Company currently plans to expand its direct sales force, to develop additional indirect distribution channels and to expand its customer service and support organizations. Although the Company believes that such initiatives ultimately will improve the Company's operating results, to the extent related expenditures are incurred and revenues do not correspondingly increase the Company's operating results may be materially and adversely affected. There can be no assurance that these steps will be successful. Further, competition for experienced and effective sales personnel in the software industry has increased substantially and continues to increase, making expansion of a sales organization more difficult and expensive. If the Company is unable to expand its marketing, sales, support and service organizations and develop additional distribution channels on a timely basis, the Company's business, operating results and financial condition could be materially and adversely affected.

   International Operations. The Company derived approximately 14%, 9%, and 12% of its total revenues from international sales in the fiscal years ended April 30, 1999, 1998 and 1997, respectively. The Company believes that continued growth and profitability will require increased international sales. The Company must establish additional foreign operations and hire additional personnel, as well as expand its indirect sales channels in markets outside North America. To the extent that the Company is unable to do so in a timely and effective manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, even if international operations are successfully expanded, there can be no assurance that the Company will be able to maintain or increase international market demand for its products or that such operations will be profitable.

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

Year 2000 Readiness Disclosure

   The Company has reviewed and continues to evaluate any potential Year 2000 readiness issues relating to its corporate infrastructure and to the software products that it licenses to customers. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 readiness program to be completed by the Year 2000.

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

   Software products as complex as those offered by the Company might contain undetected errors or failures when first introduced or when new versions are released, including products believed to be Year 2000 ready. While the Company believes that it has assessed, corrected and tested its products to address the Year 2000 issue, there can be no assurance that the Company's software products contain or will contain all necessary date code changes or that errors will not be found in new products or product enhancements after commercial release, resulting in loss of or delay in market acceptance. In addition, the Company might experience difficulties that could delay or prevent the continued successful development and release of products that are Year 2000 compliant or that meet the Year 2000 requirements of customers. If the Company is unable or is delayed in its efforts to make the necessary date code changes, there could be a material adverse effect upon the Company's business, operating results, financial condition and cash flows.

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

   The Company utilizes third-party vendor equipment, telecommunication products and software products that may or may not be Year 2000 ready. Although the Company has taken and continues to take steps to address the impact, if any, of the Year 2000 compliance issue surrounding such third-party products, failure of any critical technology components to be Year 2000 ready may have a material adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

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

   Forward-looking statements contained in this Year 2000 Readiness Discussion should be read in conjunction with the Company's disclosure below under the heading of Forward Looking Statements.

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

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's Common Shares are listed on the NASDAQ Stock Market--National Market under the symbol LGTY. As of July 9, 1999, there were approximately 1,650 shareholders which hold their stock in nominee or "street" names through various brokerage firms. The table below presents the high and low sales for Logility, Inc. common stock as reported by NASDAQ, for each of the quarters since the Company went public in October 1997:

      Fiscal Year 1999                                        High      Low
      ----------------                                        ----      ---
      First Quarter.......................................... $12 1/4   $6 3/8
      Second Quarter......................................... $ 7 1/8   $2 7/16
      Third Quarter.......................................... $ 6 1/2   $2 1/2
      Fourth Quarter......................................... $ 6 1/4   $3 3/8
      Fiscal Year 1998                                        High      Low
      ----------------                                        ----      ---
      Second Quarter......................................... $17 11/16 $13
      Third Quarter.......................................... $15 7/8   $9 15/16
      Fourth Quarter......................................... $13 3/4   $7 5/8

Dividends

   The Company has not paid any dividends since its initial public offering. The payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Transfer Agent

  Equiserve Trust Company, N.A.
  P.O. Box 8217
  Boston, MA 02266-8217
  1-800-633-4236
  www.equiserve.com

   Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

   The following firms make a market in the common shares of Logility:

  Bank of America Securities LLC
  Cowen & Company
  Herzog, Heine, Geduld, Inc.
  IJL Wachovia Securities, Inc.
  Knight Securities LP
  Mayer & Schweitzer, Inc.
  The Robinson-Humphrey Company, Inc.
  Spear, Leeds & Kellogg Capital
  USCC Trading (Divison of Fleet Securities Inc.)

Item 6. Selected Combined Financial Data

   The selected combined financial data presented below for the years ended April 30, 1999, 1998, 1997, 1996 and 1995 are derived from the audited combined financial statements of the Company.

                                            Years Ended April 30,
                                   ------------------------------------------
                                    1999     1998    1997     1996     1995
                                   -------  ------- -------  -------  -------
                                               (in thousands)
Combined Statements of Operations
 Data:
Revenues:
  Licenses........................ $11,384  $20,138 $12,359  $10,700  $ 5,767
  Maintenance.....................   7,967    7,167   5,051    3,797    2,628
  Services........................   7,666    7,357   4,414    2,136    1,815
                                   -------  ------- -------  -------  -------
    Total revenues................  27,017   34,662  21,824   16,633   10,210
                                   =======  ======= =======  =======  =======
Cost of Revenues:
  Licenses........................   4,433    5,299   3,970    4,016    2,184
  Maintenance.....................   2,194    1,582   1,219      876      624
  Services........................   3,468    3,683   1,969    1,131    1,030
                                   -------  ------- -------  -------  -------
    Total cost of revenues........  10,095   10,564   7,158    6,023    3,838
                                   =======  ======= =======  =======  =======
Gross margin......................  16,922   24,098  14,666   10,610    6,372
                                   =======  ======= =======  =======  =======
Operating expenses:
  Research and development........   6,165    5,592   3,484    1,452    1,168
  Sales and marketing.............  14,507   13,676  10,628    9,892    6,295
  General and administrative......   4,302    3,111   2,508    2,140    2,155
  Charge for asset impairment.....   1,230       --      --       --       --
                                   -------  ------- -------  -------  -------
    Total operating expenses......  26,204   22,379  16,620   13,484    9,618
                                   =======  ======= =======  =======  =======
Operating income (loss)...........  (9,282)   1,719  (1,954)  (2,874)  (3,246)
Other income, net.................   1,274      863      --       --       --
                                   -------  ------- -------  -------  -------
Income (loss) before income
 taxes............................  (8,008)   2,582  (1,954)  (2,874)  (3,246)
Income tax expense................     100       --      --       --       --
Net income (loss)................. $(8,108) $ 2,582 $(1,954) $(2,874) $(3,246)
                                   =======  ======= =======  =======  =======
Net income (loss) per common
 share--basic and diluted......... $ (0.60) $  0.20 $ (0.17) $ (0.25) $ (0.29)
                                   =======  ======= =======  =======  =======
Weighted average common shares--
 Diluted..........................  13,486   12,676  11,300   11,300   11,300
                                   =======  ======= =======  =======  =======
                                               As of April 30,
                                   ------------------------------------------
                                    1999     1998    1997     1996     1995
                                   -------  ------- -------  -------  -------
                                               (in thousands)
Combined Balance Sheet Data:
  Cash and cash equivalents....... $ 9,695  $ 1,006 $   732  $    13  $    66
  Investments, short-term.........  14,024   29,559      --       --       --
  Working capital.................  22,814   33,006     557    1,223   (1,705)
  Total assets....................  40,678   50,830  16,367   14,170   10,081
  Total shareholders' equity......  29,468   39,237   6,668    7,224    6,302

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

   Until 1997, the Company conducted its business and operations as three separate business units of American Software: a supply chain planning software group, a warehouse management software group and a transportation management software group. Effective January 1997, American Software transferred substantially all of the business, operations (including research and development), assets and associated liabilities of its Supply Chain Planning division to the Company. Effective August 1997, American Software transferred to the Company the WarehousePRO software and substantially all associated operations, assets and liabilities. Effective August 1997, American Software's wholly owned subsidiary, Distribution Sciences, Inc., was merged into the Company, transferring its business, operations, assets and liabilities, including the Transportation Planning and Transportation Management software, to the Company. The Company's financial statements included herein present the combined assets, liabilities and results of operations for the three business units for all periods.

   Prior to August 1, 1997 (except for the Tax Sharing Agreement, which was effective January 23, 1997), American Software provided marketing services, employees, and office space to the Company, allowed the Company to participate in insurance coverage and benefit plans, and provided certain other administrative services to the Company. The combined statements of operations include the allocation of these expenses incurred by American Software to the Company based on percentage of license fees, specific identification, direct labor hours, head count, product license fees to total license fees, and square footage of leased properties. Management believes the methods of allocation are reasonable. Effective August 1, 1997 (except for the Tax Sharing Agreement, which was effective January 23, 1997), the Company entered into certain contractual arrangements with American Software.

   The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition. License revenues in connection with license agreements for standard proprietary and tailored software are recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific evidence exists to allocate the total fee to all elements of the arrangement. Maintenance fees are generally billed annually in advance and the resulting revenues are recognized ratably over the term of the maintenance agreement. Revenues derived from services primarily include consulting, implementation, and training. Fees are billed under both time and materials and fixed fee arrangements and are recognized as services are performed. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenues are recognized.

   The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 1999 and the percentage increases and decreases in those items for the years ended April 30, 1999 and 1998:

Percentage of total revenues         1999   1998  1997   1999 vs 1998 1998 vs 1997
----------------------------         ----   ----  ----   ------------ ------------
Revenues:
  License fees......................  42 %   58%   57 %      (43)%         63%
  Maintenance.......................  30     21    23         11           42
  Services..........................  28     21    20          4           67
                                     ---    ---   ---        ---          ---
    Total revenues.................. 100    100   100        (22)          59
                                     ===    ===   ===        ===          ===
Cost of revenues:
  License fees......................  16     15    18        (16)          33
  Maintenance.......................   8      4     6         39           30
  Services..........................  13     11     9         (6)          87
                                     ---    ---   ---        ---          ---
    Total cost of revenues..........  37     30    33         (4)          48
                                     ===    ===   ===        ===          ===
Gross margin........................  63     70    67        (30)          64
                                     ---    ---   ---        ---          ---
Operating expenses
  Research and development, net.....  23     16    16         10           61
  Sales and marketing...............  54     40    49          6           29
  General and administrative........  16      9    11         38           24
  Charge for asset impairment.......   5     --    --         nm           --
                                     ---    ---   ---        ---          ---
    Total operating expenses........  98     65    76         17           35
Operating income (loss)............. (35)     5    (9)        nm           nm
Other income, net...................   5      2    --         nm           nm
                                     ---    ---   ---        ---          ---
Income (loss) before income taxes... (30)     7    (9)        nm           nm
Income tax expense..................  --     --    --         nm           nm
                                     ---    ---   ---        ---          ---
Net income (loss)....................(30)%    7%   (9)%       nm           nm
                                     ===    ===   ===        ===          ===

--------
nm-not meaningful

General Market Conditions:

   Beginning in 1998, many application software companies began to experience slowdowns in the sales of their software products. These companies, as well as industry experts, have identified the following factors as contributors to this slowdown in the buying market:

  . Significant financial commitments devoted to Year 2000 readiness, which have led to limited discretionary financial resources available for the purchase of software products such as the Company's.

  . Weakness in the overall global economy, which has affected certain customers' businesses and their buying tendencies.

  . Public announcements by large Enterprise Resource Planning (ERP) software vendors regarding plans for introduction of new products within the Company's target markets which have led to confusion and indecision by prospective buyers.

   The Company believes these factors, as well as possibly others, have to some degree contributed to the Company's reduced revenues in fiscal 1999, particularly in the area of software license fees.

   As a result of the adverse market conditions previously noted, the Company took several steps in the second quarter of fiscal 1999 to reduce its expense structure in an attempt to return to operating profitability as soon as possible. These steps included reducing the Company's direct sales force in order to improve sales effectiveness through the use of the Company's most productive sales executives. Additionally, the Company reduced other operating expenses, mainly sales and marketing expenditures, during the latter portion of the Company's second fiscal quarter.

   In the second half of the year ended April 30, 1999, total revenues increased 28% to $15.2 million, from $11.9 million for the first half of the year. License fee revenues increased 63%, to $7.1 million from $4.3 million, while maintenance revenues increased 10%, to $4.2 million from $3.8 million, and services revenues increased 6%, to $3.9 million from $3.7 million. For the same periods, operating income rose to $222,000 from a loss of $9.5 million, while net income increased to $665,000 from a loss of $8.8 million. The Company believes it continues to realize results from the measures taken previously to utilize its sales force in a more focused and efficient manner, and to manage its overall cost structure.

Years Ended April 30, 1999 and 1998:

 Revenues:

   The Company's total revenues decreased 22% to $27.0 million from $34.7 million for the prior year. This decrease was largely due to a reduction in the Company's product sales in the first half of the fiscal year, partially offset by improved sales in the last half of the fiscal year as well as an increase in implementation and training services. International revenues represented approximately 14% of total revenues in the year ended April 30, 1999 compared to 9% in 1998.

   Licenses. License fee revenues decreased 43% to $11.4 million from a year ago. The Company believes that in the first half of the fiscal year, several of its potential customers continued to delay purchase decisions due to a variety of factors, including concern over global economic conditions and limited resources due to the allocation of resources to Year 2000 system projects. The direct sales channel provided approximately 83% of the license fee revenues for fiscal 1999, compared to 65% for the prior year. This increase was due to better opportunities available to the Company to sell through its direct channel. The Company's indirect sales channel is principally through American Software.

   Maintenance. Maintenance revenues increased 11% to $8.0 million from a year ago, due to an increase in the installed base of customers. Maintenance revenues are directly related to license fee revenues, since new licenses are the potential source of new maintenance customers.

   Services. Services revenues increased 4% to $7.7 million from a year ago as a result of the increased utilization of the Company's implementation and training services, which in turn resulted from the growth in the Company's customer base.

 Gross Margin:

   Total gross margin in 1999 was 63% compared to 70% a year ago. This decrease was largely due to the reduced margin from license fee revenues, which fell to 61% from 74% a year ago. The decreased margin was attributable to the drop in license fee revenues for the year which, because of a relatively high fixed license fees cost component, resulted in a lower incremental gross margin. The gross margin on maintenance revenues decreased to 72% compared to 78% a year ago. The gross margin on services revenues increased to 55% compared to 50% in 1998 due to a number of fixed-fee services contracts relating to customer system modifications in the third quarter.

  Operating Expenses:

   Research and Development. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                             Years Ended
                                                     -------------------------------
                                                     April 30,   Percent   April 30,
                                                       1999      Change      1998
                                                     ---------   -------   ---------
                                                           (in thousands)
Gross product development costs...................... $10,117      15%      $8,761
Percentage of total revenues ........................      37%                  25%
Less: capitalized development........................  (3,952)     25%      (3,169)
Percentage of gross prod. dev. costs ................      39%                  36%
Product development expenses ........................ $ 6,165      10%      $5,592
Percentage of total revenues ........................      23%                  16%

   Gross product development costs increased 15% in 1999 compared to a year ago as a result of the Company's continued investment in new product development. Capitalized development increased as well, growing 25% from a year ago, while the rate of capitalized development increased slightly to 39% from 36% a year ago. Product development expenses, as a percentage of total revenues, rose to 23%, while net product development expenses increased 10% as the Company continued to invest in new product development.

   Sales and Marketing. Sales and marketing expenses rose 6% from a year ago. As a percentage of total revenues, sales and marketing expenses were 54% for the year compared to 40% for 1998. This increase was due to a decrease in overall revenues, as well as increased sales and marketing expenditures. Increased sales and marketing expenditures were mainly due to increased staffing over a year ago, particularly in the areas of international sales and increased trade show marketing commitments.

   General and Administrative. General and administrative expenses increased 38% to approximately $4.3 million from a year ago, mainly as a result of the Company's growth in the number of employees and the resulting growth in administrative costs. General and administrative expenses as a percentage of total revenues increased to 16% from 9% during the same period.

  Other Income:

   Other income is principally comprised of investment earnings from the net proceeds of the Company's initial public offering. The Company's investments are generally short term in nature. In fiscal 1999, the Company generated a yield of approximately 5.1% on its investments, compared to approximately 5.5% in fiscal 1998.

  Income Taxes:

   In accordance with FASB Statement No. 109 "Accounting for Income Taxes", the Company was required to apply a separate company approach in calculating its income tax provision. The Company's Tax Sharing Agreement with American Software does not allow the Company to utilize its net operating loss carryforwards. Income taxes in fiscal 1999 were related to state income tax obligations.

  Subsequent Event--Significant Sale Closed:

   Subsequent to the Company's fiscal year end of April 30, 1999, the Company closed the sale of the largest software licensing transaction in its history, with license fee revenue totaling over $3.0 million. The transaction was with ConAgra Inc., a NYSE-listed corporation and one of the world's largest agribusiness companies.

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

   Licenses. License fee revenues increased 63% to $20.1 million for the prior year, primarily as a result of successful sales efforts by the Company's direct sales force. The direct sales channel provided approximately 65% of the license fee revenues for the year. The Company's indirect sales channel is principally through American Software.

   Maintenance. Maintenance revenues increased 42% to $7.2 million for the prior year, due to an increase in the installed base of customers. Maintenance revenues are directly related to license fee revenues, since new licenses are the potential source of new maintenance customers.

   Services. Services revenues increased 67% to $7.4 million for the prior year as a result of the increased utilization of the Company's implementation and training services, which in turn resulted from the growth in the Company's customer base.

 Gross Margin:

   Total gross margin in fiscal year 1998 was 70% compared to 67% for fiscal 1997. This increase was largely due to the expanded margin from license fee revenues, which grew to 74% from 68% for the prior year. The expanded margin was attributable to the significant rise in license fee revenues which, because of a relatively high fixed license fees cost component, resulted in a higher incremental gross margin. The gross margin on maintenance revenues increased slightly to 78% compared to 76% for the prior year. The gross margin on services revenues decreased to 50% compared to 55% in fiscal 1997 due to a decrease in the utilization rate of the service staff particularly in one portion of the Company's business in the third quarter in fiscal 1998. In addition, the Company invested heavily in completing service implementation work on one large customer in the third and fourth quarters of fiscal 1998 in anticipation of additional service projects for prospective customers in a similar industry.

 Operating Expenses:

   Research and Development. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                        Years Ended
                                                 ---------------------------
                                                 April 30, Percent April 30,
                                                   1998    Change    1997
                                                 --------- ------- ---------
                                                       (in thousands)
Gross product development costs.................  $8,761      40%   $ 6,279
Percentage of total revenues....................      25%                29%
Less: capitalized development...................  (3,169)     13%   ( 2,795)
Percentage of gross prod. dev. costs............      36%                45%
Product development expenses....................  $5,592      61%   $ 3,484
Percentage of total revenues....................      16%                16%

   Gross product development costs increased 40% in fiscal 1998 compared to the prior year as a result of the Company's continued investment in new product development. Capitalized development increased as well, growing 13% from the prior year, while the rate of capitalized development decreased to 36% from 45% in the prior year. Product development expenses, as a percentage of total revenues, remained comparable at 16% although the Company's net product development expenses increased 61% as the Company continued its investment in new product development.

   Sales and Marketing. Sales and marketing expenses rose 29% from the prior year as a result of increased license fees and an increased sales force. As a percentage of total revenues, sales and marketing expenses were 40% for 1998 compared to 49% for 1997. An increase in the productivity of the Company's sales force was the primary cause of this decrease. Previously, the Company shared its sales force with American Software. The mix of revenues generated between the direct and indirect (mainly American Software) sales channels also contributed to the decrease in the cost of sales and marketing as a percentage of total revenues. For sales generated from the direct sales force, the Company generally incurs sales commissions which are substantially lower than those charged by the indirect channel. As a result, when the Company increases its revenues generated from its direct sales force, as it did in fiscal 1998, the Company achieves expense leverage.

   General and Administrative. General and administrative expenses increased 24% to approximately $3.1 million from the prior year, mainly as a result of the Company's growth in the number of employees and the resulting growth in administrative costs. General and administrative expenses as a percentage of total revenues decreased to 9% from 11% during the same period.

 Liquidity, Capital Resources and Financial Condition:

   By November 6, 1997, the Company had completed its initial public offering, in which the Company received aggregate net proceeds of approximately $33.2 million after deducting underwriting discounts and offering expenses.

   The Company's operating activities provided cash of approximately $363,000 in the year ended April 30, 1999, compared to approximately $3.6 million in the same period of the prior year. The cash provided by operations during the year ended April 30, 1999 was primarily attributable to non-cash depreciation and amortization expense of $3.9 million, a decrease in accounts receivable of $3.4 million, the non-cash portion of the software development cost write-off of $1.2 million, an increase in deferred revenues of approximately $553,000, and a decrease in prepaid expenses and other current assets of approximately $320,000. This was partially offset by an decrease in accounts payable and amount due to American Software of $1.1 million. Cash provided by operations during the prior year totaled $3.6 million, resulting from net income of $2.6 million, non-cash depreciation and amortization expense of $4.7 million, an increase in deferred revenues of approximately $271,000 and a net increase in accounts payable, accrued costs and other current liabilities of $950,000, which were partially offset by an increase in accounts receivable of $4.2 million and an increase in other assets of approximately $613,000.

   Cash provided by (used in) in investing activities was approximately $10.0 million and ($34.1 million) for the years ended April 30, 1999 and 1998, respectively. In Fiscal 1999, cash was provided primarily by the maturity of investments. In the prior year, the majority of the cash was used for investments and computer software development costs.

   Cash used in financing activities for the year ended April 30, 1999 totaled $1.7 million, used primarily for the Company's repurchase of 205,500 shares of its common stock. For the prior year, cash provided by financing activities was approximately $30.8 million, due primarily to the net proceeds received from the issuance of common stock in the initial public offering. Also in fiscal 1998 the Company repurchased 205,300 shares of its common stock for approximately $1.9 million. Days sales outstanding in accounts receivable were 90 days as of April 30, 1999, compared to 94 days as of April 30, 1998. This reduction was the result of improved collection efforts by the Company.

   The Company's current ratio on April 30, 1999, was 3.6 to 1 and the Company has no long-term debt. The Company believes that its sources of liquidity and capital resources will be sufficient to satisfy its cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. The Company does not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to the Company. If available, such financing may result in further dilution to the Company's shareholders and higher interest expense.

   On December 15, 1997, Logility, Inc.'s Board of Directors approved a resolution authorizing the Company to repurchase up to 350,000 shares of the Company's common stock through open market purchases at prevailing market prices. The Company completed this repurchase plan in November 1998. In November 1998 the Company adopted an additional repurchase plan for up to 800,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility's common stock and management's assessment of the Company's liquidity and cash flow needs. For both plans, through July 9, 1999, the Company had purchased a cumulative total of 431,800 shares at a total cost of $3.6 million.

 Recent Accounting Pronouncements:

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will be effective for the Company beginning June 15, 2000. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company has not invested in derivative instruments nor participated in hedging activities and therefore does not anticipate there will be a material impact on the results of operations or financial position from Statement No. 133.

   In December 1998, the AICPA issued SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. This SOP amends SOP No. 97-2 to, among other matters, require recognition of revenue using the "residual method" in circumstances outlined in the SOP. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP No. 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP No. 98-9 is effective for fiscal years beginning after March 15, 1999. The Company does not believe that the adoption of SOP No. 98-9 will have a material effect on its revenue recognition.

 Forward-looking Statements:

   It should be noted that this discussion contains forward-looking statements, which are subject to substantial risks and uncertainties. A variety of factors could cause the Company's actual results to differ materially from those anticipated by statements made herein. The timing of releases of the Company's software products can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. Other factors include changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could affect the future performance of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Foreign Currency. For the year ended April 30, 1999, the Company generated 14% of its revenues outside the United States. International sales usually are made by the Company's foreign subsidiaries and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies.

   Interest rates. The Company manages its interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by the Company's Board of Directors. These instruments are denominated in U.S. dollars. The fair value of securities held at April 30, 1999 was approximately $14.0 million.

   The Company also holds cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency.

   Many of the Company's investments carry a degree of interest rate risk. When interest rates fall, the Company's income from investments in variable-rate securities declines. When interest rates rise, the fair market value of the Company's investments in fixed-rate securities declines. The Company attempts to mitigate risk by holding fixed-rate securities to maturity, but should its liquidity needs force it to sell fixed-rate securities period to maturity, the Company may experience a loss of principal.

Item 8. Financial Statements and Supplementary Data

   The information required by this item is included in Part IV Item 14 (a) (1) and (2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of Registrant

   The information relating to the members of the Board of Directors of the Company is set forth in the Caption "Election of Directors and Information Regarding Directors" in the Company's 1999 Proxy Statement (the "Proxy Statement"), which information is incorporated herein by reference.

   The executive officers of the Company are as follows:

Name                       Age                     Position
----                       ---                     --------
J. Michael Edenfield......  41 Chief Executive Officer, President and Director
James M. Modak............  42 Chief Financial Officer and Senior Vice President
Larry R. Olin.............  47 Vice President--Sales, The Americas
Donald L. Thomas..........  52 Vice President--Customer Service
Andrew G. White...........  34 Vice President--Product Strategy

   J. Michael Edenfield has served as a Director and as President and Chief Executive Officer of the Company since January 1997. He also serves as a Director of INSIGHT, Inc., in which the Company owns a minority interest. In addition, he serves as Executive Vice President of American Software, Inc., a position he has held since June 1994. From June 1994 to October 1997, Mr. Edenfield served as Chief Operating Officer of American Software, Inc., and American Software USA, Inc. Prior to June 1994, Mr. Edenfield served in the following positions with American Software USA, Inc.: Senior Vice President of North American Sales and Marketing from July 1993 to June 1994, Senior Vice President of North American Sales from August 1992 to July 1993, Group Vice President from May 1991 to August 1992 and Regional Vice President from May 1987 to May 1991. Mr. Edenfield holds a Bachelor of Industrial Management degree from the Georgia Institute of Technology. Mr. Edenfield is the son of James C. Edenfield, Chairman of the Board of Directors of the Company.

   James M. Modak has served as Chief Financial Officer and Senior Vice President of the Company since August 1997. Commencing June, 1999, he also serves as Chief Financial Officer and Senior Vice President of American Software, Inc. From January 1996 to July 1997, Mr. Modak served as Senior Vice President--Finance of Total System Services, Inc., a New York Stock Exchange-listed credit card processing company. From September 1993 to January 1996, Mr. Modak served as Senior Vice President--Financial Analysis of First Financial Management Corp., a financial services processing company. From February 1993 to August 1993 he was Chief Financial Officer of Shop N Chek, a quality service provider for the retail industry. From July 1991 to February 1993, Mr. Modak was Senior Vice President--Controller of DF Southeastern, Inc., a savings bank holding company. From 1979 to 1991 he was a CPA with KPMG Peat Marwick. Mr. Modak is a Certified Public Accountant with a Bachelor of Business Administration degree from the University of Notre Dame.

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

   Donald L. Thomas has served as Vice President, Customer Service of the Company since January 1997. From October 1976 to January 1997, he served in a variety of positions with American Software, most recently as Vice President, Customer Service of the Supply Chain Planning division of American Software USA, Inc. He holds a degree in Industrial Engineering from Auburn University.

   Andrew G. White has served as Vice President of Product Strategy of the Company since March 1998. From January 1997 to March 1998, he served as Vice President of Research and Development. From March 1992 to January 1997, Mr. White was employed by American Software (UK) Ltd. He holds a Bachelor of Arts (Honors) degree in Economics from The Open University in the United Kingdom.

Item 11. Executive Compensation

   This information is set forth under the caption "Certain Information Regarding Executive Officers and Directors" in the Company's 1999 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Benefical Owners and Management

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

Tax Sharing Agreement

   The Company is included in American Software's federal consolidated income tax group, and the Company's federal income tax liability will be included in the consolidated federal income tax liability of American Software and its subsidiaries. The Company and American Software have entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") pursuant to which American Software, Inc. and the Company will make payments between them such that the amount of taxes to be paid by the Company, subject to certain adjustments, will be determined as though the Company were to file separate federal, state, and local income tax returns, rather than as a consolidated subsidiary of American Software. Pursuant to the Tax Sharing Agreement, under certain circumstances, the Company will be reimbursed for tax attributes that it generates after deconsolidation of Logility from the consolidated tax group of American Software Inc., such as net operating losses and loss carryforwards. Deconsolidation is effective if and when American Software's ownership of Logility falls below 80%. No such deconsolidation is in process currently. Such reimbursement, if any, will be made for utilization of the Company's losses only after such losses are utilized by American Software. For that purpose, all losses of American Software and its consolidated income tax group will be deemed utilized in the order in which they are recognized. The Company will pay American Software a fee intended to reimburse American Software for all direct and indirect costs and expenses incurred with respect to American Software's share of the overall costs and expense incurred by American Software with respect to tax related services.

Technology License Agreement

   American Software and the Company have entered into a Technology License Agreement (the "Technology License Agreement") pursuant to which the Company has granted American Software a non-exclusive, worldwide license to use, execute, reproduce, display, modify, and prepare derivatives of the Logility Value Chain Solutions product line, provided such license is limited to maintaining and supporting users that have licensed Logility Value Chain Solutions products from American Software. Pursuant to the Technology License Agreement, American Software and the Company are required to disclose to one another any and all enhancements and improvements which they may make or acquire in relation to a Logility Value Chain Solutions product, subject to confidentiality requirements imposed by third parties. The term of the Technology License Agreement is indefinite, although the Company may terminate the Technology License Agreement for cause, and American Software may terminate the Technology License Agreement at any time upon 60 days' prior written notice to the Company. Upon termination of the Technology License Agreement, all rights to Logility Value Chain Solutions products licensed by the Company to American Software revert to the Company, while all rights to enhancements and improvements made by American Software to Logility Value Chain Solutions products revert to American Software.

Marketing License Agreement

   American Software USA, Inc. ("USA"), a wholly-owned subsidiary of American Software, and the Company have entered into a Marketing License Agreement (the "Marketing License Agreement") pursuant to which USA has agreed to act as a non-exclusive marketing representative of the Company for the solicitation of license agreements relating to the Logility Value Chain Solutions product line. The Marketing License Agreement provides for the payment to USA of a commission equal to 30% (or 50% for affiliates of USA located in the United Kingdom and France if they carry out installation and provide first-line support services) of the net license revenue collected by the Company under license agreements for the Logility Value Chain Solutions product line with certain end-users who are also licensees of software products of American Software which are secured and forwarded to the Company by USA and accepted by the Company. The Marketing License Agreement has a five-year term, although the Company may terminate the Marketing License Agreement for cause, and either party may terminate the Marketing License Agreement at any time upon twelve months' prior written notice to the other party.

   See also the information set forth under the caption "Certain Information Regarding Executive Officers and Directors--Certain Transactions; Compensation Committee and Relationship to Company" in the Company's 1999 Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-k

   (a) The following documents are filed as part of this Form 10-K:

   1. The following combined financial statements of Logility, Inc. are filed as part of this Form 10-K on the pages indicated:

                                                                           Page
                                                                           ----
Combined Balance Sheets as of April 30, 1999 and 1998....................   35
Combined Statements of Operations for the Years ended April 30, 1999,
 1998, and 1997..........................................................   36
Combined Statements of Shareholders' Equity for the Years ended April 30,
 1999, 1998, and 1997....................................................   37
Combined Statements of Cash Flows for the Years ended April 30, 1999,
 1998, and 1997..........................................................   38
Notes to the Combined Financial Statements...............................   39
Independent Auditors' Report.............................................   50

   2. Combined financial statement schedule included in Part IV of this Form:

                                                                           Page
                                                                           ----
Schedule I --Valuation and Qualifying Accounts--for the three years ended
 April 30, 1999..........................................................   51
Independent Auditors' Report.............................................   52

All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

   3. Exhibits

   The following exhibits are filed herewith or incorporated herein by reference:

  3.1 The Company's Amended and Restated Articles of Incorporation, and amendments included as Exhibit 3.1 to the Company's Registration
      Statement No. 333-33385 on Form S-1 (the "S-1 Registration Statement") and incorporated herein by this reference.
  3.2 The Company's Amended and Restated By-Laws, included as Exhibit 3.1 to the S-1 Registration Statement and incorporated herein by this reference.
 10.1 1997 Stock Plan, Amended and Restated as of August 26, 1998, included as
      Exhibit 4.1 to the Company's Form S-8 Registration Statement No. 333-
      62531 and incorporated herein by this reference.
 10.2 Subsidiary Formation Agreement among the Company, American Software, and certain subsidiaries of American Software, as amended, included as
      Exhibit 10.3 to the S-1 Registration Statement, and incorporated herein by this reference.
 10.3 Merger Agreement between the Company and Distribution Sciences, Inc., included as Exhibit 10.4 to the S-1 Registration Statement, and incorporated herein by this reference.
 10.4 Services Agreement between the Company and American Software, included as
      Exhibit 10.5 to the S-1 Registration Statement, and incorporated herein by this reference.
 10.5 Facilities Agreement between the Company and American Software, included as Exhibit 10.6 to the
      S-1 Registration Statement, and incorporated herein by this reference.
 10.6 Tax Sharing Agreement between the Company and American Software, included as Exhibit 10.7 to the S-1 Registration Statement, and incorporated herein by this reference.
 10.7 Stock Option Agreement between the Company and American Software, included as Exhibit 10.8 to the S-1 Registration Statement, and incorporated herein by this reference.
 10.8 Technology License Agreement between the Company and American Software, as amended, included as Exhibit 10.9 to the S-1 Registration Statement, and incorporated herein by this reference.

 10.9 Marketing License Agreement between the Company and American Software, as amended, included as Exhibit 10.10 to the S-1 Registration Statement, and incorporated herein by this reference.
 10.10 Employment Agreement and Offer Letter from the Company to James M.
       Modak, included as Exhibit to the S-1 Registration Statement, and incorporated herein by this reference.
 10.11 Employee Stock Purchase Plan dated September 30, 1998, included as
       Exhibit 4.1 to the Company's Form S-8 Registration Statement No. 333-
       66773 and incorporated herein by this reference.
 11.1  Statement re: Computation of Per Share Earnings (Loss).
 23.1  Independent Auditors' Consent.
 27.1  Financial Data Schedule

    (b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the fourth quarter of the recently completed fiscal year.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

            Signature               Title                      Date
            ---------               -----                      ----

  /s/ J. Michael Edenfield     President, Chief
By: _________________________   Executive Officer
     J. Michael Edenfield

   /s/ James C. Edenfield      Chairman of the
By: _________________________   Board of Directors
      James C. Edenfield

    /s/ Parker H. Petit        Director
By: _________________________
       Parker H. Petit

    /s/ Dr. John A. White      Director
By: _________________________
       Dr. John A. White

    /s/ James M. Modak         Chief Financial
By: _________________________   Officer and Principal
       James M. Modak           Accounting Officer

                                 LOGILITY, INC.

                            Combined Balance Sheets
                       (In thousands, except share data)
                            April 30, 1999 and 1998

                                                                     1999     1998
                              Assets                               --------  ------
Current assets:
  Cash and cash equivalents....................................... $  9,695   1,006
  Investments.....................................................   14,024  29,559
  Trade accounts receivable, less allowance for doubtful accounts of $447 and $421 at April 30, 1999 and 1998, respectively:
    Billed........................................................    5,471   7,754
    Unbilled......................................................    1,931   3,040
  Prepaid expenses and other current assets.......................      444     731
                                                                   --------  ------
      Total current assets........................................   31,565  42,090
Furniture and equipment, less accumulated depreciation............    1,889   1,583
Intangible assets, less accumulated amortization..................    6,202   6,865
Other assets, net.................................................    1,022     292
                                                                   --------  ------
                                                                   $ 40,678  50,830
                                                                   ========  ======
               Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable................................................ $    990   1,144
  Accrued compensation and related costs..........................    1,827   1,436
  Other current liabilities.......................................    1,224   1,386
  Due to American Software, Inc...................................      --      961
  Deferred revenues...............................................    4,710   4,157
                                                                   --------  ------
      Total current liabilities...................................    8,751   9,084
  Deferred income taxes...........................................    2,459   2,509
                                                                   --------  ------
      Total liabilities...........................................   11,210  11,593
                                                                   --------  ------
Shareholders' equity:
  Preferred stock; 2,000,000 shares authorized; no shares issued..      --      --
  Common stock, no par value; 20,000,000 shares authorized;
   13,830,000 shares issued as of April 30, 1999 and 1998.........      --      --
  Additional paid-in capital......................................   43,187  43,187
  Accumulated deficit.............................................  (10,176) (2,068)
  Treasury stock, at cost: 410,800 and 205,300 shares as of
   April 30, 1999 and 1998, respectively..........................   (3,543) (1,882)
                                                                   --------  ------
      Total shareholders' equity..................................   29,468  39,237
Commitments and contingencies.....................................      --      --
                                                                   --------  ------
                                                                   $ 40,678  50,830
                                                                   ========  ======


            See accompanying notes to combined financial statements.

                                 LOGILITY, INC.

                       Combined Statements of Operations
                     (In thousands, except per share data)
                   Years ended April 30, 1999, 1998, and 1997

                                                        1999     1998   1997
                                                       -------  ------ ------
Revenues:
  License............................................. $11,384  20,138 12,359
  Maintenance.........................................   7,967   7,167  5,051
  Services............................................   7,666   7,357  4,414
                                                       -------  ------ ------
    Total revenues....................................  27,017  34,662 21,824
                                                       -------  ------ ------
Cost of revenues:
  License.............................................   4,433   5,299  3,970
  Maintenance.........................................   2,194   1,582  1,219
  Services............................................   3,468   3,683  1,969
                                                       -------  ------ ------
    Total cost of revenues............................  10,095  10,564  7,158
                                                       -------  ------ ------
    Gross margin......................................  16,922  24,098 14,666
Operating expenses:
  Research and development............................   6,165   5,592  3,484
  Sales and marketing.................................  14,507  13,676 10,628
  General and administrative..........................   4,302   3,111  2,508
  Charge for asset impairment.........................   1,230     --     --
                                                       -------  ------ ------
    Total operating expenses..........................  26,204  22,379 16,620
                                                       -------  ------ ------
    Operating income (loss)...........................  (9,282)  1,719 (1,954)
Other income, net.....................................   1,274     863     --
                                                       -------  ------ ------
    Income (loss) before income taxes.................  (8,008)  2,582 (1,954)
Income tax expense....................................     100     --     --
                                                       -------  ------ ------
    Net income (loss)................................. $(8,108)  2,582 (1,954)
                                                       =======  ====== ======
Basic and diluted net earnings (loss) per common
 share................................................ $ (0.60)   0.20  (0.17)
                                                       =======  ====== ======
Shares used in the calculation of net earnings (loss)
 per common share:
  Basic...............................................  13,486  12,671 11,300
                                                       =======  ====== ======
  Diluted.............................................  13,486  12,676 11,300
                                                       =======  ====== ======

            See accompanying notes to combined financial statements.

                                 LOGILITY, INC.

                  Combined Statements of Shareholders' Equity
                       (in thousands, except share data)
                     Years ended April 30, 1999, 1998, 1997

                            Common stock    Additional                                     Total
                          -----------------  paid-in   Divisional Accumulated Treasury shareholders'
                            Shares   Amount  capital     equity     deficit    stock      equity
                          ---------- ------ ---------- ---------- ----------- -------- -------------
Balance at April 30,
 1996...................         --  $ --      3,664      6,698      (3,138)      --       7,224
Contribution from
 (dividend to) American
 Software, Inc..........         --    --       (798)     2,196         --        --       1,398
Issuance of common stock
 in connection with
 formation..............  11,300,000   --      5,053     (5,053)        --        --         --
Net loss................         --    --        --      (1,970)         16       --      (1,954)
                          ---------- -----    ------     ------     -------    ------     ------
Balance at April 30,
 1997...................  11,300,000   --      7,919      1,871      (3,122)      --       6,668
Contribution from
 (dividend to) American
 Software, Inc..........         --    --        115       (346)        --        --        (231)
Proceeds from initial
 public offering........   2,530,000   --     33,152        --          --        --      33,152
Divisional equity
 contribution...........         --    --      2,001     (2,001)        --        --         --
Repurchase of 205,300
 common shares..........         --    --        --         --          --     (1,882)    (1,882)
Distribution to American
 Software, Inc. under
 Tax Sharing Agreement..         --    --        --         --       (1,052)      --      (1,052)
Net earnings............         --    --        --         476       2,106       --       2,582
                          ---------- -----    ------     ------     -------    ------     ------
Balance at April 30,
 1998...................  13,830,000   --     43,187        --       (2,068)   (1,882)    39,237
Repurchase of 205,500
 common shares..........         --    --        --         --          --     (1,661)    (1,661)
Net loss................         --    --        --         --       (8,108)      --      (8,108)
                          ---------- -----    ------     ------     -------    ------     ------
Balance at April 30,
 1999...................  13,830,000 $ --     43,187        --      (10,176)   (3,543)    29,468
                          ========== =====    ======     ======     =======    ======     ======


            See accompanying notes to combined financial statements.

                                 LOGILITY, INC.

                       Combined Statements of Cash Flows
                                 (In thousands)
                   Years ended April 30, 1999, 1998, and 1997

                                                       1999     1998     1997
                                                     --------  -------  ------
Cash flows from operating activities:
  Net income (loss)................................. $ (8,108)   2,582  (1,954)
  Adjustments to reconcile net income (loss) to net
   cash
   provided by operating activities:
    Depreciation and amortization...................    3,862    4,737   3,258
    Charge for asset impairment.....................    1,230      --      --
    (Increase) decrease in assets:
      Accounts receivable...........................    3,392   (4,214) (1,248)
      Prepaid expenses and other assets.............      320     (613)   (111)
    Increase (decrease) in liabilities:
      Accounts payable..............................     (154)    (122)  1,165
      Accrued liabilities...........................      229    1,072     647
      Deferred revenues.............................      553      271     933
      Due to American Software, Inc.................     (961)     (91)    --
                                                     --------  -------  ------
        Net cash provided by operating activities...      363    3,622   2,690
                                                     --------  -------  ------
Cash flows from investing activities:
  Additions to capitalized computer software
   development costs................................   (3,952)  (3,169) (2,795)
  Additions to purchased computer software costs....      (28)    (235)    (36)
  Purchases of furniture and equipment..............     (755)  (1,136)   (545)
  Purchase of minority investment in business.......     (763)     --      --
  Proceeds from maturities of investments...........   97,718      --      --
  Purchases of investments..........................  (82,183) (29,559)    --
                                                     --------  -------  ------
        Net cash provided by (used in) investing
         activities.................................   10,037  (34,099) (3,376)
                                                     --------  -------  ------
Cash flows from financing activities:
  Deferred income taxes resulting from Tax Sharing
   Agreement........................................      (50)    (288)      7
  Contributions from (dividends to) American
   Software, Inc....................................      --      (231)  1,398
  Proceeds from initial public offering.............      --    33,152     --
  Repurchases of common stock.......................   (1,661)  (1,882)    --
                                                     --------  -------  ------
        Net cash provided by (used in) financing
         activities.................................   (1,711)  30,751   1,405
                                                     --------  -------  ------
        Net increase in cash and cash equivalents...    8,689      274     719
Cash and cash equivalents at beginning of year......    1,006      732      13
                                                     ========  =======  ======
Cash and cash equivalents at end of year............ $  9,695    1,006     732
                                                     ========  =======  ======
Supplemental disclosure:
  Cash paid for income taxes........................ $    102      --      --
                                                     ========  =======  ======


            See accompanying notes to combined financial statements.

                                 LOGILITY, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                         April 30, 1999, 1998, and 1997

(1) Presentation and Summary of Significant Accounting Policies

 (a) Business and Presentation

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

   The Company is headquartered in Atlanta, Georgia, and is approximately an 84%-owned subsidiary of American Software, Inc. ("ASI"). Prior to the contribution of the following operations by ASI to the Company, the Company's operations consisted of the following divisions and subsidiary of ASI which were derived from ASI's consolidated financial statements: Supply Chain Planning and WarehousePRO divisions of ASI; and Distribution Sciences Inc., a wholly owned subsidiary of ASI. Effective January 23, 1997, in connection with the purchase of 11,300,000 shares of the common stock of the Company, ASI formally contributed its Supply Chain Planning division to the Company. Accordingly, divisional equity was reduced by $5,053,000 and that same amount was transferred to additional paid-in capital to reflect the contribution of the Supply Chain Planning division to the Company.

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

   The accompanying combined financial statements include the historical cost of the assets and liabilities and the results of operations of the Company's constituent businesses as reflected in ASI's consolidated financial statements. The Supply Chain Planning and WarehousePRO divisions required certain estimates and allocations which ASI believes approximate costs that relate to the Company's operations. Balance sheet amounts were generally derived based upon specific identification of assets and liabilities and certain allocations relating to the Supply Chain Planning division and WarehousePRO division. Since Distribution Sciences, Inc. was a separate business, no allocations were necessary, other than income taxes.

 (b) Revenue Recognition

   The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition.

   License. License revenues in connection with license agreements for standard proprietary and tailored software are recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific evidence exists to allocate the total fee to all elements of the arrangement.

                                 LOGILITY, INC.

                         April 30, 1999, 1998, and 1997


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

 (c) Cost of Revenues

   Cost of revenues for licenses include amortization of capitalized computer software development costs and purchased computer software costs, salaries and benefits, and royalties paid to third-party software vendors. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, and other personnel-related expenses.

 (d) Cash and Cash Equivalents

   The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

 (e) Investments

   Investments at April 30, 1999 consist of commercial paper and debt securities. The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). In accordance with SFAS No. 115, the Company has classified its investment portfolio as "held-to-maturity," and has accounted for these investments at amortized cost. Accordingly, no adjustment for unrealized holding gains or losses has been reflected in the Company's financial statements.

 (f) Furniture and Equipment

   Furniture and equipment are recorded at cost, less accumulated depreciation. Depreciation of computer and communications equipment and furniture and fixtures is calculated using the straight-line method based upon an estimated useful life of three to five years.

 (g) Intangible Assets

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

                                 LOGILITY, INC.

                         April 30, 1999, 1998, and 1997

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

   Total Expenditures, Amortization, and Write-offs. Total expenditures for capitalized computer software development costs, total research and development expense, total amortization of capitalized computer software development costs, total amortization of purchased computer software costs and write-off of capitalized computer software costs are as follows:

                                                          Years ended April 30,
                                                         ------------------------
                                                           1999     1998   1997
                                                         --------- --------------
                                                             (in thousands)
Total capitalized computer software development costs..  $   3,952  3,169  2,795
Total research and development expense.................      6,165  5,592  3,484
                                                         --------- ------ ------
Total research and development expense and capitalized
 computer software development costs...................  $  10,117  8,761  6,279
                                                         --------- ------ ------
Total amortization of capitalized computer software
 development costs.....................................  $   3,169  4,057  2,828
                                                         --------- ------ ------
Total amortization of purchased computer software
 costs.................................................  $     244    251    233
                                                         --------- ------ ------
Write-off of capitalized computer software costs as a
 result
 of net realizable value analysis......................  $   1,230    --     --
                                                         --------- ------ ------

 (h) Income Taxes

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

 (i) Use of Estimates

   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these combined financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

                                 LOGILITY, INC.

                         April 30, 1999, 1998, and 1997


 (j) Fair Value of Financial Instruments

   The Company uses financial instruments in the normal course of its business. The carrying values of cash equivalents, trade accounts receivable and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities. See note 2 for disclosures regarding the fair value of the Company's investments.

 (k) Stock Compensation Plans

   The Company has adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which encourages entities to recognize as compensation expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS
No. 123 allows entities to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense is recorded on the date of grant if the current market price of the underlying stock granted exceeds the exercise price. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures under the provisions of SFAS No. 123.

 (l) Impairment of Long-Lived Assets

   The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), which requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles held for sale, other than those related to discontinued operations, be reported at the lower of carrying amount or fair value less cost to sell.

 (m) Comprehensive Income

   On May 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. No statements of comprehensive income (loss) have been included in the accompanying combined financial statements since comprehensive income (loss) and net income (loss) presented in the accompanying combined statements of operations would be the same.

 (n) Net Earnings (Loss) Per Common Share

   On January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"), which prescribes the calculation methodology and financial reporting requirements for basic and diluted earnings per share. Basic earnings (loss) per common share available to common stockholders are based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share available to common stockholders are based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options. For the year ended April 30, 1999, options to purchase 555,446 shares of common stock were excluded from the computation of diluted earnings (loss) per share because they were antidilutive.

                                 LOGILITY, INC.

                         April 30, 1999, 1998, and 1997


 (o) Industry Segments

   On February 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates and manages its business in one segment, that being providing value chain management software solutions to participants along the value chain.

(2) Investments

   Investments, which are classified as held-to-maturity, consist of the following at April 30, 1999 and 1998 (in thousands):

                                      1999                       1998
                           -------------------------- --------------------------
                                           Unrealized
                           Carrying  Fair     gain    Carrying  Fair  Unrealized
                            value   value    (loss)    value   value     gain
                           -------- ------ ---------- -------- ------ ----------
Commercial paper.......... $  5,229  5,236      7      11,182  11,229     47
Corporate bonds...........    8,795  8,780    (15)     16,377  16,520    143
Other.....................      --     --     --        2,000   2,000    --
                           -------- ------    ---      ------  ------    ---
                           $ 14,024 14,016     (8)     29,559  29,741    190
                           ======== ======    ===      ======  ======    ===

   The maturity of all investments as of April 30, 1999 is within one year.

(3) Furniture and Equipment

   Furniture and equipment consist of the following at April 30, 1999 and 1998 (in thousands):

                                                                    1999   1998
                                                                   ------- -----
   Computer and communications equipment.......................... $ 2,780 2,205
   Furniture and fixtures.........................................     404   224
                                                                   ------- -----
                                                                     3,184 2,429
   Less accumulated depreciation..................................   1,295   846
                                                                   ------- -----
                                                                   $ 1,889 1,583
                                                                   ======= =====

(4) Intangible Assets

   Intangible assets consist of the following at April 30, 1999 and 1998 (in thousands):

                                                                   1999    1998
                                                                  ------- ------
   Capitalized computer software development costs............... $14,632 14,949
   Purchased computer software costs.............................   1,158  1,130
                                                                  ------- ------
                                                                   15,790 16,079
   Less accumulated amortization.................................   9,588  9,214
                                                                  ------- ------
                                                                  $ 6,202  6,865
                                                                  ======= ======

   During the year ended April 30, 1999, a charge of $1.23 million was recorded to write off certain capitalized software development costs, which mainly relate to legacy technology within the Company's warehouse management product line. These costs were determined to be unrecoverable based upon an evaluation of the net recoverable value of the related software products.

                                 LOGILITY, INC.

                         April 30, 1999, 1998, and 1997

(5) Purchase of Minority Investment in Business

   During the year ended April 30, 1999, the Company acquired 10% of the outstanding common stock of INSIGHT, INC., a leading provider of optimization technology for support chain modeling and logistics systems, for $763,000. The investment in INSIGHT, INC. is accounted for on the cost basis of accounting and is included in other assets.


(6) Income Taxes

   The Company is included in the consolidated Federal income tax return filed by ASI; however, the Company has provided for income taxes as if it were filing a separate income tax return.

   The Company's effective tax rate differs from the "expected" income tax expense (benefit) calculated by applying the Federal statutory rate of 34% to earnings (loss) before income taxes as follows:

                                                      Years ended April 30,
                                                      --------------------------
                                                        1999     1998    1997
                                                      --------  -------  -------
                                                          (in thousands)
Computed "expected" income tax expense (benefit)..... $ (2,723)     878   (664)
Increase (decrease) in income taxes resulting from:
  State income taxes, net of Federal income tax
   effect............................................       66      102    (78)
  Change in the beginning-of-year balance of the
   valuation allowance for deferred tax assets.......    2,872   (1,045)   719
  Other, net.........................................     (115)      65     23
                                                      --------  -------  -----
                                                      $    100      --     --
                                                      ========  =======  =====

   The significant components of deferred income tax expense (benefit) attributable to earnings (loss) before income taxes for the years ended April
30, 1999, 1998, and 1997, are as follows:

                                                      Years ended April 30,
                                                      --------------------------
                                                        1999     1998    1997
                                                      --------  -------  -------
                                                          (in thousands)
Deferred income tax expense (benefit)................ $ (2,872)   1,045   (719)
  Increase (decrease) in beginning-of-year balance of
     the valuation allowance for deferred tax
     assets..........................................    2,872   (1,045)   719
                                                      --------  -------  -----
                                                      $    --       --     --
                                                      ========  =======  =====

                                 LOGILITY, INC.

                         April 30, 1999, 1998, and 1997


   The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities computed on a separate return basis and before consideration of the Company's Tax Sharing Agreement with ASI at April 30, 1999 and 1998 are presented as follows:

                                                                Years ended
                                                                 April 30,
                                                                -----------
                                                                1999  1998
                                                                ----- -----
                                                                (in thousands)
Deferred income tax assets:
  Compensated absences and other expenses, due to accrual
   for financial reporting purposes............................ $ 249   292
  Accounts receivable, due to allowance for doubtful accounts..   170   160
  Net operating loss carryforwards............................. 6,838 3,983
    Total gross deferred income tax assets..................... 7,257 4,435
  Less valuation allowance..................................... 4,798 1,926
    Net deferred income tax assets............................. 2,459 2,509
Deferred income tax liabilities:
  Capitalized computer software development costs.............. 2,292 2,461
  Property and equipment, primarily due to differences in
   depreciation................................................   167    48
                                                                ----- -----
    Total gross deferred income tax liabilities................ 2,459 2,509
                                                                ----- -----
    Net deferred income tax asset (liability).................. $ --    --
                                                                ===== =====

   In accordance with the Company's Tax Sharing Agreement with ASI, the Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. All benefits derived from deferred tax assets as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards) that arose prior to the initial public offering were allocated to ASI. Accordingly, the Company will not receive any benefit from the $5,768,000 of gross deferred tax assets calculated on a separate return basis at April 30, 1997. However, deferred tax liabilities were allocated to the Company (which gave rise to the Company's net deferred tax liability of $2,459,000 at April 30, 1999 and $2,509,000 at April 30, 1998). After the
initial public offering, to the extent the tax computation produces a tax benefit for the Company, ASI will be required to pay such amounts to the Company only if and when realized by ASI by the reduction in income taxes payable with respect to the current tax period. The Company had net stand-alone taxable income for 1998, therefore, the corresponding calculated income taxes due are recorded as a distribution to ASI in the combined statement of shareholders' equity. At April 30, 1999, ASI had net operating loss carryforwards of approximately $20,000,000 which must be utilized by ASI before the Company would receive payment for any currently generated tax benefits. Such net operating losses expire in varying amounts through 2019.

(7)Stockholders' Equity

 (a) Completion of Initial Public Offering

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

                                 LOGILITY, INC.

                         April 30, 1999, 1998, and 1997


 (b) Stock Compensation

   As of April 30, 1997, the Company had not issued any stock options; however, certain employees of the Company received stock options of ASI. Effective August 7, 1997, the Company adopted the Logility, Inc. 1997 Stock Plan ("Stock Plan"). The Stock Plan provides for grants of incentive stock options and nonqualified stock options to certain key employees and directors of the Company. The Stock Plan also allows for stock appreciation rights in lieu of or in addition to stock options. Options to purchase a maximum of 1,200,000 shares of common stock and a maximum of 300,000 units of Stock Appreciation Rights ("SARs"), as defined, may be granted under the Stock Plan. The options and SARs generally vest over a four-year period. The terms of the options generally are for ten years, and the terms of the SARs generally are for five years.

   During the year ended April 30, 1999, the Company granted a total of 600,130 options of which 136,280 options were issued in exchange for the surrender of an equal number of previously issued options which had exercise prices ranging from $7.13 to $14.50. These repriced options, which excluded executive management, were issued at the fair market value of the stock at the date of grant of $2.75.

   A summary of the status of the Company's Stock Plan as of April 30, 1999 and 1998, and changes during the years then ended is presented below:

                                                                    Weighted-
                                                         Shares   average price
                                                        --------  -------------
Outstanding at April 30, 1997..........................      --      $   --
Granted................................................  267,890       12.97
Forfeited/canceled.....................................   (5,820)      13.67
                                                        --------     -------
Outstanding at April 30, 1998..........................  262,070       12.96
Granted................................................  600,130        2.93
Forfeited/canceled..................................... (306,754)       8.78
                                                        --------     -------
Outstanding at April 30, 1999..........................  555,446     $  4.22
                                                        --------     -------
Options exercisable at April 30, 1999..................   28,150     $ 11.76
                                                        --------     -------
Weighted-average fair value of options granted during:
  1999.................................................              $  1.71
                                                                     =======
  1998.................................................              $ 10.74
                                                                     =======

   The following table summarizes information about fixed stock options outstanding at April 30, 1999:

                         Options outstanding                              Options exercisable
   -----------------------------------------------------------------------------------------------
                                        Weighted-
                          Number         average        Weighted-        Number       Weighted-
       Range of       outstanding at    remaining        average     exercisable at    average
    exercise prices   April 30, 1999 contractual life exercise price April 30, 1999 exercise price
   ----------------   -------------- ---------------- -------------- -------------- --------------
      $2.75 -  5.00          491,210              9.4 $         2.91          6,000 $         3.65
       5.01 - 15.13           64,236              8.4          14.23         22,150          13.96
                      --------------                                 --------------
                             555,446              9.3 $         4.22         28,150 $        11.76
                      ==============                                 ==============

                                 LOGILITY, INC.

                         April 30, 1999, 1998, and 1997

   ASI and the Company apply the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for ASI's and the Company's stock option plans. Had compensation cost for the Company's share of ASI's stock-based compensation plans and its own stock option plan been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been reduced to the pro forma amounts indicated below:

                                                       Years ended April 30,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
                                                       (in thousands, except
                                                          per share data)
Net income (loss):
  As reported........................................ $(8,108)   2,582   (1,954)
  Pro forma..........................................  (9,254)   1,176   (2,759)
Diluted net income (loss) per common share:
  As reported........................................ $  (.60)     .20     (.17)
  Pro forma..........................................    (.69)     .09     (.24)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       1999     1998     1997
                                                      -------  -------  -------
Dividend yield.......................................       0%       0%       0%
Expected volatility..................................   131.4%    62.1%   211.9%
Risk-free interest rate..............................     5.6%     5.6%     6.1%
Expected life........................................ 8 years  8 years  8 years

 (c) Employee Stock Purchase Plan

   In November 1998 the Company began an Employee Stock Purchase Plan that offers employees the right to purchase shares of the Company's common stock at 85% of the market price, as defined, pursuant to the Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, full-time employees, except persons owning 5% or more of the Company's common stock, are eligible to participate after one month of employment. Employees may contribute up to 15% of their annual salary toward the Purchase Plan up to a maximum of $15,000 per year. Common stock is purchased in the open market on behalf of the participants. The Company contributes to the purchase price by funding a 15% discount to market price. A maximum of 200,000 shares of common stock may be purchased under the Purchase Plan. During the fiscal year ended April 30, 1999, 12,874 shares were purchased on the open market, at a cost to the Company of $12,615, representing the the funded discount from market price.

(8) International Revenues

   International revenues were $3,893,000 or 14%, $3,197,000 or 9%, and $2,574,000 or 12% of combined revenues for the years ended April 30, 1999, 1998, and 1997, respectively, and were derived primarily from customers in Europe.

                                 LOGILITY, INC.

                         April 30, 1999, 1998, and 1997


(9) Commitments and Contingencies

 (a) 401(k) Profit Sharing Plan

   The employees of the Company are offered the opportunity to participate in the ASI 401(k) Profit Sharing Plan (the "401(k) Plan"), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees who have completed one year of service are eligible to participate. Eligible employees may contribute up to 15% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary matching contribution at an amount determined by the Board of Directors of the Company. The Company did not make contributions for 1999, 1998, or 1997.

 (b) Lease Commitments

   The Company occupies its principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note 10). Amounts allocated to the Company for rent expense for these facilities was $342,000, $342,000, and $524,000 for the years ended April 30, 1999, 1998, and 1997, respectively. In addition, the Company has various other operating leases. Rent expense under these facility leases was $529,000, $401,000, and $332,000 for the years ended April 30, 1999, 1998, and 1997, respectively.

   Future minimum lease payments under noncancelable operating leases (excludes cancelable leases with ASI) are as follows (in thousands):

            Year ending April 30,
            ---------------------
            2000................................... $ 317
            2001...................................   114
            2002...................................    29
                                                    -----
                                                    $ 460
                                                    =====

 (c) Contingencies

   The Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

(10) Agreements with ASI

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

                                 LOGILITY, INC.

                         April 30, 1999, 1998, and 1997


   Effective August 1, 1997 (except for the Tax Sharing Agreement, which was effective January 23, 1997), the Company entered into certain contractual arrangements with ASI related to the following:

     Tax Sharing Agreement--The terms and payments under the Tax Sharing Agreement are described in note 6.

     Services Agreement--Commencing August 1, 1997, the Company began purchasing (or selling) various services from (to) ASI based upon various cost methodologies as described below:

                                                         Expense for the   Expense from
                                                           year ended     August 1, 1997
Service                       Cost methodology           April 30, 1999  to April 30, 1998
----------------------------  -------------------------- --------------- -----------------
 . General corporate services  Apportioned based on         $1,167,000         530,000
                              apportionment formula
                              to all ASI subsidiaries
 . Professional services to    Cost plus billing with the      219,000         472,000
  customers on behalf of the  percentage of costs and
  Company (services are       expenses to be negotiated
  available unless ASI
  determines it is not
  economic or otherwise
  feasible)
 . Employee benefits services  Apportioned based on             95,000          65,000
                              apportionment formula
                              to all ASI subsidiaries

Facilities Agreement--The Company leases various          342,000        330,000
properties from ASI for specified square foot rates.
The stated term of the agreement is for two years;
however, they may be terminated by either party
after a 90-day notice.
Stock Option Agreement--The Company has granted ASI   Not applicable Not applicable
an option to purchase Company common stock to enable
ASI to maintain the necessary ownership percentage
required to consolidate the Company in ASI's
consolidated Federal income tax return. The purchase
price of the option is the average of the closing
price on each of the five business days immediately
preceding the date of payment.
Technology License Agreement--The Company granted     Not applicable Not applicable
ASI a nonexclusive, nontransferable, worldwide
perpetual right and license to use, execute,
reproduce, display, etc. its Value Chain Planning
and Execution Solutions (which ASI had transferred
to the Company) so that ASI may maintain and support
end-users of the software products. The license is
fully paid and royalty-free.
Marketing License Agreement--The Company utilizes         308,000      1,108,000
ASI as a nonexclusive marketing representative for
licensing of its products and pays ASI 30% (50% for
certain international licenses) of net license fees
for its services. The stated term of the agreement
is for five years, but may be terminated at either
party's discretion upon 12 months' notice.

                          Independent Auditors' Report

The Board of Directors and Shareholders
Logility, Inc.:

   We have audited the accompanying combined balance sheets of Logility, Inc. as of April 30, 1999 and 1998, and the related combined statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1999. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Logility, Inc. as of April 30, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 1999, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Atlanta, Georgia
June 18, 1999

                                                                      Schedule I

                                 LOGILITY, INC.

                       Valuation and Qualifying Accounts
                   Years ended April 30, 1997, 1998, and 1999
                                 (in thousands)

                        Allowance for Doubtful Accounts

                                 Balance at Additions                Balance at
                                 beginning   charged                   end of
                                 of period  to expense Deductions(1)   period
                                 ---------- ---------- ------------  ----------
Year ended April 30, 1997.......    $330       302         211          421
Year ended April 30, 1998.......     421       --          --           421
Year ended April 30, 1999.......     421       907         881          447

--------
(1) Write-off of uncollectible accounts

                          Independent Auditors' Report

The Board of Directors and Shareholders
Logility, Inc.:

   Under date of June 18, 1999, we reported on the combined balance sheets of Logility, Inc. as of April 30, 1999 and 1998, and the related combined statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1999, which are included in the April 30, 1999, annual report on Form 10-K. In connection with our audits of the aforementioned combined financial statements, we also audited the related combined financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Atlanta, Georgia
June 18, 1999