Form 10-Q
period 1999-07-31
LOGILITY INC
filed 1999-09-13
CIK 1043915

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                       July 31, 1999
                              --------------------------------------------------

                                                   OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------
Commission File Number: 0-23057
                        --------------------------------------------------------

                          LOGILITY, INC.
            (Exact name of registrant as specified in its charter)


            Georgia                                     58-2281338
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta,                 30305
------------------------------------------------        ----------
Georgia (Address of principal executive offices)        (Zip Code)

                                (404) 261-9777
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No ______
    -----
Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

          Class                                Outstanding at September 10, 1999
--------------------------                     ---------------------------------
Common Stock, no par value                            13,357,300   Shares

                                LOGILITY, INC.

                                   Form 10-Q

                          Quarter Ended July 31, 1999



                                     Index

                                                                                    Page
                                                                                    Number
                                                                                    ------
Part I - Financial Information

     Item 1.  Financial Statements

        Condensed Balance Sheets (Unaudited)
          July 31, 1999 and April 30, 1999                                               3

        Condensed Statements of Operations (Unaudited)
          Three Months Ended July 31, 1999 and 1998                                      4

        Condensed Statements of Cash Flows (Unaudited)
          Three Months Ended July 31, 1999 and 1998                                      5

        Notes to Condensed Financial Statements (Unaudited)                            6-7

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                8-14 Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk             14-15

Part II - Other Information                                                          15-17

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                LOGILITY, INC.
                     Condensed Balance Sheets (Unaudited)
                       (in thousands, except share data)

                                                                                               July 31,       April 30,
                                                                                                 1999           1999
                                                                                               --------       --------
Current Assets:
      Cash and cash equivalents                                                                $ 10,927       $  9,695
      Investments                                                                                16,035         14,024
      Tradeaccounts receivable, less allowance for doubtful accounts of $579 and $447 at July 31, 1999 and April 30, 1999:
                  Billed                                                                          3,932          5,471
                  Unbilled                                                                        1,569          1,931
Prepaid expenses and other current assets                                                           587            444
                                                                                               --------       --------
                   Total current assets                                                          33,050         31,565
Furniture and equipment, less accumulated depreciation                                            1,894          1,889
Intangible assets, less accumulated amortization                                                  6,396          6,202
Other assets, net                                                                                 1,023          1,022
                                                                                               --------       --------
                                                                                               $ 42,363       $ 40,678
                                                                                               ========       ========
Liabilities and Shareholders' Equity:
Current liabilities:
      Accounts payable                                                                         $  1,127       $    990
      Accrued compensation and related costs                                                      2,152          1,827
      Deferred revenues                                                                           5,400          4,710
      Other current liabilities                                                                   1,156          1,224
                                                                                               --------       --------
           Total current liabilities                                                              9,835          8,751
Deferred income taxes                                                                             2,458          2,459
                                                                                               --------       --------
           Total liabilities                                                                     12,293         11,210
                                                                                               --------       --------

Shareholders' equity:
      Preferred stock:  2,000,000 shares authorized; no shares issued                                 -              -
      Common stock, no par value; 20,000,000 shares authorized;
           13,830,000 shares issued at July 31, 1999
           and April 30, 1999                                                                         -              -
      Additional paid-in capital                                                                 43,187         43,187
      Treasury stock, at cost - 456,100 shares and 410,800 shares at July
      31, 1999 and April 30, 1999                                                                (3,769)        (3,543)
      Accumulated deficit                                                                        (9,348)       (10,176)
                                                                                               --------         ------
           Total shareholders' equity                                                            30,070         29,468

      Commitments and contingencies                                                                   -              -
                                                                                               --------       --------
                                                                                               $ 42,363       $ 40,678
                                                                                               ========       ========

See accompanying notes to condensed financial statements.

                                LOGILITY, INC.
                Condensed Statements of Operations (Unaudited)
                     (In thousands, except per share data)

                                                                         Three Months Ended
                                                                               July 31,
                                                             --------------------------------------------
                                                                   1999                       1998
                                                             -----------------          -----------------
Revenues:
        License fees                                                  $4,300                     $2,545
        Maintenance                                                    2,212                      1,978
        Services                                                       1,857                      1,999
                                                             -----------------          -----------------
           Total revenues                                              8,369                      6,522
                                                             -----------------          -----------------

Cost of revenues:
        License fees                                                     822                      1,433
        Maintenance                                                      509                        509
        Services                                                         945                        853
                                                             -----------------          -----------------
           Total cost of revenues                                      2,276                      2,795
                                                             -----------------          -----------------

Gross margin                                                           6,093                      3,727
                                                             -----------------          -----------------

Operating expenses:
        Research and development                                       2,228                      3,240
        Less:  Capitalized development                                  (792)                    (1,191)
        Sales and marketing                                            3,517                      4,202
        General and administrative                                       639                      1,300
                                                             -----------------          -----------------
           Total operating expenses                                    5,592                      7,551
                                                             -----------------          -----------------

           Operating income (loss)                                       501                     (3,824)

Other income, net                                                        327                        404
                                                             -----------------          -----------------

           Income (loss) before income taxes                             828                     (3,420)

Income taxes                                                               -                          -
                                                             -----------------          -----------------

         Net income (loss)                                             $ 828                   $ (3,420)
                                                             =================          =================

Net income (loss) per common share - Basic and Diluted                 $0.06                   $  (0.25)
                                                             =================          =================

Weighted average common shares outstanding and
    common stock equivalents:    Basic                                 13,402                    13,563
                                                             =================          =================

                                             Diluted                   13,607                    13,563
                                                             =================          =================

See accompanying notes to condensed financial statements.

                                LOGILITY, INC.
                Condensed Statements of Cash Flows (Unaudited)
                                (in thousands)

                                                                                                  Three Months Ended
                                                                                                       July 31,
                                                                                         -------------------------------------
                                                                                               1999                1998
                                                                                         -----------------    ----------------
Cash flows from operating activities:
      Net income (loss)                                                                          $    828           $ (3,420)
      Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
                  Depreciation and amortization                                                       740              1,204
                  (Increase) decrease in assets:
                        Accounts receivable                                                         1,901              1,470
                        Other assets                                                                 (144)               (93)
                  Increase (decrease) in liabilities:
                        Accounts payable, accrued costs and other                                     394                985
                        Deferred revenues                                                             690                591
                                                                                         -----------------    ----------------

                             Net cash provided by operating activities                              4,409                737
                                                                                         -----------------    ----------------

Cash flows from investing activities:
      Additions to capitalized computer software development costs                                   (792)            (1,191)
      Additions to purchased computer software costs                                                    -                (16)
      Purchase of short-term investments                                                           (2,011)              (443)
      Minority investment in business                                                                   -               (763)
      Purchases of furniture and equipment                                                           (150)              (351)
                                                                                         -----------------    ----------------

                             Net cash used in investing activities                                 (2,953)            (2,764)
                                                                                         -----------------    ----------------

Cash flows from financing activities:
      Repurchases of common stock                                                                    (224)            (1,373)
                                                                                         -----------------    ----------------

                            Net cash used in financing activities                                    (224)            (1,373)
                                                                                         -----------------    ----------------

                             Net change in cash                                                     1,232             (3,400)

                             Cash and cash equivalents at beginning of period                       9,695             12,241
                                                                                         -----------------    ----------------

                             Cash and cash equivalents at end of period                          $ 10,927           $  8,841
                                                                                         =================    ================

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.   Basis of Presentation

     The accompanying condensed financial statements of Logility, Inc. (the "Company"), are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information presented in the condensed financial statements reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the periods indicated. These financial statements should be read in conjunction with the Company's Form 10-K, as filed with the SEC on July 28, 1999. The interim results reflected in the condensed financial statements are not necessarily indicative of the results to be expected for the full year.

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

C.   Comprehensive Income

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

D.   Revenue Recognition

     In December 1998, the AICPA issued SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. This SOP amends SOP No. 97-2 to, among other matters, require recognition of revenue using the "residual method" in circumstances outlined in the SOP. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP No. 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP No. 98-9 is effective for fiscal years beginning after March 15, 1999. On May 1, 1999, the Company adopted SOP No. 98-9, and it did not have a material effect on revenue recognition.

E.   Major Customer

     One customer accounted for more than 10% of the Company's revenues during the quarter ended July 31, 1999, totaling 36% of total revenues. No accounts receivable were outstanding from this customer at July 31, 1999.

                                LOGILITY, INC.
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

FORWARD-LOOKING STATEMENTS

It should be noted that this Report on Form 10-Q contains forward-looking statements, which are subject to substantial risks and uncertainties. A variety of factors could cause the Company's actual results to differ materially from those anticipated by statements made herein. The demand for the Company's software products and services, as well as the timing of releases of the Company's software products can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. Other factors include changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could affect the future performance of the Company.

OVERVIEW

Logility, Inc. (the "Company") develops, markets and supports software applications that optimize the operating efficiencies of manufacturers, suppliers, distributors, retailers and other organizations along the "value chain." The value chain refers to the complex network of relationships that organizations maintain with trading partners to source, manufacture and deliver products to the customer. The Company's solution, Logility Value Chain Solutions, consists of an integrated client-server software suite that provides advanced collaborative planning and integrated logistics capabilities that are designed to reduce inventory costs, improve forecast accuracy, decrease order cycle times, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service.

The Company has also launched an i-Commerce initiative that will enable it to build on current applications while moving towards total Internet-based value chain management. The Company's i-Commerce products and services are designed to expand the number of business processes that can be executed via intranets, extranets and the Internet, enabling optimization of the customer's value chain and improving collaboration with trading partners. The Company markets its solution worldwide, primarily to large enterprises that require a comprehensive planning and execution solution. Sales are made through a dedicated sales force and through relationships with third-party vendors (including American Software) and service providers.

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

The Company's revenues are derived primarily from three sources: software licenses, maintenance and services. Software licenses generally are based upon the number of modules, servers, users and/or sites licensed. License fee revenues are recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific evidence exists to allocate the total fee to all elements of the arrangement. Maintenance agreements typically are for a one- to three-year term and usually are entered into at the time of the initial product license. Maintenance revenues are recognized ratably over the term of the maintenance agreement. Services revenues consist primarily of fees from software implementation, training, consulting and customization services and are recognized as the services are rendered.

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended July 31, 1999 and 1998:

                                                                              Percentage of                   Pct. Change
                                                                             Total Revenues                   in Dollars
                                                                   ------------------------------------    ------------------
                                                                        1999                1998             1999 vs 1998
                                                                   ----------------    ----------------    ------------------
Revenues:
      License fees                                                          51 %                39 %                  69 %
      Maintenance                                                           26                  30                    12
      Services                                                              23                  31                    (7)
                                                                   ----------------    ----------------    ------------------
           Total revenues                                                  100                 100                    28
                                                                   ----------------    ----------------    ------------------
Cost of revenues:
      License fees                                                          10                  22                   (43)
      Maintenance                                                            6                   8                     0
      Services                                                              11                  13                    11
                                                                   ----------------    ----------------    ------------------
           Total cost of revenues                                           27                  43                   (19)
                                                                   ----------------    ----------------    ------------------
Gross margin                                                                73                  57                    63
                                                                   ----------------    ----------------    ------------------
Operating expenses:
      Research and development (net)                                        17                  31                   (30)
      Sales and marketing                                                   42                  64                   (16)
      General and administrative                                             8                  20                   (51)
                                                                   ----------------    ----------------    ------------------
           Total operating expenses                                         67                 115                   (26)
                                                                   ----------------    ----------------    ------------------

           Operating income (loss)                                           6                 (58)                   nm

      Other income, net                                                      4                   6                   (19)
                                                                   ----------------    ----------------    ------------------
           Income (loss) before income taxes                                10                 (52)                   nm

      Income taxes                                                           -                   -                     -
                                                                   ----------------    ----------------    ------------------
           Net income (loss)                                                10 %               (52) %                 nm
                                                                   ================    ================    ==================

nm - not meaningful

THREE MONTHS ENDED JULY 31, 1999 AND 1998:

REVENUES:

The Company's total revenues increased 28% to approximately $8.4 million from $6.5 million for the comparable quarter a year ago. This increase was largely due to a substantial increase in the Company's product sales, with an accompanying increase in maintenance revenues, partially offset by a slight decrease in services revenues. International revenues represented approximately 4% of total revenues in the quarter ended July 31, 1999 compared to approximately 17% a year ago. This decrease was mainly due to decreased international license fees, and the large increase in domestic revenues.

LICENSES. License fee revenues increased 69% from the quarter a year ago primarily as a result of improved sales execution by the Company's sales force. In the quarter ended July 31, 1999, the Company closed the sale of the largest software licensing transaction in its history, with license fee revenue totaling over $3.0 million. The direct sales channel provided approximately 81% of the license fee revenues for this quarter compared to approximately 43% in the comparable quarter a year ago. The Company's indirect sales channel is principally through American Software.

MAINTENANCE. Maintenance revenues increased 12% to $2.2 million from a year ago, due to an increase in the installed base of customers. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

SERVICES. Services revenues decreased 7% to approximately $1.9 million from a year ago as a result of decreased utilization of the Company's implementation and training services, which was a function of the prior slowdown of growth in the Company's customer base. The Company expects services revenues to increase at least in the near term as a result of new customer implementations currently in progress.

GROSS MARGIN:

Total gross margin in the quarter ended July 31, 1999 was 73% of total revenues, compared to 57% a year ago. This increase was largely due to the increased level of license fees, which rose to 51% of total revenues, up from 39% a year ago. The gross margin on license fees grew significantly to 81% from 44% a year ago, while gross margin on maintenance revenues rose slightly to 77% compared to 74% a year ago. The increase in gross margin on license fees was due to the combination of higher license fees and the reduced amount of amortization expense on capitalized software, which makes up the primary component of cost of license fees. This expense decreased significantly due to the write-off of capitalized software development costs taken in the second quarter of fiscal 1999. The gross margin on services revenues decreased to 49% compared to 57% in the same period a year ago, as a result of specific fixed fee contracts in the prior year which generated higher margins.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                                 Three Months Ended
                                                               -------------------------------------------------------
                                                                   July 31,            Percent           July 31,
                                                                     1999              Change              1998
                                                               -----------------     ------------    -----------------
Gross product development costs                                      $ 2,228            (31) %             $ 3,240
      Percentage of total revenues                                        27 %                                  50 %
Less:  Capitalized development                                          (792)           (34) %              (1,191)
      Percentage of gross prod. dev. costs                                36 %                                  37 %
                                                               -----------------     ------------    -----------------
Product development expenses                                         $ 1,436            (30) %              $2,049
      Percentage of total revenues                                        17 %                                  31 %

Gross product development costs decreased 31% in the quarter ended July 31, 1999 compared to a year ago, as the Company managed its development expenses downward as a part of overall cost containment efforts undertaken in response to the market slowdown. Capitalized development decreased as well, declining 34% from a year ago, while the rate of capitalized development as a percentage of gross product development costs remained comparable at 36% versus 37% a year ago. Product development expenses, as a percentage of total revenues, decreased to 17% from 31% a year ago, due to the increase in total revenues as well as decreased product development costs. In future quarters the Company expects product development expenses to increase as it executes its Internet-based product strategy, and continues to enhance existing product functionality.

SALES AND MARKETING. Sales and marketing expenses decreased 16% from a year ago. As a percentage of total revenues, sales and marketing expenses were 42% for the quarter ended July 31, 1999 compared to 64% for the quarter ended July 31, 1998. This decrease was due to the increase in overall revenues, as well as more efficient control of sales and marketing expenditures.

The mix of revenues generated between the direct and indirect (mainly American Software) sales channels also contributed to the decrease in the cost of sales and marketing as a percentage of total revenues. For sales generated from the indirect sales channels, the Company generally incurs sales commissions which are substantially higher than those incurred by the Company's direct channel. For the quarter ended July 31, 1999, decreased sales and marketing expenditures were also due to the decreased proportion of international revenue produced by one of the Company's independent indirect sales channels, which carries a commission rate of 50%.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 51% to approximately $639,000 from a year ago, mainly as a result of the Company's reduction in employees and the resulting drop in administrative costs. For the three months ended July 31, 1999, the average number of employees was approximately 175, compared to approximately 215 for the three months ended July 31, 1998.

OTHER INCOME:

Other income is comprised of investment earnings from the net proceeds of the Company's initial public offering. The Company's investments are generally short term in nature. For the quarter ended July 31, 1999, these investments generated a yield of approximately 5.2%.

INCOME TAXES:

In accordance with FASB Statement No. 109, "Accounting for Income Taxes", the Company is required to apply a separate company approach in calculating its income tax provision. For the quarter ended July 31, 1999, the Company did not record any income taxes as a result of the operating losses incurred since the Company's Initial Public Offering. The Company entered into a Tax Sharing Agreement with American Software, Inc. on January 23, 1997 that does not allow the Company to utilize its Net Operating Loss Carryforwards generated prior to the IPO. As a result of this agreement, the Company did not record an income tax benefit from the losses generated for the quarter ended July 31, 1998.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

By November 6, 1997, the Company had completed its initial public offering, in which the Company received aggregate net proceeds of approximately $33.2 million after deducting underwriting discounts and offering expenses.

The Company's operating activities provided cash of approximately $4.4 million in the three months ended July 31, 1999, and provided cash of approximately $737,000 in the same period of the prior year. The cash provided by operations during the three months ended July 31, 1999, was primarily attributable to a decrease in accounts receivable of approximately $1.9 million, net earnings of $828,000, non-cash depreciation and amortization expense of $740,000, an increase in deferred revenues of $690,000, and an increase in accounts payable, accrued costs and other current liabilities of $394,000. This was partially offset by an increase in prepaid expenses and other current assets of $144,000. The cash provided by operations during the same period of the prior year was attributed to a decrease in accounts receivable of approximately $1.5 million, non-cash depreciation and amortization expense of $1.2 million, an increase in accounts payable, accrued costs and other current liabilities of $985,000, and an increase in deferred revenues of $591,000. This was partially offset by a net loss of $3.4 million.

Cash used in investing activities was approximately $2.9 million and $2.8 million for the three months ended July 31, 1999 and 1998, respectively. For the three months ended July 31, 1999, cash used in investing activities consisted primarily of $2.0 million for the net purchase of investments, and $792,000 in capitalized software development costs. For the three months ended July 31, 1998, the majority of cash used in investing activities consisted primarily of $1.2 million in capitalized software development costs, $763,000 for the purchase of a minority interest in a business, and $443,000 for the net purchase of investments.

Cash used in financing activities totaled approximately $224,000 and $1.4 million for the three months ended July 31, 1999 and 1998, respectively. In both periods these amounts were used for the repurchase of the Company's common stock.

Days Sales Outstanding (DSO) in accounts receivable were 59 days as of July 31, 1999, compared to 129 days as of July 31,1998, and 85 days as of April 30, 1999. This reduction was due primarily to improved collection efforts by the Company, as well as the significant impact of the billing and collecting of one large customer transaction within the quarter ended July 31, 1999. The Company expects its future DSO level to be approximately 90-95 days.

The Company's current ratio on July 31, 1999 was 3.24 to 1 and the Company has no long-term debt. The Company believes that its sources of liquidity and capital resources will be sufficient to satisfy its cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance the

Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. The Company does not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to the Company. If available, such financing may result in further dilution to the Company's shareholders and higher interest expense.

On December 15, 1997, Logility, Inc.'s Board of Directors approved a resolution authorizing the Company to repurchase up to 350,000 shares of the Company's common stock through open market purchases at prevailing market prices. The Company completed this repurchase plan in November 1998. In November 1998 the Company adopted an additional repurchase plan for up to 800,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility's common stock and management's assessment of the Company's liquidity and cash flow needs. For both plans, through September 10, 1999, the Company had purchased a cumulative total of 472,700 shares at a total cost of approximately $3.8 million.

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

In addition, the Company is working closely with American Software, the Company's parent, which serves as its largest supplier, to identify and remediate all internal systems of American Software which are noncompliant and which may impact the operations of the Company. The cost of converting American Software's internal systems utilized by the Company is not expected to be material as American Software is providing internal resources to meet its Year 2000 readiness needs. The Company has completed 100% of its system evaluation and 95% of its remediation. The Company estimates that its remediation and testing will be completed by September 30, 1999.

The Company utilizes third-party vendor equipment, telecommunication products and software products that may or may not be Year 2000 ready. Although the Company has taken and continues to take steps to address the impact, if any, of the Year 2000 compliance issue surrounding such third-party products, failure of any critical technology components to be Year 2000 ready may have a material adverse impact on business operations or may require the Company to incur unanticipated expenses to remedy any problems.

The Company believes that Year 2000 issues have affected and may continue to affect the purchasing decisions of customers and potential customers of the Company's products. Many businesses are expending significant resources on projects to make their current hardware and software systems Year 2000 ready. Such expenditures may result in reduced funding for projects to purchase software products such as those offered by the Company. In an effort to not disrupt current operations, potential customers may also choose to defer purchasing Year 2000 ready products until after January, 2000, thus resulting in potentially stalled market sales within the industry. Any of the foregoing could have a material adverse effect on the Company's business, operating results and financial condition.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.   For the quarter ended July 31, 1999, the Company generated
4% of its revenues outside the United States. International sales usually are made by the Company's foreign subsidiaries and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies.

Interest rates. The Company manages its interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with the Company's investment policy. These instruments are denominated in U.S. dollars. The fair value of securities held at July 31, 1999 was approximately $16.0 million.

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
 .

                           PART II - OTHER INFORMATION


Item 1.        Legal Proceedings
-------        -----------------

               The registrant is not currently involved in legal proceedings requiring disclosure under this item.

Item 2.        Changes in Securities and Use of Proceeds
               -----------------------------------------

               Not applicable.

Item 3.        Defaults Upon Senior Securities
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
               11.1           Statement re: Computation of Per Share Earnings
                              (Loss).

               27             Financial Data Schedule

               (b) No report on Form 8-K was filed during the quarter ended July 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LOGILITY, INC.

DATE September 10, 1999                      /s/ J. Michael Edenfield
     ---------------------------             -----------------------------------
                                             J. Michael Edenfield
                                             President, Chief Executive Officer


DATE September 10, 1999                      /s/James M. Modak
     ---------------------------             -----------------------------------
                                             James M. Modak
                                             Chief Financial Officer and Sr. VP