Form 10-Q
period 1999-10-31
LOGILITY INC
filed 1999-12-14
CIK 1043915

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                   FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended            October 31, 1999
                              ---------------------------------------

                                      OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from--------------- to---------------------

Commission File Number: 0-23057
                        ---------------------------------------------

                               LOGILITY, INC.
---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Georgia                                      58-2281338
--------------------------------------      ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia                    30305
-------------------------------------------------                 ------------
(Address of principal executive offices)                           (Zip Code)

                                (404) 261-9777
           ---------------------------------------------------------
             (Registrant's telephone number, including area code)

                                None
--------------------------------------------------------------------------------

  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X         No
   ----          ______

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

          Class                              Outstanding at December 10, 1999
---------------------------                  --------------------------------
Common Stock, no par value                          13,278,650 Shares

                                LOGILITY, INC.

                                   Form 10-Q

                        Quarter Ended October 31, 1999

                                     Index

                                                                      Page
                                                                     Number
                                                                   -----------

Part I - Financial Information

     Item 1.  Financial Statements

        Condensed Balance Sheets (Unaudited)
           October 31, 1999 and April 30, 1999                               3

        Condensed Statements of Operations (Unaudited)
           Three and Six Months Ended October 31, 1999 and 1998              4

        Condensed Statements of Cash Flows (Unaudited)
           Six Months Ended October 31, 1999 and 1998                        5

        Notes to Condensed Financial Statements (Unaudited)                  6

     Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   7-16

     Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                             16

Part II - Other Information                                              17-19

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                LOGILITY, INC.
                     Condensed Balance Sheets (Unaudited)
                       (in thousands, except share data)

                                                                         October 31,          April 30,
                                                                            1999                 1999
                                                                         -----------          ---------
Current Assets:
  Cash and cash equivalents                                              $    12,818          $   9,695
  Investments                                                                 11,668             14,024
  Trade accounts receivable, less allowance for doubtful
      accounts of $570 and $447 at October 31, 1999 and
      April 30, 1999, respectively:
            Billed                                                             4,310              5,471
            Unbilled                                                           3,013              1,931
  Prepaid expenses and other current assets                                      607                444
                                                                         -----------          ---------
      Total current assets                                                    32,416             31,565
Furniture and equipment, less accumulated depreciation                         1,850              1,889
Intangible assets, less accumulated amortization                               6,365              6,202
Other assets, net                                                              1,174              1,022
                                                                         -----------          ---------

                                                                         $    41,805          $  40,678
                                                                         ===========          =========
Liabilities and Shareholders' Equity:
Current liabilities:
   Accounts payable                                                      $     1,136          $     990
   Accrued compensation and related costs                                      1,617              1,827
   Deferred revenues                                                           4,701              4,710
   Other current liabilities                                                   1,272              1,224
                                                                         -----------          ---------
      Total current liabilities                                                8,726              8,751
Deferred income taxes                                                          2,458              2,459
                                                                         -----------          ---------
      Total liabilities                                                       11,184             11,210
                                                                         -----------          ---------

Shareholders' equity:
   Preferred stock:  2,000,000 shares authorized; no shares issued                 -                  -
   Common stock, no par value; 20,000,000 shares authorized;
      13,830,000 shares issued at October 31, 1999
      and April 30, 1999                                                           -                  -
   Additional paid-in capital                                                 43,187             43,187
   Treasury stock, at cost - 551,350 shares and 410,800 shares at
      October 31, 1999 and April 30, 1999, respectively:                      (4,177)            (3,543)
   Accumulated deficit                                                        (8,389)           (10,176)
                                                                         -----------          ---------
      Total shareholders' equity                                              30,621             29,468
                                                                         -----------          ---------

                                                                         $    41,805          $  40,678
                                                                         ===========          =========

See accompanying notes to condensed financial statements.

                                LOGILITY, INC.
                Condensed Statements of Operations (Unaudited)
                     (in thousands except per share data)

                                                          Three Months Ended                      Six Months Ended
                                                              October 31,                           October 31,
                                                         1999             1998                1999               1998
                                                     -----------       -----------         -----------        ------------
Revenues:
  License fees                                         $   4,014         $   1,788           $   8,314          $    4,333
  Maintenance                                              2,308             1,820               4,520               3,797
  Services                                                 2,232             1,724               4,089               3,724
                                                     -----------       -----------         -----------        ------------
    Total revenues                                         8,554             5,332              16,923              11,854
                                                     -----------       -----------         -----------        ------------

Cost of revenues:
  License fees                                               904             1,547               1,726               2,980
  Maintenance                                                452               501                 961               1,010
  Services                                                 1,179               855               2,124               1,708
                                                     -----------       -----------         -----------        ------------
    Total cost of revenues                                 2,535             2,903               4,811               5,698
                                                     -----------       -----------         -----------        ------------

Gross margin                                               6,019             2,429              12,112               6,156
                                                     -----------       -----------         -----------        ------------

Operating expenses:
  Research and development                                 2,066             2,481               4,294               5,720
  Less:  Capitalized development                            (853)             (851)             (1,645)             (2,042)
  Sales and marketing                                      3,343             4,124               6,860               8,326
  General and administrative                                 796             1,056               1,435               2,356
  Write-off of software development costs                      -             1,300                   -               1,300
                                                     -----------       -----------         -----------        ------------
    Total operating expenses                               5,352             8,110              10,944              15,660
                                                     -----------       -----------         -----------        ------------

    Operating income (loss)                                  667            (5,681)              1,168              (9,504)

Other income, net                                            292               327                 619                 731
                                                     -----------       -----------         -----------        ------------

    Income (loss) before income taxes                        959            (5,354)              1,787              (8,773)

Income taxes                                                   0                 0                   0                   0
                                                     -----------       -----------         -----------        ------------

    Net income (loss)                                  $     959         $  (5,354)          $   1,787          $   (8,773)
                                                     ===========       ===========         ===========        ============

Basic and diluted net income (loss) per share          $    0.07         $   (0.40)          $    0.13          $    (0.65)
                                                     ===========       ===========         ===========        ============

Shares used in the calculation of net income
    (loss) per common share:    Basic                     13,331            13,490              13,367              13,520
                                                     ===========       ===========         ===========        ============
                                Diluted                   13,461            13,490              13,534              13,520
                                                     ===========       ===========         ===========        ============

See accompanying notes to condensed financial statements.

                                LOGILITY, INC.
                Condensed Statements of Cash Flows (Unaudited)
                                (in thousands)

                                                                                   Six Months Ended
                                                                                      October 31,
                                                                          -------------------------------------
                                                                                1999                1998
                                                                          --------------         --------------
Cash flows from operating activities:

  Net income (loss)                                                          $     1,787           $     (8,773)
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
           Depreciation and amortization                                           1,626                  2,537
           Provision for doubtful accounts receivable                                 50                    588
           Charge for asset impairment                                                 -                  1,230
           (Increase) decrease in assets:
                Accounts receivable                                                   29                  2,238
                Other assets                                                        (154)                  (304)
           Increase (decrease) in liabilities:
                Accounts payable, accrued costs and other liabilities                (15)                   351
                Deferred revenues                                                     (9)                   916
                                                                          --------------         --------------

                   Net cash provided by (used in) operating activities             3,314                 (1,217)
                                                                          --------------         --------------

Cash flows from investing activities:
  Additions to capitalized computer software development costs                    (1,645)                (2,233)
  Additions to purchased computer software costs                                     (42)                   (23)
  Net sales of investments                                                         2,356                  6,212
  Minority investment in business                                                      -                   (763)
  Purchases of furniture and equipment                                              (226)                  (618)
                                                                          --------------         --------------

                   Net cash provided by investing activities                         443                  2,575
                                                                          --------------         --------------

Cash flows from financing activities:
  Repurchase of common stock                                                        (634)                (1,404)
                                                                          --------------         --------------

                   Net cash used in financing activities                            (634)                (1,404)
                                                                          --------------         --------------

                   Net change in cash and cash equivalents                         3,123                    (46)

                   Cash and cash equivalents at beginning of period                9,695                 12,241
                                                                          --------------         --------------

                   Cash and cash equivalents at end of period                $    12,818           $     12,195
                                                                          ==============         ==============

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

       The Company is an approximately 85% owned subsidiary of American Software, Inc. (American Software), a publicly held applications software provider of enterprise resource planning solutions (NASDAQ - AMSWA).

B.     Industry Segments

       On February 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates and manages its business in one segment, providing collaborative value chain management software solutions to participants along the value chain.

C.     Comprehensive Income

       On May 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. No statements of comprehensive income (loss) have been included in the accompanying condensed financial statements since comprehensive income (loss) and net income (loss) presented in the accompanying condensed statements of operations would be the same.

D.     Revenue Recognition

       In December 1998, the AICPA issued SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. This SOP amends SOP No. 97-2 to, among other matters, require recognition of revenue using the "residual method" in circumstances outlined in the SOP. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP No. 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP No. 98-9 is effective for fiscal years beginning after March 15, 1999. On May 1, 1999, the Company adopted SOP No. 98-9, which did not have a material effect on revenue recognition.

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

COMPARISON OF RESULTS
---------------------

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended October 31, 1999 and 1998:

                                                                              Percentage of                   Pct. Change
                                                                             Total Revenues                   in Dollars
                                                                   ------------------------------------    ------------------
                                                                        1999                1998             1999 vs 1998
                                                                   ----------------    ----------------    ------------------
Revenues:
      License fees                                                          47 %                34 %                 124 %
      Maintenance                                                           27                  34                    27
      Services                                                              26                  32                    29
                                                                   ----------------    ----------------    ------------------
           Total revenues                                                  100                 100                    60
                                                                   ----------------    ----------------    ------------------

Cost of revenues:
      License fees                                                          11                  29                   (42)
      Maintenance                                                            5                   9                   (10)
      Services                                                              14                  16                    38
                                                                   ----------------    ----------------    ------------------
           Total cost of revenues                                           30                  54                   (13)
                                                                   ----------------    ----------------    ------------------

Gross margin                                                                70                  46                   148
                                                                   ----------------    ----------------    ------------------

Operating expenses:
      Research and development, net                                         14                  31                   (26)
      Sales and marketing                                                   39                  77                   (19)
      General and administrative                                             9                  20                   (25)
      Write-off of software development costs                                -                  24                    nm
                                                                   ----------------    ----------------    ------------------
           Total operating expenses                                         62                 152                   (34)
                                                                   ----------------    ----------------    ------------------

           Operating income (loss)                                           8                (106)                   nm

Other income, net                                                            3                   6                   (50)
                                                                   ----------------    ----------------    ------------------

           Income (loss) before income taxes                                11                (100)                   nm

Income taxes                                                                 -                   -                     -
                                                                   ----------------    ----------------    ------------------

           Net income (loss)                                                11                (100)                   nm
                                                                   ================    ================    ==================

nm - not meaningful

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the six months ended October 31, 1999 and 1998:

                                                                              Percentage of                   Pct. Change
                                                                             Total Revenues                   in Dollars
                                                                   ------------------------------------    ------------------
                                                                        1999                1998             1999 vs 1998
                                                                   ----------------    ----------------    ------------------
Revenues:
      License fees                                                          49 %                37 %                  92  %
      Maintenance                                                           27                  32                    19
      Services                                                              24                  31                    10
                                                                   ----------------    ----------------    ------------------
           Total revenues                                                  100                 100                    43
                                                                   ----------------    ----------------    ------------------

Cost of revenues:
      License fees                                                          10                  25                   (42)
      Maintenance                                                            6                   9                    (5)
      Services                                                              12                  14                    24
                                                                   ----------------    ----------------    ------------------
           Total cost of revenues                                           28                  48                   (16)
                                                                   ----------------    ----------------    ------------------

Gross margin                                                                72                  52                    97
                                                                   ----------------    ----------------    ------------------

Operating expenses:
      Research and development, net                                         16                  31                   (28)
      Sales and marketing                                                   41                  70                   (18)
      General and administrative                                             8                  20                   (39)
      Write-off of software development costs                                -                  11                    nm
                                                                   ----------------    ----------------    ------------------
           Total operating expenses                                         65                 132                   (30)
                                                                   ----------------    ----------------    ------------------

           Operating income (loss)                                           7                 (80)                   nm

Other income, net                                                            4                   6                   (15)
                                                                   ----------------    ----------------    ------------------

           Income (loss) before income taxes                                11                 (74)                   nm

Income taxes                                                                 -                   -                     -
                                                                   ----------------    ----------------    ------------------

           Net income (loss)                                                11                 (74)                   nm
                                                                   ================    ================    ==================

nm - not meaningful

THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998:
---------------------------------------------

REVENUES:

The Company's total revenues increased approximately 60% to $8.55 million from $5.3 million for the comparable quarter a year ago. The Company realized strong gains in all revenue categories, the result of improved sales of the Company's products and services. International revenues represented approximately 15% of total revenues in the quarter ended October 31, 1999 compared to approximately 11% a year ago.

LICENSES. License fee revenues increased 124% to $4.0 million for the quarter ended October 31, 1999 from a year ago. The Company believes that it is realizing positive results primarily from the implementation of its i-Commerce strategy, which moves its current applications towards Internet-based collaborative value chain management. The direct sales channel provided approximately 88% of the license fee revenues for the current quarter compared to approximately 97% in the comparable quarter a year ago. This decrease is mainly due to higher sales contribution from American Software, which is the Company's principal indirect sales channel.

MAINTENANCE. Maintenance revenues increased 27% to $2.3 million from a year ago, due to an increase in the installed base of customers. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new software licenses are the source of new maintenance customers.

SERVICES. Services revenues totaled $2.2 million, a 29% increase from the same period a year ago, primarily as a result of increased sales of the Company's products over the last two quarters, which generates additional implementation and training revenue.

GROSS MARGIN:

Total gross margin for the quarter ended October 31, 1999 was 70% compared to 46% a year ago. This was largely due to an increased level of license fees, which rose to 47% of total revenues, up from 34% a year ago. The gross margin on license fees rose significantly to 77% from 13% a year ago, while gross margin on maintenance revenues increased to 80% compared to 72% a year ago. The gross margin on services revenues decreased slightly to 47% compared to 50% in the same period a year ago. The increase in gross margin on license fees was due to the combination of higher license fees and the reduced amount of amortization expense on capitalized software, which makes up the primary component of cost of license fees. This expense decreased primarily due to the write-off of capitalized software development costs taken in the quarter ended October 31, 1998.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                                 Three Months Ended
                                                               -------------------------------------------------------
                                                                 October 31,           Percent         October 31,
                                                                     1999              Change              1998
                                                               -----------------     ------------    -----------------
Gross product development costs                                        $ 2,066            (17) %             $ 2,481
      Percentage of total revenues                                          24%                                   47%
Less:  Capitalized development                                            (853)             0  %                (851)
      Percentage of gross prod. dev. costs                                  41%                                   34%
                                                               -----------------     ------------    -----------------
Product development expenses                                           $ 1,213            (26) %              $1,630
      Percentage of total revenues                                          14%                                   31%

Gross product development costs decreased 17% in the quarter ended October 31, 1999 compared to a year ago. In the last fiscal year, the Company undertook cost containment efforts in response to the market slowdown. Some residual effects of these efforts were felt in the current quarter. The amount of capitalized development remained unchanged from a year ago, while the rate of capitalized development as a percentage of gross product development costs increased to 41% from 34% a year ago. Product development expenses, as a percentage of total revenues, decreased to 14% from 31% a year ago, primarily due to the increase in total revenues. In future quarters the Company expects product development expenses to increase as it executes its Internet-based product strategy, and continues to enhance existing product functionality.

SALES AND MARKETING. Sales and marketing expenses declined 19% from a year ago, again a result of the Company's overall cost containment efforts. As a percentage of total revenues, sales and marketing expenses were 39% for the quarter ended October 31, 1999 compared to 77% for the quarter ended October 31, 1998. This was primarily due to the increase in overall revenues, as well as the decrease in sales and marketing expenditures.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 25% from a year ago to $796,000, mainly as a result of the Company's reduction in employee base and the resulting decrease in administrative costs. However, due to the large increase in total revenues, general and administrative expenses as a percentage of total revenues declined from 20% to 9%. For the three months ended October 31, 1999, the average number of employees was approximately 193, compared to approximately 220 for the three months ended October 31, 1998.

For the three months ended October 31, 1998, the Company incurred a charge against earnings of $1.3 million. This charge resulted from the write-off of certain capitalized software development costs, which mainly relate to legacy technology within the Company's warehouse management product line.

OTHER INCOME:

Other income is comprised primarily of investment earnings from the net proceeds of the Company's initial public offering. The Company's investments are short term in nature. For the quarter ended October 31, 1999, these investments generated a yield of approximately 5.4%.

INCOME TAXES:

In accordance with FASB Statement No. 109, "Accounting for Income Taxes", the Company is required to apply a separate company approach in calculating its income tax provision. For the quarter ended October 31, 1999, the Company did not record any income taxes as a result of the operating losses incurred since the Company's Initial Public Offering. The Company entered into a Tax Sharing Agreement with American Software, Inc. on January 23, 1997 that does not allow the Company to utilize its Net Operating Loss Carryforwards generated prior to the IPO. As a result of this agreement, the Company did not record an income tax benefit from the losses generated for the quarter ended October 31, 1998.

SIX MONTHS ENDED OCTOBER 31, 1999 AND 1998:
-------------------------------------------

REVENUES:

The Company's total revenues increased 43% to $16.9 million from $11.9 million for the comparable period a year ago. International revenues represented approximately 10% of total revenues in the six months ended October 31, 1999 compared to approximately 14% a year ago.

LICENSES. For the six months ended October 31, 1999, license fee revenues increased 92% from a year ago, to $8.3 million. The Company believes that it is realizing positive results primarily from the implementation of its i-Commerce strategy, which moves its current applications towards Internet-based collaborative value chain management. The direct sales channel provided approximately 86% of the license fee revenues for the six months ended October 31, 1999 compared to approximately 83% in the comparable period a year ago. The Company's indirect sales channel is principally through American Software.

MAINTENANCE. Maintenance revenues increased 19% to $4.5 million from a year ago, due to an increase in the installed base of customers. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new software licenses are the source of new maintenance customers.

SERVICES. Services revenues totaled $4.1 million, a 10% increase from the same period a year ago. Increased utilization of the Company's implementation and training services was primarily a result of the prior growth in the Company's customer base.

GROSS MARGIN:

Total gross margin for the six months ended October 31, 1999 was 72% compared to 52% a year ago. This was largely due to an increased level of license fees, which rose to 49% of total revenues, up from 37% a year ago. The gross margin on license fees rose significantly to 79% from 31% a year ago, while gross margin on maintenance revenues increased to 79% compared to 73% a year ago. The gross margin on services revenues decreased to 48% compared to 54% in the same period a year ago. The increase in gross margin on license fees was due to the combination of higher license fees and the reduced amount of amortization expense on capitalized software, which makes up the primary component of cost of license fees. This expense decreased primarily due to the write-off of capitalized software development costs taken in the quarter ended October 31, 1998.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                                  Six Months Ended
                                                               -------------------------------------------------------
                                                                 October 31,           Percent         October 31,
                                                                     1999              Change              1998
                                                               -----------------     ------------    -----------------
Gross product development costs                                        $ 4,294            (25)%              $ 5,720
      Percentage of total revenues                                          25%                                   48%
Less:  Capitalized development                                          (1,645)           (19)%               (2,042)
      Percentage of gross prod. dev. costs                                  38%                                   36%
                                                               -----------------     ------------    -----------------
Product development expenses                                           $ 2,649            (28)%              $ 3,678
      Percentage of total revenues                                          16%                                   31%

Gross product development costs decreased 25% in the six months ended October 31, 1999 compared to a year ago. In the last fiscal year, the Company undertook cost containment efforts in response to the market slowdown. Some residual effects of these efforts were felt in the current period. The amount of capitalized development decreased 19% from a year ago, while the rate of capitalized development as a percentage of gross product development costs increased slightly to 38% from 36% a year ago. Product development expenses, as a percentage of total revenues, decreased to 16% from 31% a year ago, primarily due to the increase in total revenues.

SALES AND MARKETING. Sales and marketing expenses declined 18% from a year ago, again a result of the Company's overall cost containment efforts. As a percentage of total revenues, sales and marketing expenses were 41% for the six months ended October 31, 1999 compared to 70% for the six months ended October 31, 1998. This was primarily due to the increase in overall revenues, as well as the decrease in sales and marketing expenditures.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 39% from a year ago to $1.4 million, mainly as a result of the Company's reduction in employee base and the resulting decrease in administrative costs. For the six months ended October 31, 1999, the average number of employees was approximately 184, compared to approximately 218 for the six months ended October 31, 1998.

OTHER INCOME:

Other income is comprised primarily of investment earnings from the net proceeds of the Company's initial public offering. The Company's investments are short term in nature. For the six months ended October 31, 1999, these investments generated a yield of approximately 5.3%.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

On November 6, 1997, the Company completed its initial public offering, in which the Company received aggregate net proceeds of approximately $33.2 million after deducting underwriting discounts and offering expenses.

The Company's operating activities provided cash of approximately $3.3 million in the six months ended October 31, 1999, and used cash of approximately $1.2 million in the same period of the prior year. The cash provided by operations during the six months ended October 31, 1999, was primarily attributable to net income of $1.8 million, and non-cash depreciation and amortization expense of $1.6 million. This was partially offset by an increase in other assets of approximately $154,000. The cash used by operations during the six months ended October 31, 1998, was primarily attributable a net loss of $8.8 million, partially offset by non-cash depreciation and amortization expense of $2.5 million, a decrease in accounts receivable of approximately $2.2 million, the non-cash portion of the software development cost write-off of $1.2 million, an increase in total liabilities of $1.3 million, and provision for doubtful accounts receivable of $588,000.

Cash provided by investing activities was approximately $443,000 and $2.6 million for the six months ended October 31, 1999 and 1998, respectively. For the six months ended October 31, 1999, $2.4 million was provided by the net redemptions of short-term investments. Cash used in investing activities consisted primarily of $1.6 million in additions to capitalized software development costs, and $226,000 in purchases of furniture and equipment. For the same period a year ago, $6.2 million was provided by the net redemptions of short-term investments. Cash used in investing activities consisted of $2.2 million in additions to capitalized software development costs, $763,000 for the purchase of a minority interest in a business, and $618,000 in purchases of furniture and equipment.

Cash used in financing activities totaled approximately $634,000 and $1.4 million for the six months ended October 31, 1999 and 1998, respectively. For both periods, this cash was used for repurchases of the Company's common stock.

Days Sales Outstanding (DSO) in accounts receivable were 88 days as of October 31, 1999, compared to 85 days as of April 30, 1999 and 123 days as of October 31,1998. The reduction from the same period last year was due primarily to improved collection efforts by the Company. The Company expects its future DSO level to be approximately 90-100 days.

The Company's current ratio on October 31, 1999 was 3.7 to 1 and the Company has no long-term debt. The Company believes that its sources of liquidity and capital resources will be sufficient to satisfy its cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. The Company does not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to the Company. If available, such financing may result in further dilution to the Company's shareholders and higher interest expense.

On December 15, 1997, Logility, Inc.'s Board of Directors approved a resolution authorizing the Company to repurchase up to 350,000 shares of the Company's common stock through open market purchases at prevailing market prices. The Company completed this repurchase plan in November 1998. In November 1998 the Company adopted an additional repurchase plan for up to 800,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility's common stock and management's assessment of the Company's liquidity and cash flow needs. For both plans, through December 10, 1999, the Company had purchased a cumulative total of 551,350 shares at a total cost of approximately $4.2 million.

Year 2000 Readiness Disclosure

The Company has reviewed potential Year 2000 readiness issues relating to its corporate infrastructure and to the software products that it licenses to customers. The Company believes that it has allocated adequate resources for this purpose and that its Year 2000 readiness program is substantially complete.

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

In addition, the Company is working closely with American Software, the Company's parent, which serves as its largest supplier, to identify and remediate all internal systems of American Software which are noncompliant and which may impact the operations of the Company. The cost of converting American Software's internal systems utilized by the Company is not expected to be material as American Software is providing internal resources to meet its Year 2000 readiness needs. The Company has completed 100% of its system evaluation and 100% of its remediation.

The Company utilizes third-party vendor equipment, telecommunication products and software products that may or may not be Year 2000 ready. Although the Company has taken steps to address the impact, if any, of the Year 2000 compliance issue surrounding such third-party products, failure of any critical technology components to be Year 2000 ready may have a material adverse impact on business operations or may require the Company to incur unanticipated expenses to remedy any problems.

The Company believes that Year 2000 issues have affected and may continue to affect the purchasing decisions of customers and potential customers of the Company's products. Many businesses are expending significant resources on projects to make their current hardware and software systems Year 2000 ready. Such expenditures may result in reduced funding for projects to purchase software products such as those offered by the Company. In an effort to not disrupt current operations, potential customers may also choose to defer purchasing Year 2000 ready products until after January, 2000. Any of the foregoing could have a material adverse effect on the Company's business, operating results and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the quarter ended October 31, 1999, the Company generated 15% of its revenues outside the United States. International sales usually are made by the Company's foreign subsidiaries and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies.

Interest rates. The Company manages its interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with the Company's investment policy. These instruments are denominated in U.S. dollars. The fair value of securities held at October 31, 1999 was approximately $11.7 million.

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

              The Registrant's Annual Meeting was held on August 25, 1999. At that meeting, no formal action was taken aside from the election of directors.

Item 5.       Other Information
-------       -----------------

              None.

Item 6.       Exhibits and Reports on Form 8-K
-------       --------------------------------

              (a) Exhibits:

              Exhibit No.  Description
              -----------  -----------
              11.1  Statement re: Computation of Per Share Earnings (Loss).

              27    Financial Data Schedule

              (b) No report on Form 8-K was filed during the quarter ended October 31, 1999.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LOGILITY, INC.



DATE  December 13, 1999                 /s/ J. Michael Edenfield
      -----------------                 -------------------------------------
                                        J. Michael Edenfield
                                        President, Chief Executive Officer


DATE  December 13, 1999                 /s/ Vincent C. Klinges
      -----------------                 -------------------------------------
                                        Vincent C. Klinges
                                        Chief Financial Officer