Form 10-Q
period 2000-01-31
LOGILITY INC
filed 2000-03-15
CIK 1043915

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            January 31, 2000
                                ------------------------------------------------

                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to _______________

Commission File Number:   0-23057
                          ------------------------------------------------------

                                LOGILITY, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Georgia                                           58-2281338
-------------------------------------       ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia            30305
-------------------------------------------------      -------------------------
(Address of principal executive offices)                   (Zip Code)

                                (404) 261-9777
         -------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Yes     X     No  ______
     -------

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

             Class                             Outstanding at March 10, 2000
----------------------------------          ----------------------------------
   Common Stock, no par value                      13,299,807  Shares

                                LOGILITY, INC.

                                   Form 10-Q

                        Quarter Ended January 31, 2000

                                     Index

                                                                                             Page
                                                                                            Number
                                                                                            ------
Part I - Financial Information

     Item 1. Financial Statements

          Condensed Balance Sheets (Unaudited)
               January 31, 2000 and April 30, 1999                                              3

          Condensed Statements of Operations (Unaudited)
               Three and Nine Months Ended January 31, 2000 and 1999                            4

          Condensed Statements of Cash Flows (Unaudited)
               Nine Months Ended January 31, 2000 and 1999                                      5

          Notes to Condensed Financial Statements (Unaudited)                                   6

     Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                     7-16

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                     16-17

Part II - Other Information                                                                    17

                        PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                LOGILITY, INC.
                     Condensed Balance Sheets (Unaudited)
                       (in thousands, except share data)


                                                                                                         January 31,  April 30,
                                                                                                            2000         1999
                                                                                                         -----------  ---------
Current Assets:
      Cash and cash equivalents                                                                           $  8,550    $  9,695
      Investments                                                                                           17,328      14,024
      Trade accounts receivable, less allowance for doubtful
           accounts of $690 and $447 at January 31, 2000 and
           April 30, 1999, respectively:
                  Billed                                                                                     4,761       5,471
                  Unbilled                                                                                   2,565       1,931
     Prepaid expenses and other current assets                                                                 515         444
                                                                                                          --------    --------
           Total current assets                                                                             33,719      31,565
Furniture and equipment, less accumulated depreciation                                                       1,833       1,889
Intangible assets, less accumulated amortization                                                             6,478       6,202
Other assets, net                                                                                            1,161       1,022
                                                                                                          --------    --------

                                                                                                          $ 43,191    $ 40,678
                                                                                                          ========    ========
Liabilities and Shareholders' Equity:
Current liabilities:
      Accounts payable                                                                                    $    988    $    990
      Accrued compensation and related costs                                                                 1,987       1,827
      Deferred revenues                                                                                      5,149       4,710
      Other current liabilities                                                                                768       1,224
                                                                                                          --------    --------
           Total current liabilities                                                                         8,892       8,751
Deferred income taxes                                                                                        2,459       2,459
                                                                                                          --------    --------
           Total liabilities                                                                                11,351      11,210
                                                                                                          --------    --------

Shareholders' equity:
      Preferred stock:  2,000,000 shares authorized; no shares issued                                         --          --
      Common stock, no par value; 20,000,000 shares authorized;
           13,861,000 shares issued at January 31, 2000
           and 13,830,000 at April 30, 1999, respectively                                                     --          --
      Additional paid-in capital                                                                            43,261      43,187
      Treasury stock, at cost - 562,811 shares and 410,800 shares at
      January 31, 2000 and April 30, 1999, respectively:                                                    (4,279)     (3,543)
      Accumulated deficit                                                                                   (7,142)    (10,176)
                                                                                                          --------    --------
           Total shareholders' equity                                                                       31,840      29,468
                                                                                                          --------    --------

                                                                                                          $ 43,191    $ 40,678
                                                                                                          ========    ========

See accompanying notes to condensed financial statements.

                                LOGILITY, INC.
                Condensed Statements of Operations (Unaudited)
                     (in thousands except per share data)


                                                                  Three Months Ended                     Nine Months Ended
                                                                      January 31,                           January 31,
                                                                2000              1999                2000               1999
                                                            --------------    --------------     ---------------    ----------------
Revenues:
     License fees                                                  $3,897            $3,338            $ 12,211              $7,671
     Maintenance                                                    2,465             1,987               6,985               5,784
     Services                                                       2,151             2,002               6,240               5,726
                                                            --------------    --------------     ---------------    ----------------
        Total revenues                                              8,513             7,327              25,436              19,181
                                                            --------------    --------------     ---------------    ----------------
Cost of revenues:
     License fees                                                     884               690               2,610               3,670
     Maintenance                                                      430               551               1,391               1,561
     Services                                                       1,237               773               3,361               2,481
                                                            --------------    --------------     ---------------    ----------------
        Total cost of revenues                                      2,551             2,014               7,362               7,712
                                                            --------------    --------------     ---------------    ----------------

Gross margin                                                        5,962             5,313              18,074              11,469
                                                            --------------    --------------     ---------------    ----------------
Operating expenses:
     Research and development                                       1,842             2,242               6,136               7,962
     Less:  Capitalized development                                  (873)           (1,043)             (2,518)             (3,084)
     Sales and marketing                                            3,253             3,346              10,113              11,672
     General and administrative                                       796               742               2,231               3,098
     Write-off of software development costs                            -                 -                   -               1,300
                                                            --------------    --------------     ---------------    ----------------
        Total operating expenses                                    5,018             5,287              15,962              20,948
                                                            --------------    --------------     ---------------    ----------------
        Operating income (loss)                                       944                26               2,112              (9,479)

Other income, net                                                     303               311                 922               1,042
                                                            --------------    --------------     ---------------    ----------------
        Income (loss) before income taxes                           1,247               337               3,034              (8,437)

Income taxes                                                            0                50                   0                  50
                                                            --------------    --------------     ---------------    ----------------
       Net income (loss)                                          $ 1,247             $ 287             $ 3,034           $  (8,487)
                                                            ==============    ==============     ===============    ================
Net income (loss) per share:  Basic                                $ 0.09            $ 0.02              $ 0.23            $  (0.63)
                                                            ==============    ==============     ===============    ================
                              Diluted                              $ 0.09            $ 0.02              $ 0.22            $  (0.63)
                                                            ==============    ==============     ===============    ================
Shares used in the calculation of net income
        (loss) per common share:    Basic                          13,290            13,468              13,343              13,500
                                                            ==============    ==============     ===============    ================
                                    Diluted                        13,763            13,644              13,639              13,500
                                                            ==============    ==============     ===============    ================

See accompanying notes to condensed financial statements.

                                LOGILITY, INC.
                Condensed Statements of Cash Flows (Unaudited)
                                (in thousands)


                                                                                                  Nine Months Ended
                                                                                                     January 31,
                                                                                         -----------------------------------
                                                                                               2000                1999
                                                                                         ----------------     --------------
Cash flows from operating activities:
      Net income (loss)                                                                            $3,034            $(8,487)
      Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
                  Depreciation and amortization                                                     2,558              3,198
                  Provision for doubtful accounts receivable                                          243                (14)
                  Charge for asset impairment                                                           -              1,230
                  (Increase) decrease in assets:
                        Accounts receivable                                                          (167)             1,119
                        Other assets                                                                  (63)               151
                  Increase (decrease) in liabilities:
                        Accounts payable, accrued costs and other liabilities                        (297)               292
                        Deferred revenues                                                             439              1,147
                                                                                         ----------------     --------------
                             Net cash provided by (used in) operating activities                    5,747             (1,364)
                                                                                         ----------------     --------------

Cash flows from investing activities:
      Additions to capitalized computer software development costs                                 (2,518)            (3,084)
      Additions to purchased computer software costs                                                  (55)               (24)
      Net (purchase) sale of investments                                                           (3,304)             7,092
      Minority investment in business                                                                   -               (763)
      Purchases of furniture and equipment                                                           (353)              (698)
                                                                                         ----------------     --------------
                             Net cash (used in) provided by investing activities                   (6,230)             2,523
                                                                                         ----------------     --------------
Cash flows from financing activities:
      Repurchase of common stock                                                                     (736)            (1,502)
     Proceeds from exercise of stock options                                                           74                  -
                                                                                         ----------------     --------------
                             Net cash used in financing activities                                   (662)            (1,502)
                                                                                         ----------------     --------------
                             Net change in cash and cash equivalents                               (1,145)              (343)

                             Cash and cash equivalents at beginning of period                       9,695              1,006
                                                                                         ----------------     --------------
                             Cash and cash equivalents at end of period                            $8,550            $   663
                                                                                         ================     ==============

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

B.   Industry Segments

     On February 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates and manages its business in one segment, providing Business-to-Business Collaborative Commerce solutions to participants along the value chain.

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

D.   Revenue Recognition

     In December 1998, the AICPA issued SOP No. 98-9, Modification of SOP
     No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions. This SOP amends SOP No. 97-2 to, among other matters, require recognition of revenue using the ''residual method'' in circumstances outlined in the SOP. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP No. 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP No. 98-9 is effective for fiscal years beginning after March 15, 1999. On May 1, 1999, the Company adopted SOP No. 98-9, which did not have a material effect on revenue recognition.

                                  LOGILITY, INC.
       Item 2.  Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

FORWARD-LOOKING STATEMENTS

It should be noted that this Report on Form 10-Q contains forward-looking statements, which are subject to substantial risks and uncertainties. A variety of factors could cause the Company's actual results to differ materially from those anticipated by statements made herein. The demand for the Company's software products and services, as well as the timing of releases of the Company's software products, can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. Other factors include changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could affect the future performance of the Company.

OVERVIEW

Logility, Inc. (the "Company") develops, markets and supports software applications for Business-to-Business Collaborative Commerce via the Internet to expand revenue opportunities and optimize the operating efficiencies of manufacturers, suppliers, distributors, retailers and other organizations along the "value chain." The value chain refers to the complex network of relationships that organizations maintain with trading partners to source, manufacture and deliver products to the customer. The Logility Voyager Solutions consists of an Internet-based integrated application suite that provides advanced business-to-business collaborative planning and integrated logistics capabilities designed to increase revenue, reduce inventory costs, improve forecast accuracy, decrease order cycle times, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service.

In addition to the Logility Voyager Solutions application suite, the i-Community(SM) is a Logility sponsored, web-based collaborative network of trading partners established to offer a more effective way of connecting an enterprise with its trading partners and conducting Collaborative Planning, Forecasting and Replenishment(TM) (CPFR(TM)). The i-Community is powered by the Logility Voyager Solutions suite, enabling trading partners to collaborate via the Internet in developing sales forecasts and replenishment plans, as well as optimizing transportation and distribution center management processes between retailers, manufacturers and suppliers. The Company's Business-to-Business Collaborative Commerce products and services are designed to expand the number of business processes that can be executed via intranets, extranets and the Internet, enabling optimization of the customer's value chain and improving collaboration with trading partners. The Company markets its solution worldwide, primarily to large enterprises that require a comprehensive planning and supply chain execution solution. Sales are made through a dedicated sales force and through relationships with third-party vendors (including American Software) and service providers.

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

COMPARISON OF RESULTS
---------------------

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended January 31, 2000 and 1999:

                                                                         Percentage of            Pct. Change
                                                                        Total Revenues            in Dollars
                                                                  ------------  ------------- -------------------
                                                                       2000          1999         2000 vs 1999
                                                                  ------------  ------------- -------------------
Revenues:
      License fees                                                       46 %          46 %           17 %
      Maintenance                                                        29            27             24
      Services                                                           25            27              7
                                                                  ------------  ------------- -------------------
           Total revenues                                               100           100             16
                                                                  ------------  ------------- -------------------

Cost of revenues:
      License fees                                                       10             9             28
      Maintenance                                                         5             7            (22)
      Services                                                           15            11             60
                                                                  ------------  ------------- -------------------
           Total cost of revenues                                        30            27             27
                                                                  ------------  ------------- -------------------

Gross margin                                                             70            73             12
                                                                  ------------  ------------- -------------------

Operating expenses:
      Research and development, net                                      12            16            (19)
      Sales and marketing                                                38            46             (3)
      General and administrative                                          9            10              7
                                                                  ------------  ------------- -------------------
           Total operating expenses                                      59            72             (5)
                                                                  ------------  ------------- -------------------

           Operating income                                              11             1          3,531

Other income, net                                                         4             4             (3)
                                                                  ------------  ------------- -------------------

           Income before income taxes                                    15             5            270

Income taxes                                                             --             1             nm
                                                                  ------------  ------------- -------------------

           Net income                                                    15             4            334
                                                                  ============  ============= ===================

nm - not meaningful

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the nine months ended January 31, 2000 and 1999:


                                                                                                  Percentage of        Pct. Change
                                                                                                 Total Revenues         in Dollars
                                                                                            -----------------------    ------------
                                                                                              2000          1999       2000 vs 1999
                                                                                            -----------   ---------    ------------
Revenues:
      License fees                                                                              48%          40%           59%
      Maintenance                                                                               27           30            21
      Services                                                                                  25           30             9
                                                                                            -----------   ---------    -------------
           Total revenues                                                                      100          100            33
                                                                                            -----------   ---------    -------------
Cost of revenues:
      License fees                                                                              11           19           (29)
      Maintenance                                                                                5            8           (11)
      Services                                                                                  13           13            35
                                                                                            -----------   ---------    -------------
           Total cost of revenues                                                               29           40            (5)
                                                                                            -----------   ---------    -------------
Gross margin                                                                                    71           60            58
                                                                                            -----------   ---------    -------------
Operating expenses:
      Research and development, net                                                             14           25           (26)
      Sales and marketing                                                                       40           61           (13)
      General and administrative                                                                 9           16           (28)
      Write-off of software development costs                                                   --            7            nm
                                                                                            -----------   ---------    -------------
           Total operating expenses                                                             63          109           (24)
                                                                                            -----------   ---------    -------------

           Operating income (loss)                                                               8          (49)           nm

Other income, net                                                                                4            5           (12)
                                                                                            -----------   ---------    -------------
           Income (loss) before income taxes                                                    12          (44)           nm
Income taxes                                                                                    --           --            --
                                                                                            -----------   ---------    -------------
          Net income (loss)                                                                     12          (44)           nm
                                                                                            ===========   =========    ============

nm - not meaningful

THREE MONTHS ENDED JANUARY 31, 2000 AND 1999:
---------------------------------------------

REVENUES:

The Company's total revenues increased approximately 16% to $8.5 million from $7.3 million for the comparable quarter a year ago. The Company realized strong gains in license and maintenance revenues, the result of continued improved sales of the Company's products and services. International revenues represented approximately 11% of total revenues in the quarter ended January 31, 2000, down from 18% a year ago. The decline in international revenues is largely due to the increase in domestic revenues, decreasing the international proportion of the overall revenue mix.

LICENSES. License fee revenues increased 17% to $3.9 million for the quarter ended January 31, 2000 from a year ago. The Company believes that it continues to realize positive results primarily from the implementation of its Business-to-Business Collaborative Commerce strategy, which continues the shift of its applications to Internet-based collaborative value chain management. The direct sales channel provided approximately 78% of the license fee revenues for the current quarter compared to approximately 80% in the comparable quarter a year ago. The Company's indirect sales channel is principally through American Software.

MAINTENANCE. Maintenance revenues increased 24% to $2.5 million from a year ago, due to an increase in the installed base of customers. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new software licenses are the source of new maintenance customers.

SERVICES. Services revenues totaled $2.2 million, a 7% increase from the same period a year ago, primarily as a result of increased sales of the Company's products, which generates additional implementation and training revenue.

GROSS MARGIN:

Total gross margin for the quarter ended January 31, 2000 was 70% compared to 73% a year ago. This slight decrease was largely due to a decrease in gross margin on services revenues, which fell to 42% from 61% for the same period last year. This decrease in services gross margin was in turn due primarily to service staff increases in anticipation of implementation work in future quarters, as well as an unusually high services gross margin a year ago that resulted from the completion of a large fixed price project. Gross margin on maintenance revenues increased to 83% from 72% a year ago, primarily due to the large increase in maintenance revenue. Gross margin on license fees fell slightly to 77% compared to 79% a year ago, due to an increase in capitalized software amortization expense from completed projects.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                    Three Months Ended
                                                        ------------------------------------------------
                                                          January 31,      Percent         January 31,
                                                            2000            Change            1999
                                                        -----------------------------------------------
Gross product development  costs                           $1,842           (18) %            $ 2,242
  Percentage of total revenues                                 22 %                                31 %
Less:  Capitalized development                               (873)          (16) %             (1,043)
  Percentage of gross prod. dev. costs                         47 %                                47 %
                                                          ---------      ---------          -----------
Product development expenses                               $  969           (19) %            $ 1,199
  Percentage of total revenues                                 12 %                                16 %

Gross product development costs decreased 18% in the quarter ended January 31, 2000 compared to a year ago. In the latter part of fiscal 1999, the Company undertook cost containment efforts in response to the "Y2K" related market slowdown. Some residual effects of these efforts continued to be felt in the current quarter. The amount of capitalized development decreased 16% from a year ago, while the rate of capitalized development as a percentage of gross product development costs remained unchanged from a year ago at 47%. Product development expenses, as a percentage of total revenues, decreased to 12% from 16% a year ago, primarily due to the increase in total revenues. In future quarters the Company expects product development expenses to increase as it executes its Internet-based, Business-to-Business Collaborative Commerce product strategy, and continues to enhance existing product functionality.

SALES AND MARKETING. Sales and marketing expenses declined 3% from a year ago, again a result of the Company's overall cost containment efforts. As a percentage of total revenues, sales and marketing expenses were 38% for the quarter ended January 31, 2000 compared to 46% for the quarter ended January 31, 1999. This was primarily due to the increase in overall revenues, as well as the decrease in sales and marketing expenditures.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 7% from a year ago to $796,000. However, due to the large increase in total revenues, general and administrative expenses as a percentage of total revenues declined from 10% to 9%. For the three months ended January 31, 2000, the average number of employees was approximately 183, compared to approximately 189 for the three months ended January 31, 1999.

OTHER INCOME:

Other income is comprised primarily of investment earnings from the net proceeds of the Company's initial public offering. The Company's investments are short term in nature. For the quarter ended January 31, 2000, these investments generated an annualized yield of approximately 5.6%.

INCOME TAXES:

In accordance with FASB Statement No. 109, "Accounting for Income Taxes", the Company is required to apply a separate company approach in calculating its income tax provision. For the quarter ended January 31, 2000, the Company did not record any income taxes as a result of the operating losses incurred since the Company's Initial Public Offering. The Company entered into a Tax Sharing Agreement with American Software, Inc. on January 23, 1997 that does not allow the Company to utilize its Net Operating Loss Carryforwards generated prior to the IPO.

NINE MONTHS ENDED JANUARY 31, 2000 AND JANUARY 31, 1999:
--------------------------------------------------------

REVENUES:

The Company's total revenues increased 33% to $25.4 million from $19.2 million for the comparable period a year ago. International revenues represented approximately 10% of total revenues in the nine months ended January 31, 2000 compared to approximately 16% a year ago. The decline in international revenues is largely due to the increase in domestic revenues, decreasing the international proportion of the overall revenue mix.

LICENSES. For the nine months ended January 31, 2000, license fee revenues increased 59% from the same period a year ago, to $12.2 million. The Company believes that it continues to realize positive results primarily from the implementation of its Business-to-Business Collaborative Commerce strategy, which continues the shift of its applications to Internet-based collaborative value chain management. The direct sales channel provided approximately 84% of the license fee revenues for the nine months ended January 31, 2000 compared to approximately 81% in the comparable period a year ago. The Company's indirect sales channel is principally through American Software.

MAINTENANCE. Maintenance revenues increased 21% to $7.0 million from a year ago, due to an increase in the installed base of customers. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new software licenses are the source of new maintenance customers.

SERVICES. Services revenues totaled $6.2 million, a 9% increase from the same period a year ago. Increased utilization of the Company's implementation and training services was primarily a result of the prior growth in the Company's customer base.

GROSS MARGIN:

Total gross margin for the nine months ended January 31, 2000 was 71% compared to 60% a year ago. This was largely due to an increased level of license fees, which rose to 48% of total revenues, up from 40% a year ago. The gross margin on license fees rose significantly to 79% from 52% a year ago, while gross margin on maintenance revenues increased to 80% compared to 73% a year ago. The increase in gross margin on license fees was due to the combination of higher license fees and the reduced amount of amortization expense on capitalized software, which makes up the primary component of cost of license fees. This expense decreased primarily due to the write-off of capitalized software development costs taken in the quarter ended October 31, 1998. The gross margin on services revenues decreased to 46% compared to 57% in the same period a year ago, due primarily to the timing of increased services staff levels in anticipation of future projects.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                    Nine Months Ended
                                                        ------------------------------------------------
                                                          January 31,      Percent         January 31,
                                                            2000            Change            1999
                                                        -----------------------------------------------
Gross product development  costs                           $ 6,136           (23) %          $ 7,962
  Percentage of total revenues                                  24 %                              42 %
Less:  Capitalized development                              (2,518)          (18) %           (3,084)
  Percentage of gross prod. dev. costs                          41 %                              39 %
                                                        ------------    ------------      ------------
Product development expenses                               $ 3,618           (26) %          $ 4,878
  Percentage of total revenues                                  14%                               25%

Gross product development costs decreased 23% in the nine months ended January 31, 2000 compared to a year ago. In the latter part of fiscal 1999, the Company undertook cost containment efforts in response to the "Y2K" related market slowdown. Some residual effects of these efforts were felt in the current period. The amount of capitalized development decreased 18% from a year ago, while the rate of capitalized development as a percentage of gross product development costs increased slightly to 41% from 39% a year ago. Product development expenses, as a percentage of total revenues, decreased to 14% from 25% a year ago, due to the increase in total revenues, as well as a decrease in overall product development costs.

SALES AND MARKETING. Sales and marketing expenses declined 13% from a year ago, again a result of the Company's overall cost containment efforts. As a percentage of total revenues, sales and marketing expenses were 40% for the nine months ended January 31, 2000 compared to 61% for the nine months ended January 31, 1999. This was primarily due to the increase in overall revenues, as well as the decrease in sales and marketing expenditures.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 28% from a year ago to $2.2 million, mainly as a result of the Company's reduction in employee base and the resulting decrease in administrative costs. For the nine months ended January 31, 2000, the average number of employees was approximately 184, compared to approximately 208 for the nine months ended January 31, 1999.

For the three months ended October 31, 1998, the Company incurred a charge against earnings of $1.3 million. This charge resulted from the write-off of certain capitalized software development costs, which mainly relate to legacy technology within the Company's warehouse management product line.

OTHER INCOME:

Other income is comprised primarily of investment earnings from the net proceeds of the Company's initial public offering. The Company's investments are short term in nature. For the nine months ended January 31, 2000, these investments generated an annualized yield of approximately 5.5%.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

On November 6, 1997, the Company completed its initial public offering, in which the Company received aggregate net proceeds of approximately $33.2 million after deducting underwriting discounts and offering expenses.

The Company's operating activities provided cash of approximately $5.7 million in the nine months ended January 31, 2000, and used cash of approximately $1.4 million in the same period of the prior year. The cash provided by operations during the nine months ended January 31, 2000, was primarily attributable to net income of $3.0 million, non-cash depreciation and amortization expense of $2.6 million, and deferred revenues of $439,000. This was partially offset by a decrease in accounts payable and other liabilities of approximately $297,000. The cash used by operations during the nine months ended January 31, 1999, was primarily attributable to a net loss of $8.5 million, partially offset by non-cash depreciation and amortization expense of $3.2 million, the non-cash portion of the software development cost write-off of $1.2 million, a decrease in accounts receivable of approximately $1.1 million, and an increase in deferred revenues of $1.1 million.

Cash used in investing activities was approximately $6.2 million for the nine months ended January 31, 2000, while cash provided by investing activities was approximately $2.5 million for the nine months ended January 31, 1999. For the nine months ended January 31, 2000, $3.3 million was used in the purchase of short-term investments, $2.5 million in additions to capitalized software development costs, and $353,000 in purchases of furniture and equipment. For the same period a year ago, $7.1 million was provided by the net redemptions of short-term investments. Cash used in investing activities consisted of $3.1 million in addition to capitalized software development costs, $763,000 for the purchase of a minority interest in a business, and $698,000 in purchases of property and equipment.

Cash used in financing activities totaled approximately $662,000 and $1.5 million for the nine months ended January 31, 2000 and 1999, respectively. For the period ended January 31, 2000, $736,000 was used for repurchases of the Company's common stock, while $74,000 was provided by the exercising of stock options. For the nine months ended January 31, 1999, $1.5 million was used for repurchases of the Company's common stock.

Days Sales Outstanding (DSO) in accounts receivable were 79 days as of January 31, 2000, compared to 121 days at January 31, 1999. The reduction from the same period last year was due primarily to improved collection efforts by the Company.

The Company's current ratio on January 31, 2000 was 3.8 to 1 and the Company has no long-term debt. The Company believes that its sources of liquidity and capital resources will be sufficient to satisfy its cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. The Company does not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to the Company. If available, such financing may result in further dilution to the Company's shareholders and higher interest expense.

On December 15, 1997, the Company's Board of Directors approved a resolution authorizing the Company to repurchase up to 350,000 shares of the Company's common stock through open market purchases at prevailing market prices. The Company completed this repurchase plan in November 1998. In November 1998 the Company adopted an additional repurchase plan for up to 800,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility's common stock and management's assessment of the Company's liquidity and cash flow needs. For both plans, through March 10, 2000, the Company had purchased a cumulative total of 562,811 shares at a total cost of approximately $4.3 million.

Year 2000 Compliance

The Company believes that its compliance and remediation efforts leading up to the Year 2000 were effective in preventing any material Year 2000 related problems, since the Company has not received to date any reports of Year 2000 related erroneous results or system failures in the software products it markets or in the software and hardware it utilizes internally. There may, however, still be residual problems related to the Year 2000 issue that could result in a decrease in the sales of software and services that the Company provides, or an increase in litigation costs relating to losses suffered by the Company or its clients due to such problems.

The Company may in the future be subject to claims based on Year 2000 problems in its own products, as well as in others' products, and issues arising from the integration of multiple products within an overall system. Although the Company has not been a party to any litigation involving its products or services related to Year 2000 compliance issues, there can be no assurance that the Company will not be required to defend its products or services in such proceedings in the future, or otherwise address claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results, and financial condition.

The Company believes that Year 2000 issues have affected and may continue to affect the purchasing decisions of customers and potential customers of the Company's products. Many businesses expended significant resources on projects to make their current hardware and software systems Year 2000 ready. Such expenditures may result in reduced funding for projects to purchase software products such as those offered by the Company. Any of the foregoing could have a material adverse effect on the Company's business, operating results and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.   For the quarter ended January 31, 2000, the Company
generated 11% of its revenues outside the United States. International sales usually are made by the Company's foreign subsidiaries and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies. The effect of foreign exchange rate fluctuations on the Company during the quarter ended January 31, 2000 was not material.

Interest rates.   The Company manages its interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with the Company's investment policy. These instruments are denominated in U.S. dollars. The fair value of securities held at January 31, 2000 was approximately $17.3 million.

The Company also holds cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency.

Many of the Company's investments carry a degree of interest rate risk. When interest rates fall, the Company's income from investments in variable-rate securities declines. When interest rates rise, the fair market value of the Company's investments in fixed-rate securities declines. The Company attempts to mitigate risk by holding fixed-rate securities to maturity, but should its liquidity needs force it to sell fixed-rate securities prior to maturity, the Company may experience a loss of principal.


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
               11.1    Statement re: Computation of Per Share Earnings (Loss).

               27      Financial Data Schedule

               (b) No report on Form 8-K was filed during the quarter ended January 31, 2000.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LOGILITY, INC.

DATE      March 10, 2000                    /s/ J. Michael Edenfield
          --------------                    --------------------------------
                                            J. Michael Edenfield
                                            President, Chief Executive Officer


DATE      March 10, 2000                    /s/ Vincent C. Klinges
          --------------                    --------------------------------
                                            Vincent C. Klinges
                                            Chief Financial Officer