Form 10-K405
period 2000-04-30
LOGILITY INC
filed 2000-07-28
CIK 1043915

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

   For the fiscal year ended April 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [No Fee Required]

   For the transition period from           to

                         Commission File Number 0-23057

                               ----------------

                                 LOGILITY, INC.
             (Exact name of registrant as specified in its charter)

                   Georgia                                       58-2281338
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)
       470 East Paces Ferry Road, N.E.                             30305
              Atlanta, Georgia                                   (Zip Code)
  (Address of principal executive offices)

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [_]

   At July 17, 2000, 13,307,182 Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Common Shares as quoted on the NASDAQ National Market System at July 17, 2000) of the shares held by nonaffiliates was approximately $10.9 million.

           DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

1. 2000 Proxy Statement into Part III.
2. Form S-1 Registration Statement No. 333-33385 into Part IV.
3. Form S-8 Registration Statement No. 333-62531 into Part IV.
4. Form S-8 Registration Statement No. 333-66773 into Part IV.

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

Company Overview

   Logility, Inc. ("Logility" or the "Company") was incorporated as a Georgia corporation in July 1996. Logility is a leading provider of e-Business solutions for business-to-business (B2B) collaborative commerce that optimize internal and external operating efficiencies of manufacturers, suppliers, distributors, retailers and other organizations along the value chain. The value chain refers to the complex network of relationships that organizations maintain with trading partners to source, manufacture and deliver products to the customer. Our solutions enable enterprises to significantly improve efficiencies, collaborate with suppliers and customers, respond to market demands and engage in dynamic business relationships via the Internet. The Company's Logility Voyager Solutions(TM) consists of an Internet-based, integrated software suite that provides advanced supply chain management including collaborative planning, supply chain execution, and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service across our customers' value chains, private Internet portals and public e-Business trading exchanges.

   Leveraging our value chain management expertise, Logility was an innovator in developing and deploying B2B e-Business with our first Internet-based collaborative planning solution implemented in 1996. The Company has continued to invest and expand its e-Business offerings to incorporate Collaborative Planning, Forecasting and Replenishment(R) (CPFR(R)) standards as well as emerging collaborative supply chain execution standards for transportation and distribution center management. Our Logility Voyager Solutions suite and i-Community services are designed to power the emerging Internet trading exchanges and marketplaces for collaborative planning and procurement of direct materials. We believe that private and public Internet-based trading exchanges and marketplaces will increase demand for our solutions. Logility will continue to focus its efforts on the evolving market requirements for innovative B2B e-Business solutions.

   The Company's software solution is modular and scaleable to meet the management requirements of complex processes involving tens of thousands of products across multiple sites. In addition, it can be integrated with existing software systems and a variety of Internet and client-server operating environments and platforms. The Company has licensed one or more modules of Logility Voyager Solutions to more than 400 companies worldwide, including British Telecommunications, Canandaigua Wine, CITGO, ConAgra, Eastman Chemical Company, Heineken USA, Magneti Marelli, Mercury Marine, Pharmacia & Upjohn, Pfizer International, Reynolds Metals, Sony Electronics and VF Corporation. The Company sells its products through direct and indirect channels. The Company derived approximately 11% of its revenues in the fiscal year ended April 30, 2000 from international sales.

Industry Background

   In response to global competitive pressures, companies are continually seeking new ways to enhance the productivity of their enterprise business systems and processes. Those companies that effectively communicate, collaborate and integrate with their trading partners within the extended enterprise or "value chain" can realize significant competitive advantages in the form of lower costs and greater customer responsiveness. Value chain management refers to the process of managing the complex network of relationships that organizations maintain with external trading partners (suppliers, manufacturers, distributors and customers) to source, manufacture and deliver goods and services to the end consumer. Value chain management involves both the activities related to supplying products or services as well as the sales and marketing activities that impact the demand for goods and services, such as promotions, pricing and forecasting.

   Today several market trends are driving organizations to expand collaboration with trading partners along the value chain. A general shift in market power has forced manufacturers and distributors to become more responsive to retailers and consumers, which has increased the demand for improved planning capabilities. At the same time, competitive pressures are forcing manufacturers to reduce costs, decrease order cycle times and improve operating efficiencies. As a result, manufacturers are increasingly under pressure to better manage the value chain as they seek to improve manufacturing efficiency and logistics operations while maintaining flexibility and responsiveness to changing market conditions and customer demands. These pressures are compounded by the increasing complexity and globalization of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

   The growth and rapid adoption of the Internet has enhanced the ability of organizations along the value chain to integrate their processes through collaborative planning to synchronize internal assets and production with external demand and supplier capabilities. Behind this rapid adoption are technologies and concepts that are converging more quickly than ever before toward the enormous opportunities to reduce costs, earn fees or sell products that facilitate B2B e-Business and the integration of value chains comprised of suppliers, manufacturers, distributors and customers. These "networked" value chains are rapidly evolving into Internet-based trading exchanges or marketplaces, re-engineering business processes to improve flexibility and responsiveness to changing market conditions. The result is business-to-business e-Business, focused on planning, forecasting, procurement and fulfillment of direct materials.

   AMR Research (AMR Research Report on e-Commerce Applications for April 2000) projects that B2B e-commerce will reach $5.7 trillion by the end of 2004, representing 29% of the dollar value of US-based commercial transactions. AMR states, "E-commerce does not replace the need to improve internal Supply Chain Management (SCM) practices. On the contrary, e-commerce is the next step in the evolution of advanced SCM concepts. To take full advantage of B2B e-commerce's rapid adoption, companies will have to step up the implementation of Advanced Planning and Scheduling (APS), Available-to-Promise (ATP), Vendor-Managed Inventories (VMIs), collaboration, and other supply chain management techniques."

   Additionally, Forrester Research reports that business-to-business e-commerce is "set to surge" and predicts that "by 2002, 93% of firms expect to transact business over the Net." (Forrester Research Report on eMarketplaces Boost B2B Trade, February 2000.)

   To leverage the Internet for commercial benefit and facilitate enhanced collaboration among the various trading partners in the value chain, organizations are increasingly deploying business-to-business e-Business solutions to address their planning and supply chain execution requirements. The planning function involves the proactive use of information to facilitate the delivery of the right products on time to the correct location and at the lowest cost. The planning process focuses on demand forecasting, inventory simulation, event planning, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to increase revenues, improve forecast accuracy, optimize production scheduling, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service. The supply chain execution function addresses procuring, manufacturing and distributing products throughout the value chain. Within the supply chain execution function, increasing focus is being placed by organizations on the effective management of warehouse and transportation operations and the need for their integration with planning systems and other enterprise software applications, to increase the efficient and effective fulfillment of customer orders in both business-to-business and business-to-consumer sectors.

   In order to effectively manage and coordinate value chain activities, companies require planning and supply chain execution software that provides for integrated communication and collaboration among the various constituents along the value chain. This enhanced collaboration synchronizes production plans with demand forecasts, thereby minimizing bottlenecks that lead to production delays and excess inventory. Companies who have implemented our advanced collaboration processes such as Collaborative Planning, Forecasting and Replenishment (CPFR) have seen benefits such as increased revenues, lower operational costs and shortened cycle times. According to the Voluntary Interindustry Commerce Standards ("VICS"), of which Logility is an advisory board member on the CPFR subcommittee, "CPFR is a business process model for value chain partners to coordinate plans in order to reduce variance between supply and demand." VICS developed this process in conjunction with major retailers, manufacturers and suppliers to enable true collaboration. CPFR is a business model that changes the nature of the relationship between trading partners.

   In addition, companies seek integrated planning and execution systems that further optimize the flow of products to the customer through enhanced transportation and warehouse management capabilities. Organizations are also demanding solutions that are modular and scaleable to fit the changing needs of the organization and that can be rapidly deployed.

Strategy

   The Company's objective is to become the leading provider of e-Business solutions for business-to-business collaborative commerce and advanced supply chain management, enabling companies to optimize their operations associated with the manufacture and distribution of products in target markets such as consumer goods, retail and process manufacturing. The Company's strategy includes the following key elements:

     Leverage and Expand Installed Base of Customers. The Company currently targets businesses in the consumer goods, retail, chemicals, pharmaceuticals, food and beverage, and oil and gas value chains consisting of suppliers, manufacturers, distributors, and retailers. The Company intends to continue to leverage its installed base of more than 400 customers to introduce additional functionality, product upgrades, complementary modules, and application hosting services. In addition, the Company intends to expand sales to new customers in its existing vertical markets and to target additional vertical markets over time.

     Continue to Expand Sales and Marketing. The Company intends to continue to pursue an increased share of the e-Business market for business-to-business software solutions by expanding its sales and marketing activities. The Company intends to continue building a direct sales force that is focused on selected vertical markets, such as consumer goods, retail and process manufacturing value chains. In fiscal year 2000, the Company expanded its total sales and marketing staff by 34%.

     Maintain Technology Leadership. The Company believes that it is a technology leader in the field of e-Business software solutions and intends to continue to provide innovative, advanced solutions and services to this market. The Company believes that it was one of the earliest providers of supply chain planning software solutions on a client-server platform and on Windows NT, and the first to introduce a value chain planning software solution that operates over the Internet. The Company intends to continue to develop and introduce new or enhanced products and keep pace with technological developments and emerging industry standards.

     Extend e-Business Strategy. The Company launched an e-Business initiative in fiscal year 2000 to deliver a full suite of products and services for Internet-based supply chain planning and execution to power business-to-business trading exchanges and marketplaces. The Company's Collaborative Commerce strategy includes four levels of products and services designed to enable the optimization of the customer's value chain and improve collaboration. These products and services include:

    . Logility Voyager Solutions -- Business solution for end-to-end value chain management including planning and supply chain execution

    . Collaborative Commerce Solutions--expands the number of business processes that can be executed via intranets, extranets and the Internet to include both internal and external trading partners

    . i-ConnectionSM--Logility's applications hosting service and applications management resources

    . i-CommunitySM--enables companies to collaborate with trading partners through a web-based network

     Invest Aggressively to Build Market Share. We have made and continue to make substantial investments to expand our sales force, research and development efforts, and consulting and administrative infrastructure balanced with our goals for increasing profitability. We believe investments are necessary to increase our market share and to capitalize on the growth opportunities in the emerging business-to-business e-Business market.

     Acquire or Invest in Complementary Businesses, Products and
  Technologies. The Company believes that select acquisitions or investments may provide opportunities to broaden our product offering to provide more advanced solutions for e-Business which complement or expand our solutions and target markets.

     Focus on Integrated Planning and Supply Chain Execution Solution. The Company believes it is one of the few providers of integrated value chain management software solutions addressing both demand and supply planning as well as transportation and warehousing logistics requirements. The Company is focusing on providing the most comprehensive planning and execution solution aimed at optimizing operations along the value chain. The Company intends to continue to focus its development initiatives on enhancing its end-to-end solution and introducing additional capabilities that complement its integrated solution.

     Focus on MidMarket. The Company has defined as "MidMarket" those corporations or divisions of corporations that have annual revenues ranging from $200 million to $2 billion. Organizations of this size fit the Company's historical customer profile, and are prime candidates for the purchase and use of the Company's unique full suite of integrated products operating on UNIX, Windows NT/Windows 2000 and OS400. Focus on the MidMarket was reinforced with the March 2000 announcement of a strategic partnership between the Company and IBM to jointly target the MidMarket for specific vertical markets. Additionally, the Company anticipates that its e-Business strategy will be well accepted in this market segment.

     Increase Penetration of International Markets. In fiscal year ended April 30, 2000, the Company generated 11% of its total revenues from international sales and has marketing relationships with a number of international distributors. The Company intends to expand its international presence by adding additional direct sales personnel to address international markets and has created additional relationships with distributors in Europe, Latin America and the Asia/Pacific region.

     Expand Strategic Relationships. The Company intends to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and e-Business vendors to integrate the Logility Voyager Solutions suite into their services and products and to create joint marketing opportunities. The Company has a number of marketing alliances, including those with Arthur Andersen, Adusa, Inc., Clarkston Potomac, EDS, GERS Retail Systems, Great Plains Software, Inc., IBM, Infinium, INSIGHT, Inc., Microsoft, Oracle, Tompkins Associates, and WaveBend Solutions (formerly BDO Seidman). In addition, the Company has developed a network of international agents who assist in the sale and support of the Company's products. The Company intends to utilize these and future relationships with software and service organizations to enhance its sales and marketing position.

     Continue to Focus on Providing High Quality Customer Service. Providing high quality customer service is a critical element of the Company's strategy. The Company intends to continue to invest in technology and personnel to accommodate the needs of its growing customer base. Logility will continue to seek new ways to improve service to customers. By providing application hosting services customers have an additional deployment option that provides an alternative to managing their own Logility Voyager Solutions applications.

Logility Products and Services

 Key Benefits

   The Company's integrated product line, Logility Voyager Solutions, is an e-Business suite of business-to-business collaborative commerce solutions that enables end-to-end supply chain management within and between manufacturers, suppliers, distributors and retailers to more effectively manage the activities along their respective value chains and enable collaboration among external trading partners. Logility also provides collaborative commerce products to expand the number of business processes that can be executed via intranets, extranets and the Internet. Logility's services include the i-Community, which facilitates CPFR-based collaborative commerce within a web-based network of trading partners including suppliers, manufacturers, retailers and customers. Logility Voyager Solutions are also designed to power Internet-based trading exchanges, marketplaces and private company portals. The i-Community is powered by the Logility Voyager Solutions suite and enables companies to quickly reap the benefits of collaboration with external trading partners.

   The key benefits of the Company's software solutions and services include the following:

     e-Business Solution for End-to-End Value Chain Management. The Company's Logility Voyager Solutions provide functionality that addresses both the flow of information and the flow of products throughout the value chain. By synchronizing its comprehensive planning software products with its transportation and warehouse management software solutions, the Company's product suite can more efficiently and accurately coordinate the delivery of products to the customer. This end-to-end approach allows maximum synchronization of activities along the value chain including collaboration with external trading partners.

     Advanced Collaborative Planning and Supply Chain Execution Functionality. The Company's products allow for collaboration among the various levels within an organization and among external constituents (trading partners) throughout the value chain. The architecture of Logility Voyager Solutions enables key constituents to participate in the planning process, including marketing, sales, manufacturing, procurement, logistics and transportation personnel, so that the requirements of all groups are factored in to create one consensus plan. The Company's collaborative planning functionality is further enhanced with collaborative commerce tools such as the Company's Logility Voyager XPS(TM) (eXtensible Planning Solution), which leverages Internet technology to facilitate information sharing directly with trading partners. Voyager XPS supports the business processes and practices defined in the CPFR guideline, enabling B2B collaborative commerce via the Internet between two or more trading partners. Complementing Voyager XPS on the supply chain planning side is Logility Voyager XES(TM) (eXtensible Execution Solution) on the supply chain execution side. This solution extends collaboration to transportation and distribution center management trading partners. Through the Company's i-CommunitySM, a collaborative network of trading partners, customers will be able to exchange information and conduct collaborative planning, forecasting and replenishment as well as streamline the order fulfillment process through collaboration amongst warehouse, transportation and carrier trading partners.

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

     Robust Supply Chain Execution Solution. The Company's Supply Chain Execution components of Logility Voyager Solutions support the needs of single or multi-site operations by systematically balancing logistics strategies, customer service policies, carrier effectiveness and inventory levels.

     Rapid Deployment. The Company's products utilize a modular design, thereby streamlining implementation and allowing deployment in a relatively short time frame. The comprehensive functionality of each module generally permits customers to implement the solutions with nominal modifications. In addition, the Company's software combines sophisticated techniques and tools with intuitive, Windows-and browser-based interfaces to reduce training requirements and implementation tasks. The Logility i-Community provides a complete solution for web-based networking of trading partners that facilitates CPFR-based collaboration with suppliers, manufacturers, retailers and customers. The i-Community allows trading partners to quickly access and leverage the Logility Voyager Solutions suite and gain the benefits of e-Business via a web-browser.

     Open, Scaleable, Internet and Client-Server Architecture. Logility's software has been designed to leverage the Internet to reach remote corporate users and incorporate external trading partners. The application suite integrates with existing in-house and third-party software applications and a variety of operating environments and platforms. The software is scaleable to manage complex processes involving tens of thousands of products across multiple sites.

 Product Features

   Logility Voyager Solutions is designed to synchronize demand opportunities with supply constraints and logistics operations. The suite is comprised of a series of Internet-based, integrated modules that provide a robust solution for value chain management resulting in both external and internal collaboration to streamline the supply chain. These modules can be implemented individually in certain cases, as well as in combinations or as a full solution suite. Logility Voyager Solutions supports multiple communications protocols and is designed to operate with industry-standard open technologies, including leading web-based and client-server environments, such as HP9000, IBM RS/6000, AS/400 and Intel-based servers running Windows NT/Windows 2000 on Oracle, Microsoft SQL Server and DB2. The following table summarizes the Company's product line:

            Module           Features
  -----------------------    -----
   Logility Voyager          . Collaborative Planning, Forecasting and
XPS(TM)                      Replenishment (CPFR)
                              compliant
                             . Collaborative planning with trading partners
                             . Configurable deployment
                             . Open integration architecture
                             . Value Chain Workflow(TM)
                             . Universal Exception Builder for managing exceptions

   Logility Voyager          . Collaborative warehouse and transportation
XES(TM)                      planning
                              with trading partners
                             . Configurable deployment
                             . Open integration architecture
                             . Value Chain Workflow(TM)
                             . Universal Exception Builder for managing exceptions

   Value Chain               . Strategic distribution network optimization
Designer(TM)                 . Customer assignment
                             . Facility location
                             . Balancing customer service levels and cost
                             . Sourcing selection and capacity planning

            Module           Features
  -----------------------    -----
   Demand Planning           . Item and Group forecasting
                             . Self-selecting forecast models
                             . Personalized data views
                             . Item stratification
                             . Product life cycle management with simulation
                             . Drag and drop data manipulation
   Inventory Planning        . Time-phased view of inventory
                             . Graphical simulations of inventory trade-off
                             . Views of dependent and independent demand
                             . Inventory management variables
   Event Planning            . Promotion planning
                             . Self-learning capabilities using artificial
                             intelligence
                             . Causal-based forecasting
                             . Promotion profitability simulations
   Demand Chain              . Forecast retrieval and modifications via the
Voyager(TM)                  Internet and Corporate Intranets
                             . Tight integration with Demand Planning
                             . Promotion planning calendars
                             . Comprehensive security features
                             . Collaborative planning with trading partners
   Manufacturing Planning    . Enterprise-wide capacity planning
                             . Plant-level scheduling
                             . Supports activity-based costing
                             . Optimizes sourcing decisions' actual costs
                             . Interactive simulation
                             . Real-time, in memory model
                             . Distributed and remote visual capacity planning
                             . Remote and collaborative manufacturing
   Replenishment Planning    . Supports continuous replenishment strategies
                             . Constrained, time-phased distribution
                             requirements planning
                             . Proactive action messages
                             . EDI integration
                             . Available-to-promise methodologies
                             . Multi-site sourcing and allocation
   Transportation Planning   . Load Control Center
                             . Shipment planning and consolidation
                             . Freight rating and routing
                             . Carrier selection
                             . Optimized inbound and outbound planning
   Transportation            . Load tendering
Management                   . Shipment confirmation
                             . Freight audit and payment control
                             . Shipment documentation and tracking
   Warehouse PRO(R)          . Object oriented architecture
                             . User configurable options
                             . Advanced workflow technology
                             . Dynamic label and report printing
                             . Integrated graphical user interface

   Logility Voyager XPS. Voyager XPS (eXtensible Planning Solution) is an Internet-based value chain management application that allows the user to implement a business process for Collaborative Planning, Forecasting and Replenishment (CPFR) that eliminates traditional barriers among trading partners. Voyager XPS is a completely CPFR-compliant application that provides configurable deployment, scalability, Microsoft-centric architecture, open-integration architecture, value chain workflow and a universal exception builder for managing exceptions.

   Logility Voyager XES. Voyager XES (eXtensible Execution Solution) extends collaboration to include transportation and distribution center management trading partners. Voyager XES includes tools to manage communications related to customer orders, freight shipments, suppliers' products, and more. Voyager XES optimizes warehousing and shipping plans to ensure that customer orders are efficiently scheduled, executed and tracked for on-time delivery.

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

   WarehousePRO. WarehousePRO incorporates advanced workflow technology, industry-specific best practices and radio frequency data collection terminals to optimize warehouse operations. The software's object-oriented design allows users to define the properties of specific items, locations, or processes, thereby reducing the need for custom programming. The solution is highly flexible and can be reconfigured by the user to adapt to changing business requirements. WarehousePRO features an extensive workflow library of user-selected templates incorporating industry-specific best-practice warehousing techniques. With built-in standard interfaces to major radio frequency data collection systems, the software delivers more accurate inventory accountability and improved warehouse efficiency. WarehousePRO's performance analysis tools generate graphical reports that illustrate productivity gains, warehouse efficiency and inventory controls, enabling users to make real-time management decisions.

   The price for the Company's products typically is determined based upon the number of modules licensed and the number of servers, users and/or sites for which the solution is designed. During fiscal year ended April 30, 2000, license fees for a new customer ranged from $125,000 to $3.0 million.

Customers

   The Company primarily targets businesses in the consumer-packaged goods, retail and process manufacturing value chains. A sample of companies that have purchased one or more of the Company's products follows:

                           Chemicals, Oil & Gas,
   Consumer Goods             Pharmaceuticals      Manufacturing and Others
   --------------          ---------------------- ---------------------------
   Aurora Foods            BOC Distribution Svcs. Appleton Paper
   Broyhill Furniture      CITGO                  British Telecommunications
   Canandaigua Wine        Eastman Chemical Co.   Koch Industries
   ConAgra, Inc.           Nordic Synthesis AB    Magneti Marelli
   Eagle Family Foods      Pfizer, Inc.           Mercury Marine
   French Fragrances       Pharmacia & Upjohn     Peugeot International
   Heineken USA            Sigma-Aldrich Corp.    Powerware Corporation
   L'Oreal USA                                    Raytheon Marine Company
   Maybelline Inc.                                Reynolds Metals
   McCormick & Company                            Robert Horne Paper
   Nestle France                                  Siecor
   Saks Incorporated                              Sony Electronics
   Sara Lee Knit Products                         Sprint PCS
   S.C. Johnson & Sons                            Subaru of America, Inc.
   Seagram's                                      Tyco Plastics and Adhesives
   SmarterKids.com                                Union Camp
   Tiffany's                                      US Ceramic Tile Company
   Unilever
   VF Corporation
   Wickes Furniture
   W.S. Badcock Furniture

   In fiscal year 2000, one customer, ConAgra, Inc., accounted for approximately 13% of total revenues. No other customer accounted for 10% or more of the Company's total revenues during that fiscal year.

Sales and Marketing

   The Company markets its products through direct and indirect sales channels. The Company conducts its principal sales and marketing activities from corporate headquarters in Atlanta, Georgia, and has sales and/or support offices in Boston, Chicago, Minneapolis, and Raleigh. Sales channels outside of North America are managed from Logility's international offices in the United Kingdom.

   The Company has a number of marketing alliances, including those with Arthur Andersen, Adusa, Inc., Clarkston Potomac, EDS, GERS Retail Systems, Great Plains Software, Inc., IBM, Infinium, INSIGHT, Inc., Microsoft, Oracle, Tompkins Associates, and WaveBend Solutions (formerly BDO Seidman). In addition, the Company has developed a network of international agents who assist in the selling of the Company's products. The Company intends to utilize these and future relationships with software and service organizations to enhance its sales and marketing position.

   The Company has arrangements with independent distributors and resellers throughout Europe and the Asia/Pacific region, which distribute the Company's product line in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with the licensing of the Company's products.

   To support its direct sales force, the Company conducts marketing programs that include public relations, direct marketing, advertising, trade shows, product seminars, industry speakers, user group conferences and ongoing customer communication programs.

Customer Service and Support

   The Company provides the following services and support to its customers:

     Implementation Support: ExpressROI(TM). The Company offers its customers a professional and proven implementation program that facilitates rapid implementation of the Company's software products. Logility consultants, through the ExpressROI program, help customers define the nature of their project, and subsequently proceed through the implementation process. The Company provides training for all users and managers involved. The Company first establishes measurable financial and logistics performance indicators, then evaluates them for conformance during and after implementation. Additional services beyond implementation can include post-implementation reviews to further enhance the benefits to customers.

     Implementation; General Training Services. The Company offers its customers post-delivery professional services consisting primarily of implementation and training services, for which the Company typically charges on a daily basis. Customers that choose to purchase implementation services receive assistance in integrating the Company's solution with existing software applications and databases. Implementation of Logility Voyager Solutions typically requires three to nine months, depending on factors such as the complexity of a customer's existing system, the number of modules purchased, and the number of end users.

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

Research and Product Development

   During fiscal 2000, 1999, and 1998, the Company expensed approximately $4.9 million, $6.2 million, and $5.6 million, respectively, for research and development. In addition, the Company capitalized $3.4 million, $3.9 million, and $3.2 million in software development costs during fiscal years 2000, 1999, and 1998, respectively, in accordance with the Statement of Financial Accounting Standards No. 86. The Company's new internal product development and enhancements of existing products include two categories: research and development expenditures and additions to capitalized computer software development costs. These combined categories totaled $8.3 million, $10.1 million, and $8.8 million in fiscal years 2000, 1999 and 1998, respectively, and represented 26%, 37%, and 25%, respectively, of total revenues in those years.

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

   The current release of Logility Voyager Solutions is version 5.4. This version is based on an integrated object-oriented architecture for maximum scalability and messaging functionality that supports the increasingly distributed nature of value chain planning. The Company has developed interfaces with leading ERP vendors such as SAP, Oracle and PeopleSoft.

Competition

   The Company's products are targeted at emerging markets within the application software market, which is intensely competitive and characterized by rapid technological change. The Company's competitors are diverse and offer a variety of solutions directed at various aspects of the value chain, as well as the enterprise as a whole. The Company's existing competitors include application software vendors, such as i2 Technologies and Manugistics. In addition, the Company faces potential competition for Logility Voyager Solutions from (i) enterprise resource application software vendors such as SAP, PeopleSoft, JD Edwards, and Oracle, each of which currently offers sophisticated ERP solutions that currently or may in the future incorporate supply chain management modules, advanced planning and scheduling or business-to-business e-Business software; (ii) internal development efforts by corporate information technology departments; (iii) smaller independent companies that have developed, or are attempting to develop, value chain management software that compete with the Company's software solution; and (iv) other business application software vendors that may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of value chain management software.

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

   The Company also expects to face additional competition as other established and emerging companies enter the market for business-to-business e-Business and value chain management software and new products and technologies are introduced. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

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

   Despite the measures taken by the Company to protect its proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

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

Employees

   As of April 30, 2000, the Company had 206 full-time employees, consisting of 51 in sales and marketing, 81 in product development, 68 in customer support and implementation services and 6 in administration and finance. In addition, the Company shares a number of administrative and finance personnel with American Software. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes its employee relations are good.

                                  RISK FACTORS

Factors That May Affect Future Results and Market Price of Stock.

   We have included certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K. We may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K.

   We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. This section should be read in conjunction with the audited Combined Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended April 30, 1998, 1999 and 2000 contained elsewhere in this Form 10-K.

Our Success Is Dependent on the Emerging Market for Value Chain Management Software.

   We currently derive, and expect to continue to derive, substantially all of our revenues from licenses and services related to value chain management software products. The market for value chain management software is still emerging. There can be no assurance that this market will continue to grow or, even if it does grow, that businesses will purchase our products. We have spent, and intend to continue to spend, considerable resources educating potential customers generally about value chain management software solutions and specifically about our products. There can be no assurance, however, that such expenditures will enable us to achieve any additional degree of market acceptance. If the market for value chain management software fails to grow or grows more slowly than we currently anticipate, our business, operating results and financial condition would be materially and adversely affected.

We Have Recently Expanded Our Technology into Several New Business Areas and Cannot Be Certain that our Expansion Will Be Successful.

   Our future success depends to a large degree on the Internet being accepted and widely used for commerce. We have recently expanded our technology into a number of new business areas to foster long-term growth, including business-to-business electronic commerce, and other products and services that can be offered over the Internet. These areas are relatively new to our product development and sales and marketing personnel, and we cannot be assured that the markets for these products will develop or that we will be able to compete effectively or will generate significant revenues in these new areas. As a result, our success in this area is difficult to predict.

Implementation of Business-to-Business Collaborative Commerce Strategy.

   We intend to continue to devote significant resources to the implementation of our Business-to-Business Collaborative Commerce strategy. Expanding the number of business processes that can be executed via intranets, extranets and the Internet is a key component of the strategy. Because of the special risks associated with developing and marketing products intended for this market segment noted in "Our Business is Subject to Rapid Technological Change and New Products" below, there can be no assurance that we will be successful in the implementation of our strategy.

Our Success Depends Upon The Continued Expansion of Indirect Channels.

   We are building and hope to maintain strong working relationships with ERP system vendors and consulting firms that we believe can play important roles in marketing our products. We are currently investing, and intend to continue to invest, significant resources to develop these relationships, which could adversely affect our operating margins. There can be no assurance that we will be able to attract organizations that will be able to market our products effectively or that will be qualified to provide timely and cost-effective customer support and service. In addition, our arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause. In addition, many of these organizations have marketing and other relationships with our competitors. Therefore, there can be no assurance that any organization that sells or markets our products will continue its involvement with our products, and the loss of important alliances could materially adversely affect our results of operations. In addition, if we are successful in selling products as a result of these relationships, any material increase in our indirect sales as a percentage of total revenues would be likely to adversely affect our average selling prices and gross margins because of the lower unit prices that we receive when selling through indirect channels.

There is Intense Competition in the Industry, Which Requires Us to Constantly Create New Products, Improve Our Existing Products and Sell Our Products at Competitive Prices.

   We compete with a variety of software vendors, including Internet application vendors in the enterprise application software market segment, vendors in the manufacturing software application market segment, vendors in the emerging enterprise resource optimization software solutions market segment and numerous small firms that offer products and services with new or advanced features. As a result, the market for business application software and related services has been and continues to be intensely competitive. Some competitors have become more aggressive with their payment terms and issuance of contractual implementation terms or guarantees. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms.

   Some of our competitors may have an advantage over us due to their significant worldwide presence, longer operating and product development history, and substantially greater financial, technical and marketing resources than ours. Furthermore, potential customers may consider outsourcing options, including data center outsourcing, service bureaus and application service providers, as viable alternatives to licensing our software products.

Our Business is Subject to Rapid Technological Change and New Products.

   The market for our software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. Our future success will depend upon our ability to continue to enhance our current product line, to maintain and extend compatibility with leading ERP systems and with widely used hardware and operating system platforms, and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. The introduction of products using new technologies and the emergence of new industry standards could render our existing products, and products currently under development, obsolete and unmarketable. In addition, there are special risks associated with products, such as the Demand Chain Voyager and Logility Voyager XPS modules, that must comply with rapidly changing Internet standards. There can be no assurance that we will be successful in developing and marketing, on a timely and cost-effective basis, fully functional product enhancements or new products that respond to technological advances by others, or that our new products will achieve market acceptance. Our failure to successfully develop and market product enhancements or new products could have a material adverse effect on our business, operating results and financial condition.

Our Software Products and Product Development are Complex, Which Make it Increasingly Difficult to Innovate, Extend Our Product Offerings, and to Avoid Costs Related to Correction of Program Errors.

   Despite testing by us and by third parties, our software programs, like all software programs generally, may contain a number of undetected errors when they are first introduced or as new releases are subsequently released. This may result in increased costs to correct such errors and reduced acceptance of our software products in the marketplace. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:

  . vendor hardware platforms;

  . operating systems and updated versions;

  . application software products and updated versions; and

  . relational database management system platforms and updated versions.

   Developing consistent software product performance characteristics across all of these combinations could place a significant strain on our development resources and software product release schedules.

We Depend on Third-Party Technology that Could Result in Increased Costs or Delays in the Production and Improvement of Our Products.

   We license certain third-party software products that we incorporate into our own software products. If any of the third-party software vendors were to change their product offerings or terminate our licenses, we might need to incur additional development costs to ensure continued performance of our products. In addition, if the cost of licensing any of these third-party software products significantly increases, our gross margin levels could significantly decrease.

   We rely on existing partnerships with certain other software vendors who are also competitors. If these vendors change their business practices in the future, we may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by our existing vendors.

We Could Experience Fluctuations in Quarterly Operating Results That Could Adversely Impact Our Stock Price.

   Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. Our contracting activity is difficult to forecast for a variety of reasons, including the following:

  . a significant portion of our license agreements are completed within the last few weeks of each quarter;

  . Our sales cycle is relatively long and variable because of the complex and mission-critical nature of our products;

  . the size of our license transactions can vary significantly;

  . the possibility of economic downturns characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs may substantially reduce contracting activity;

  . customers may unexpectedly postpone or cancel system replacement or new system evaluations due to changes in their strategic priorities, project objectives, budgetary constraints or company management;

  . customer evaluations and purchasing processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be difficult and time consuming, even after selection of a vendor;

  . the number, timing and significance of software product enhancements and new software product announcements by us and our competitors may affect purchase decisions.

   Several factors may require us to defer recognition of license revenue for a significant period of time after entering into a license agreement, including:

  . whether the license agreement relates to then unavailable software products;

  . whether enterprise transactions include both currently deliverable software products and software products that are under development or other undeliverable elements;

  . whether the customer demands services that include significant modifications, customizations or complex interfaces that could delay product delivery or acceptance;

  . whether the transaction involves acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as known defects; and

  . whether the transaction involves payment terms or fees that depend upon contingencies.

A Significant Portion of Our Revenue in any Quarter May be Derived from a Limited Number of Large, Non-Recurring License Sales.

   We expect to continue to experience from time to time large, individual license sales, which may cause significant variations in quarterly license fees. We also believe that purchasing our products is relatively discretionary and generally involves a significant commitment of a customer's capital resources. Therefore, a downturn in any potential customer's business could result in order cancellations that could have a significant adverse impact on our revenue and quarterly results. Moreover, declines in general economic conditions could precipitate significant reductions in corporate spending for information technology, which could result in delays or cancellations of orders for our products.

   Because of the factors listed above and other specific requirements under GAAP for software revenue recognition, we must have very precise terms in our license agreements in order to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that meets the criteria under GAAP for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.

   Variances or slowdowns in our prior quarter contracting activity may affect our consulting, training and maintenance service revenues since these revenues typically follow license fee revenues. Our ability to maintain or increase service revenue primarily depends on our ability to increase the number of our licensing agreements. In addition, our expense levels, operating costs and hiring plans are based on projections of future revenues and are relatively fixed. If our actual revenues fall below expectations, our net income is likely to be disproportionately adversely affected.

Our Future Growth is in Part Dependent on our International Operations.

   We derived approximately 11%, 14%, and 9% of our total revenues from international sales in the fiscal years ended April 30, 2000, 1999 and 1998, respectively. We believe that continued growth and profitability will require increased international sales. We must establish additional foreign operations and hire additional personnel, as well as expand our indirect sales channels in markets outside North America. To the extent that we are unable to do so in a timely and effective manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially adversely affected. In addition, even if our international operations are successfully expanded, there can be no assurance that we will be able to maintain or increase international market demand for our products or that such operations will be profitable.

We May Change Our Pricing Practices, Which Could Impact Operating Margins or Customer Ordering Patterns.

   In the future, we may choose to make changes to our pricing practices. For example, we may offer additional discounts to customers, reduce transactions that involve a perpetual use license to our software products or change maintenance pricing. Such changes could reduce margins or inhibit our ability to sell our products.

Recent Accounting Pronouncements Could Adversely Impact Our Profitability by Delaying Some Revenue Recognition into Future Periods.

   Over the past several years, the American Institute of Certified Public Accountants issued Statement of Position, or SOP 97-2, "Software Revenue Recognition," and SOP 98-9, "Software Revenue Recognition With Respect to Certain Transactions." These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we currently comply with SOPs 97-2 and 98-9.

   The American Institute of Certified Public Accountants has only recently issued implementation guidelines for these standards and the accounting profession is still discussing a wide range of potential interpretations. These implementation guidelines, once finalized, could lead to unanticipated changes in our current revenue accounting practices that could cause us to recognize lower profits. As a result, we may change our business practices significantly in order to continue to recognize a substantial portion of our license revenues when we deliver our software products. These changes may adversely affect our business.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000, and again in June 2000. We are required to adopt the provisions of SAB 101 in our fourth quarter of fiscal 2001. We are currently reviewing the provisions of SAB 101 and have not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry specific revenue recognition guidance, which we believe we comply with, the SEC Staff has recently informally indicated its views related to SAB 101 that may change current interpretations of software revenue recognition requirements. Such SEC interpretations could result in many software companies, including us, recording a cumulative effect of a change in accounting principles.

We Rely to a Large Extent on Services Provided by American Software and are Subject to Effective Control by American Software.

   Logility operated as a division of American Software, Inc. until it went public in 1997. Today, we are approximately 85% owned by American Software. We receive a substantial amount of financial, accounting, marketing and management services from American Software. Although the bulk of our sales are generated by our direct sales force, we have relied, and we expect that we will continue to rely, to a substantial extent on our sales and marketing relationship with American Software. We also rely heavily on financial, accounting and management services provided by American Software. With few exceptions, American Software has no obligation to continue to provide these services to us. Therefore, our business, operating results and financial condition may be adversely affected by a reduction or discontinuation of services from American Software.

   As long as American Software owns a majority of our Common Stock, it will be able to determine, without the consent of the other stockholders of the Company, the outcome of any corporate action requiring stockholder approval, including the election of the entire Board of Directors of the Company. In addition, through its ownership of a majority of our Common Stock and control of the Board of Directors, American Software will be able to control the management and affairs of the Company, including all determinations with respect to acquisitions, dispositions, mergers, and other business combinations, borrowings, issuances of Common Stock or other equity securities of the Company, our dividend policy, and any change in control of the Company.

We Are Dependent Upon Key Personnel, and Need to Hire Additional Personnel in All Areas.

   Our future operating results depend significantly upon the continued service of a relatively small number of key senior management and technical personnel. None of our key personnel are bound by long-term employment agreements. The loss of one or more other key individuals could have an adverse effect on us.

   Our future success also depends on our continuing ability to attract and retain other highly qualified managerial and technical personnel. Competition for these personnel is intense, and we have at times experienced difficulty in recruiting and retaining qualified personnel. We may be unable to retain our key managerial and technical employees and we may not be successful in attracting, assimilating and retaining other highly qualified managerial and technical personnel in the future. The loss of key management and technical personnel or the inability to attract and retain additional qualified personnel would have an adverse effect on us. Although we invest significant resources in recruiting and retaining employees, competition for personnel in the software industry is intense, and, at times, we have had difficulty locating highly qualified candidates within desired geographic locations, or with certain expertise. If our competitors increase their use of non-compete agreements, the pool of available sales and technical personnel may further narrow in certain areas, even if the non-compete agreements ultimately prove to be unenforceable. We may grant large numbers of stock options to attract and retain personnel, which could be highly dilutive to our stockholders. Our failure to attract, train, retain and effectively manage employees could increase our costs, hurt our development and sales efforts and cause a degradation of our customer service.

   Many of the personnel in our marketing, sales, support and service organizations have been employed by the Company for less than three years, particularly those in the sales and marketing organizations. Our future success depends upon the successful expansion of these organizations and our ability to establish indirect distribution channels, including resellers, systems solution vendors, application software vendors and systems integrators. We currently plan to expand our direct sales force, to develop additional indirect distribution channels and to expand our customer service and support organizations. Although we believe that such initiatives ultimately will improve our operating results, to the extent related expenditures are incurred and revenues do not correspondingly increase our operating results may be materially and adversely affected. There can be no assurance that these steps will be successful. Further, competition for experienced and effective sales personnel in the software industry has increased substantially and continues to increase, making expansion of a sales organization more difficult and expensive. If we are unable to expand our marketing, sales, support and service organizations and develop additional distribution channels on a timely basis, our business, operating results and financial condition could be materially and adversely affected.

   Because we have historically operated as a division of American Software, until 1997 we received substantially all of our financial, accounting, marketing and management services from American Software. The Company and American Software have entered into an agreement whereby American Software has agreed to act as a sales and marketing agent for the Company. We expect to continue to rely on this sales and marketing relationship with American Software as well as the financial, accounting and management services provided by American Software. The Company's business, operating results and financial condition may be adversely affected by a reduction or discontinuation of services from American Software.

Our Recent and Future Acquisitions May Not Be Successful.

   We have in the recent past and may continue to acquire or invest in complementary companies, products and technologies, and enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include:

  . the difficulty of assimilating the operations and personnel of the combined companies;

  . the risk that we may not be able to integrate the acquired technologies or products with our current products and technologies;

  . the potential disruption of our ongoing business;

  . the inability to retain key technical and managerial personnel;

  . the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

  . adverse impact on our annual effective tax rate;

  . dilution of existing equity holders caused by capital stock issuances to the stockholders of acquired companies or to retain employees of the acquired companies;

  . difficulty in maintaining controls, procedures and policies;

  . potential adverse impact on our relationships with partner companies or third-party providers of technology or products;

  . the impairment of relationships with employees and customers; and

  . issues with product quality, product architecture, legal contingencies, product development issues, or other significant issues that may not be detected through our due diligence process.

   Current accounting principles require us to use the purchase method of accounting in most new business acquisitions. The purchase method of accounting for business combinations may require large write-offs of any in- process research and development costs related to companies being acquired, as well as ongoing amortization costs for goodwill and other intangible assets valued in the combinations with companies. Such write-offs and ongoing amortization charges may have a significant negative impact on operating margins and net income in the quarter of the combination and for several subsequent years. We may not be successful in overcoming these risks or any other problems encountered in connection with such transactions.

We have Limited Protection of Intellectual Property and Proprietary Rights and May Potentially Infringe Third-Party Intellectual Property Rights.

   We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws and other measures to protect this information. Outstanding applications may not result in issued patents and, even if issued, the patents may not provide any meaningful competitive advantage. Existing copyright laws afford only limited protection. We believe that the rapid pace of technological change in the computer software industry has made trade secret and copyright protection less significant than factors such as:

  . knowledge, ability and experience of our employees;

  . frequent software product enhancements; and

  . timeliness and quality of support services.

   Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Therefore, the laws of some countries in which our software products are or may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States. Defending our rights could be costly.

   Third parties may assert infringement claims against us. These assertions could distract management, require us to enter into royalty arrangements, and could result in costly and time consuming litigation, including damage awards.

We May Experience Liability Claims Arising Out of the Licensing of Our Software and Provision of Services.

   Our agreements contain provisions designed to limit our exposure to potential liability claims. However, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or ordinances. For example, we may not be able to avoid or limit liability for disputes relating to product performance or the provision of services. If a claim against us were to be successful, we may be required to incur significant expense and pay substantial damages. Even if we prevailed, the accompanying publicity could adversely impact the demand for our software.

Although We Believe That We Have Successfully Addressed Concerns Surrounding Year 2000 Compliance, There is Still Uncertainty Regarding the Extent that the Software Industry May Be Affected by Year 2000 Issues.

   Our management believes that we successfully addressed Y2K readiness in our proprietary software products and in third-party software, computer and other equipment used internally. To date, we have not experienced any business interruptions associated with Y2K compliance issues. However, some uncertainty still exists in the software industry concerning the potential effects associated with Y2K readiness.

   Although we currently offer software products that are designed and have been tested for Year 2000 compliance, there can be no assurance that our software products contain all necessary date code changes. To date, we are not aware of any Year 2000 compliance failures involving our customers or suppliers. However, litigation may still arise from business interruptions associated with Y2K issues. It is uncertain whether, or to what extent, we may be involved in any such litigation.

Our Stock Price is Volatile and There is a Risk of Litigation.

   The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

  . revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

  . announcements of technological innovations by us or our competitors;

  . new products or the acquisition of significant customers by us or our competitors;

  . developments with respect to our patents, copyrights or other proprietary rights or those of our competitors;

  . changes in recommendations or financial estimates by securities analysts;

  . changes in management;

  . conditions and trends in the software industry generally;

  . the announcement of acquisitions or other significant transactions by us or our competitors;

  . adoption of new accounting standards affecting the software industry; and

  . general market conditions and other factors.

   Fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits. Although no such lawsuits are currently pending against us and we are not aware that any such lawsuit is threatened to be filed in the future, there is no assurance that we will not be sued based on fluctuations in the price of our common stock.

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

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's Common Shares are listed on the NASDAQ Stock Market--National Market under the symbol LGTY. As of July 7, 2000, there were 2,072 shareholders which hold their stock in nominee or "street" names through various brokerage firms. The table below presents the quarterly high and low sales for Logility, Inc. common stock as reported by NASDAQ, for the Company's last two fiscal years:

   Fiscal Year
       2000                                                     High    Low
   -----------                                                  ----    ---
   First Quarter............................................... $ 5 3/4 $3 7/8
   Second Quarter.............................................. $ 4 7/8 $2 3/4
   Third Quarter............................................... $23 5/8 $3
   Fourth Quarter.............................................. $20 5/8 $5 7/8
   Fiscal Year
       1999                                                     High    Low
   -----------                                                  ----    ---
   First Quarter............................................... $12 1/4 $6 3/8
   Second Quarter.............................................. $ 7 1/8 $2 7/16
   Third Quarter............................................... $ 6 1/2 $2 1/2
   Fourth Quarter.............................................. $ 6 1/4 $3 3/8

Dividends

   The Company has not paid any dividends since its initial public offering. The payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Transfer Agent

First Union National Bank
Equity Services Group
1525 West W.T. Harris Blvd, 3C3
Charlotte, NC 28288

Phone: (800) 829-8432
www.firstunion.com/corptrust

   Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

   The following firms make a market in the common shares of Logility:

Herzog, Heine, Geduld, Inc.
Instinet Corporation
Island System Corporation
Jefferies & Company, Inc.
Knight Securities L.P.
Schwab Capital Markets
Sharpe Capital Inc.
Sherwood Securities Corp.
Spear, Leeds & Kellogg
Wachovia Securities, Inc.

Item 6. Selected Combined Financial Data

   The selected combined financial data presented below for the years ended April 30, 2000, 1999, 1998, 1997, and 1996 are derived from the audited combined financial statements of the Company.

                                              Years Ended April 30,
                                     -----------------------------------------
                                      2000    1999     1998    1997     1996
                                     ------- -------  ------- -------  -------
                                                 (in thousands)
Combined Statements of Operations
 Data:
Revenues:
  Licenses.........................  $13,501 $11,384  $20,138 $12,359  $10,700
  Maintenance......................    9,418   7,967    7,167   5,051    3,797
  Services.........................    9,370   7,666    7,357   4,414    2,136
                                     ------- -------  ------- -------  -------
    Total revenues.................   32,289  27,017   34,662  21,824   16,633
                                     ------- -------  ------- -------  -------
Cost of Revenues:
  Licenses.........................    3,218   4,433    5,299   3,970    4,016
  Maintenance......................    1,775   2,194    1,582   1,219      876
  Services.........................    5,144   3,468    3,683   1,969    1,131
                                     ------- -------  ------- -------  -------
    Total cost of revenues.........   10,137  10,095   10,564   7,158    6,023
                                     ------- -------  ------- -------  -------
Gross margin.......................   22,152  16,922   24,098  14,666   10,610
Operating expenses:
  Research and development.........    4,949   6,165    5,592   3,484    1,452
  Sales and marketing..............   12,898  14,507   13,676  10,628    9,892
  General and administrative.......    3,054   4,302    3,111   2,508    2,140
  Charge for asset impairment......      --    1,230      --      --       --
                                     ------- -------  ------- -------  -------
    Total operating expenses.......   20,901  26,204   22,379  16,620   13,484
                                     ------- -------  ------- -------  -------
Operating income (loss)............    1,251  (9,282)   1,719  (1,954)  (2,874)
Other income, net..................    1,137   1,274      863     --       --
                                     ------- -------  ------- -------  -------
Income (loss) before income taxes..    2,388  (8,008)   2,582  (1,954)  (2,874)
Income tax expense.................      --      100      --      --       --
                                     ------- -------  ------- -------  -------
Net income (loss)..................  $ 2,388 $(8,108) $ 2,582 $(1,954) $(2,874)
                                     ======= =======  ======= =======  =======
Net income (loss) per common
 share--Basic......................  $  0.18 $ (0.60) $  0.20 $ (0.17) $ (0.25)
                                     ======= =======  ======= =======  =======
    Diluted........................  $  0.17 $ (0.60) $  0.20 $ (0.17) $ (0.25)
                                     ======= =======  ======= =======  =======
Weighted average common shares--
 Basic.............................   13,333  13,486   12,671  11,300   11,300
                                     ======= =======  ======= =======  =======
    Diluted........................   13,698  13,486   12,676  11,300   11,300
                                     ======= =======  ======= =======  =======
                                                 As of April 30,
                                     -----------------------------------------
                                      2000    1999     1998    1997     1996
                                     ------- -------  ------- -------  -------
                                                 (in thousands)
Combined Balance Sheet Data:
  Cash and cash equivalents........  $ 3,524 $ 9,695  $ 1,006 $   732  $    13
  Investments, short-term..........   14,425  14,024   29,559     --       --
  Working capital..................   17,307  22,814   33,006     557    1,223
  Total assets.....................   44,534  40,678   50,830  16,367   14,170
  Total shareholders' equity.......   31,213  29,468   39,237   6,668    7,224

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The discussion and analysis below contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements of our plan, objectives, expectations and intentions. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may" or other words that convey uncertainty of future events or outcomes. The forward-looking statements in this discussion and analysis are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The section above entitled "Risk Factors" sets forth certain factors that could cause our actual future results to differ materially from those statements.

   Until 1997, we conducted our business and operations as three separate business units of American Software: a supply chain planning software group, a warehouse management software group and a transportation management software group. Effective January 1997, American Software transferred substantially all of the business, operations (including research and development), assets and associated liabilities of its Supply Chain Planning division to us. Effective August 1997, American Software transferred to us the WarehousePRO software and substantially all associated operations, assets and liabilities. Effective August 1997, American Software's wholly owned subsidiary, Distribution Sciences, Inc., was merged into the Company, transferring its business, operations, assets and liabilities, including the Transportation Planning and Transportation Management software, to us. Our financial statements included herein present the combined assets, liabilities and results of operations for the three business units for all periods.

   Prior to August 1, 1997 (except for the Tax Sharing Agreement, which was effective January 23, 1997), American Software provided marketing services, employees, and office space to us, allowed us to participate in insurance coverage and benefit plans, and provided certain other administrative services to us. The combined statements of operations include the allocation of these expenses incurred by American Software to us based on percentage of license fees, specific identification, direct labor hours, head count, product license fees to total license fees, and square footage of leased properties. Management believes the methods of allocation are reasonable. Effective August 1, 1997 (except for the Tax Sharing Agreement, which was effective January 23, 1997), we entered into certain contractual arrangements with American Software.

   We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. License revenues in connection with license agreements for standard proprietary and tailored software are recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific evidence exists to defer any revenue related to undelivered elements of the arrangement. Maintenance fees are generally billed annually in advance and the resulting revenues are recognized ratably over the term of the maintenance agreement. Revenues derived from services primarily include consulting, implementation, and training. Fees are billed under both time and materials and fixed fee arrangements and are recognized as services are performed. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenues are recognized.

   The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2000 and the percentage increases and decreases in those items for the years ended April 30, 2000 and 1999:

                                                                    2000 vs 1999 vs
Percentage of total revenues                     2000  1999   1998   1999    1998
----------------------------                     ----  ----   ----  ------- -------
Revenues:
  License fees..................................  42%   42%    58%     19%    (43)%
  Maintenance...................................  29    30     21      18      11
  Services......................................  29    28     21      22       4
                                                 ---   ---    ---     ---     ---
    Total revenues.............................. 100   100    100      20     (22)
                                                 ---   ---    ---     ---     ---
Cost of revenues:
  License fees..................................  10    16     15     (27)    (16)
  Maintenance...................................   5     8      4     (19)     39
  Services......................................  16    13     11      48      (6)
                                                 ---   ---    ---     ---     ---
    Total cost of revenues......................  31    37     30     --       (4)
                                                 ---   ---    ---     ---     ---
Gross margin....................................  69    63     70      31     (30)
Operating expenses
  Research and development, net.................  15    23     16     (20)     10
  Sales and marketing...........................  40    54     40     (11)      6
  General and administrative....................  10    16      9     (29)     38
  Charge for asset impairment................... --      5    --       nm      nm
                                                 ---   ---    ---     ---     ---
    Total operating expenses....................  65    98     65     (20)     17
                                                 ---   ---    ---     ---     ---
Operating income (loss).........................   4   (35)     5      nm      nm
Other income, net...............................   3     5      2     (11)     48
                                                 ---   ---    ---     ---     ---
Income (loss) before income taxes...............   7   (30)     7      nm      nm
Income tax expense.............................. --    --     --       nm      nm
                                                 ---   ---    ---     ---     ---
Net income (loss)...............................   7%  (30)%    7%     nm      nm
                                                 ===   ===    ===     ===     ===

--------
nm-not meaningful

Years Ended April 30, 2000 and 1999:

 Revenues:

   Our total revenues increased 20% to $32.3 million from $27.0 million for the prior year. We realized increases in all revenue categories for the year, the result of improved sales of our suite of Business-to-Business Collaborative Commerce products, and associated maintenance and services.

   Licenses. License fee revenues increased 19% from a year ago, to $13.5 million. We believe that we are realizing positive results primarily from the implementation of our Business-to-Business Collaborative Commerce strategy, which continues the shift of our applications to Internet-based collaborative value chain management. Our direct sales channel provided approximately 81% of the license fee revenues for fiscal 2000, compared to 83% for the prior year. Our indirect sales channel is principally through American Software. To date, sales of software licenses have been derived principally from direct sales to customers. Although we believe that direct sales will continue to account for a majority of software license revenues, our strategy is to increase the level of indirect sales activities. We expect that sales of our software products through sales alliances, distributors, resellers, and other indirect channels will increase as a percentage of license fee revenues. However, our efforts to expand indirect sales may not be successful, or these relationships may not continue in the future.

   Maintenance. Maintenance revenues increased 18% to $9.4 million from a year ago, due to an increase in the installed base of customers. Maintenance revenues are directly related to license fee revenues, since new licenses are the potential source of new maintenance customers. We expect that maintenance revenues in dollar amount will continue to increase from the levels achieved in fiscal 2000.

   Services. Services revenues increased 22% to $9.4 million from a year ago as a result of the increased utilization of our implementation, training, and consulting services, which in turn resulted from the growth in our customer base. Services revenues as a percentage of total revenue have fluctuated, and are expected to continue to fluctuate, on a period-to-period basis based upon the demand for implementation, training, and consulting services.

   Concentration of Revenues. In fiscal year 2000, one customer, ConAgra Inc., accounted for approximately 13% of total revenues. While on an annual basis no individual customer accounted for more than 10% of total revenues in fiscal 1999 or 1998, we generally derive a significant portion of our software license revenues in each quarter from a small number of relatively large sales. While we believe that the loss of any one of these customers would not seriously harm our business, operating results or financial condition, our inability to consummate one or more substantial license sales in any future period could seriously harm our operating results for that period.

   International Revenues. We recognized approximately $3.7 million of international revenues in fiscal 2000, representing approximately 11% of total revenues, and approximately $3.9 million in fiscal 1999, representing approximately 14% of total revenues. The decrease in revenues from international sources as a percentage of total revenues was due primarily to higher overall levels of total revenues. We believe that continued growth and profitability may require further expansion in international markets. To increase the level of international sales, we have utilized and may continue to utilize substantial resources to expand existing international operations and establish additional international operations. We cannot be certain that our investments in international operations will produce desired levels of revenues or profitability.

 Gross Margin:

   Total gross margin in 2000 was 69% compared to 63% a year ago, due primarily to increases in gross margins on license fees and maintenance revenues. The gross margin on license fees increased to 76% from 61% a year ago, due to the combination of higher license fees and lower amortization of capitalized software expense. Maintenance gross margin increased to 81% from 72% a year ago, primarily as a result of increased maintenance revenue. Services gross margin decreased to 45% from 55% a year ago, due primarily to increased investment in staffing towards the end of the fiscal year in anticipation of future projects.

 Operating Expenses:

   Research and Development. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                            Years Ended
                                                    ---------------------------
                                                    April 30, Percent April 30,
                                                      2000    Change    1999
                                                    --------- ------- ---------
                                                          (in thousands)
Gross product development costs....................  $ 8,322    (18%)  $10,117
  Percentage of total revenues.....................       26%               37%
Less: capitalized development......................  $(3,373)   (15%)  $(3,952)
  Percentage of gross prod. dev. costs.............       41%               39%
Product development expenses.......................  $ 4,949    (20%)  $ 6,165
  Percentage of total revenues.....................       15%               23%

   Gross product development costs decreased 18% in 2000 compared to a year ago as a result of our cost containment efforts during the Year 2000 slowdown. Fiscal 2000's expense of 26% of total revenues is within our normal historical rate of approximately 25%-30% of total revenues. Fiscal 1999's rate of 37% of total revenues was unusually high due to lower comparable revenue levels, as well as the existence of several key development efforts. Capitalized development decreased as well, declining 15% from a year ago, while the rate of capitalized development increased slightly to 41% from 39% a year ago. Product development expenses, as a percentage of total revenues, declined to 15%, while net product development expenses decreased 20% due to the factors noted above. We expect development expenses to increase in the future, as we continue to invest in developing new product applications, and further enhance existing products.

   Sales and Marketing. Sales and marketing expenses declined 11% from a year ago. As a percentage of total revenues, sales and marketing expenses were 40% for the year compared to 54% for 1999. This decrease was due to our cost containment efforts during the Year 2000 slowdown , and lower levels of comparable revenue for 1999.

   General and Administrative. General and administrative expenses decreased 29% to approximately $3.0 million from a year ago. This decrease was again due to our cost containment efforts during the Year 2000 slowdown, and lower levels of comparable revenue for 1999. General and administrative expenses as a percentage of total revenues decreased to 10% from 16% during the same period. Again this decrease was due to our cost containment efforts during the Year 2000 slowdown , and lower levels of comparable revenue for 1999. We expect that the dollar amount of general and administrative expenses will increase in the foreseeable future.

 Other Income, Net:

   Other income, net was $1.1 million in fiscal 2000, representing 3.5% of total revenues, and $1.3 million in fiscal 1999, representing 4.7% of total revenues. Other income is principally comprised of investment earnings from the net proceeds of our initial public offering. Our investments are generally short term in nature. In fiscal 2000, we generated a yield of approximately 6.0% on our investments, compared to approximately 5.1% in fiscal 1999.

 Income Taxes:

   We are included in the consolidated Federal income tax return filed by American Software; however we provide for income taxes as if we were filing a separate income tax return. Our income for fiscal 2000 was offset by losses in fiscal 1999. Income taxes in fiscal 1999 were related to state income tax obligations.

Years Ended April 30, 1999 and 1998:

General Market Conditions:

   Beginning in 1998, many application software companies began to experience slowdowns in the sales of their software products. These companies, as well as industry experts, identified the following factors as contributors to this slowdown in the buying market:

  . Significant financial commitments devoted to Year 2000 readiness, which led to limited discretionary financial resources available for the purchase of software products such as ours.

  . Weakness in the overall global economy, which has affected certain customers' businesses and their buying tendencies.

  . Public announcements by large Enterprise Resource Planning (ERP) software vendors regarding plans for introduction of new products within our target markets which led to confusion and indecision by prospective buyers.

   We believe these factors, as well as possibly others, contributed to our reduced revenues in fiscal 1999, particularly in the area of software license fees. We took several steps in the second quarter of fiscal 1999 to reduce our expense structure in an attempt to return to operating profitability as soon as possible. These steps included reducing our direct sales force in order to improve sales effectiveness through the use of our most productive sales executives. Additionally, we reduced other operating expenses, mainly sales and marketing expenditures, beginning in the latter portion of the second quarter of fiscal 1999.

 Revenues:

   Our total revenues decreased 22% to $27.0 million from $34.7 million for the prior year. This decrease was largely due to a reduction in our product sales in the first half of the fiscal year, partially offset by improved sales in the last half of the fiscal year as well as an increase in implementation and training services. International revenues represented approximately 14% of total revenues in the year ended April 30, 1999 compared to 9% in 1998.

   Licenses. License fee revenues decreased 43% to $11.4 million from fiscal 1998. We believe that in the first half of fiscal 1999, several of our potential customers continued to delay purchase decisions due to a variety of factors, including concern over global economic conditions and limited resources due to the allocation of resources to Year 2000 system projects. The direct sales channel provided approximately 83% of license fee revenues for fiscal 1999, compared to 65% for the prior year. This increase was due to better opportunities available to us to sell through our direct channel. Our indirect sales channel is principally through American Software.

   Maintenance. Maintenance revenues increased 11% to $8.0 million from fiscal 1998, due to an increase in the installed base of customers. Maintenance revenues are directly related to license fee revenues, since new licenses are the potential source of new maintenance customers.

   Services. Services revenues increased 4% to $7.7 million from fiscal 1998 as a result of the increased utilization of our implementation and training services, which in turn resulted from the growth in our customer base.

 Gross Margin:

   Total gross margin in 1999 was 63% compared to 70% in fiscal 1998. This decrease was largely due to the reduced margin from license fee revenues, which fell to 61% from 74% in fiscal 1998. The decreased margin was attributable to the drop in license fee revenues for the year which, because of a relatively high fixed license fees cost component, resulted in a lower incremental gross margin. The gross margin on maintenance revenues decreased to 72% compared to 78% for fiscal 1998. The gross margin on services revenues increased to 55% compared to 50% in 1998 due to a number of fixed-fee services contracts relating to customer system modifications in the third quarter of fiscal 1999.

 Operating Expenses:

   Research and Development. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                             Years Ended
                                                     ---------------------------
                                                     April 30, Percent April 30,
                                                       1999    Change    1998
                                                     --------- ------- ---------
                                                           (in thousands)
Gross product development costs.....................  $10,117    15%    $ 8,761
  Percentage of total revenues......................       37%               25%
Less: capitalized development.......................   (3,952)   25%     (3,169)
  Percentage of gross prod. dev. costs..............       39%               36%
Product development expenses........................  $ 6,165    10%    $ 5,592
  Percentage of total revenues......................       23%               16%

   Gross product development costs increased 15% in 1999 compared to 1998 as a result of our continued investment in new product development. Capitalized development increased as well, growing 25% from 1998, while the rate of capitalized development increased slightly to 39% from 36% in 1998. Product development expenses, as a percentage of total revenues, rose to 23%, while net product development expenses increased 10% as we continued to invest in new product development in fiscal 1999.

   Sales and Marketing. Sales and marketing expenses rose 6% from fiscal 1998. As a percentage of total revenues, sales and marketing expenses were 54% for the year compared to 40% for 1998. This increase was due to a decrease in overall revenues, as well as increased sales and marketing expenditures. Increased sales and marketing expenditures were mainly due to increased staffing over the prior year, particularly in the areas of international sales and increased trade show marketing commitments.

   General and Administrative. General and administrative expenses increased 38% to approximately $4.3 million from 1998, mainly as a result of our growth in the number of employees and the resulting growth in administrative costs. General and administrative expenses as a percentage of total revenues increased to 16% from 9% during the same period.

 Other Income:

   Other income is principally comprised of investment earnings from the net proceeds of the Company's initial public offering. The Company's investments are generally short term in nature. In fiscal 1999, the Company generated a yield of approximately 5.1% on its investments, compared to approximately 5.5% in fiscal 1998.

 Income Taxes:

   We are included in the consolidated Federal income tax return filed by American Software; however we provide for income taxes as if we were filing a separate income tax return. The Company's Tax Sharing Agreement with American Software does not allow the Company to utilize its net operating loss carryforwards generated prior to its initial public offering. Income taxes in fiscal 1999 were related to state income tax obligations.

 Liquidity, Capital Resources and Financial Condition:

   By November 6, 1997, we had completed our initial public offering, in which we received aggregate net proceeds of approximately $33.2 million after deducting underwriting discounts and offering expenses.

   Our operating activities provided cash of approximately $5.6 million in the year ended April 30, 2000, compared to approximately $363,000 in the same period of the prior year. The cash provided by operations during the year ended April 30, 2000 was primarily attributable to non-cash depreciation and amortization expense of $3.5 million, net earnings of $2.4 million, an increase in deferred revenues of approximately $995,000, an increase in accrued liabilities of approximately $578,000, and a decrease in accounts receivable of approximately $245,000. This was partially offset by an increase in receivable from American Software of $2.2 million and an increase in prepaid expenses and other assets of $102,000. Cash provided by operations during the prior year was primarily attributable to non-cash depreciation and amortization expense of $3.9 million, a decrease in accounts receivable of $3.4 million, the non-cash portion of the software development cost write-off of $1.2 million, an increase in deferred revenues of approximately $553,000, and a decrease in prepaid expenses and other assets of approximately $320,000. This was partially offset by a decrease in accounts payable and amount due to American Software of $1.1 million.

   Cash (used in) provided by investing activities was approximately ($11.5) million and $10.0 million for the years ended April 30, 2000 and 1999, respectively. In fiscal 2000, approximately $7.1 million was used for net purchases of investments, and $3.4 million was used for computer software development costs. In the prior year, cash was provided primarily by the maturities of investments.

   Cash used in financing activities for the year ended April 30, 2000 totaled $340,000. Approximately $768,000 was used for the repurchase of 154,000 shares of our common stock. This was partially offset by Deferred Income Taxes resulting from the Tax Sharing Agreement of $303,000, and $125,000 in proceeds from the exercise of stock options. For the prior year, cash used in financing activities was approximately $1.7 million, used primarily for the repurchase of 205,500 shares of our common stock. Days sales outstanding in accounts receivable were 94 days as of April 30, 2000, compared to 85 days as of April 30, 1999. This increase was primarily due to increased overall revenues for fiscal 2000.

   Our current ratio on April 30, 2000, was 2.6 to 1 and we have no long-term debt. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance our capital requirements, we will be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in further dilution to our shareholders and higher interest expense.

   On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998. In November 1998 we adopted an additional repurchase plan for up to 800,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility's common stock and management's assessment of our liquidity and cash flow needs. For both plans, through July 7, 2000, we had purchased a cumulative total of 564,800 shares at a total cost of $4.3 million.

 Recent Accounting Pronouncements:

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These Statements will be effective for us beginning May 1, 2001. These new Statements require all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. We have not invested in derivative instruments nor participated in hedging activities and therefore we do not anticipate there will be a material impact on the results of operations or financial position from Statements No. 133 or No. 138.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000, and again in June 2000. We are required to adopt the provisions of SAB 101 in our fourth quarter of fiscal 2001. We are currently reviewing the provisions of SAB 101 and have not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry specific revenue recognition guidance, which we believe we comply with, the SEC Staff has recently informally indicated its views related to SAB 101 that may change current interpretations of software revenue recognition requirements. Such SEC interpretations could result in many software companies, including us, recording a cumulative effect of a change in accounting principles.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Foreign Currency. For the year ended April 30, 2000, the Company generated 11% of its revenues outside of the United States. International sales usually are made by the Company's foreign subsidiaries and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expenses incurred by foreign subsidiaries are denominated in the local currencies. There was no material impact on the Company's revenues or expenses from foreign currency fluctuations in fiscal 2000.

   Interest rates. The Company manages its interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by the Company's Senior Management. These instruments are denominated in U.S. dollars. The fair value of securities held at April 30, 2000 was approximately $21.2 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of Registrant

   The information relating to the members of the Board of Directors of the Company is set forth in the Caption "Election of Directors and Information Regarding Directors" in the Company's 2000 Proxy Statement (the "Proxy Statement"), which information is incorporated herein by reference.

   The executive officers of the Company are as follows:

      Name                  Age                    Position
      ----                  ---                    --------
J. Michael Edenfield.......  42 Chief Executive Officer, President and Director
Vincent C. Klinges.........  37 Chief Financial Officer
Larry R. Olin..............  48 Vice President--Sales, The Americas
Donald L. Thomas...........  53 Vice President--Customer Service
Andrew G. White............  35 Vice President--Product Strategy

   J. Michael Edenfield has served as a Director and as President and Chief Executive Officer of the Company since January 1997. He also serves as a Director of INSIGHT, Inc., as well as ShipSolutions, Inc., in which the Company owns minority interests. In addition, he serves as Executive Vice President of American Software, Inc., a position he has held since June 1994. From June 1994 to October 1997, Mr. Edenfield served as Chief Operating Officer of American Software, Inc., and American Software USA, Inc. Prior to June 1994, Mr. Edenfield served in the following positions with American Software USA, Inc.:
Senior Vice President of North American Sales and Marketing from July 1993 to June 1994, Senior Vice President of North American Sales from August 1992 to July 1993, Group Vice President from May 1991 to August 1992 and Regional Vice President from May 1987 to May 1991. Mr. Edenfield holds a Bachelor of Industrial Management degree from the Georgia Institute of Technology. Mr. Edenfield is the son of James C. Edenfield, Chairman of the Board of Directors of the Company.

   Vincent C. Klinges joined the Company in February, 1998 as Vice President of Finance, and was appointed Chief Financial Officer in September, 1999. From July 1995 to February 1998, Mr. Klinges was employed by Indus International, Inc. (formerly known as TSW International, Inc.), as Controller. From November 1986 to July 1995, Mr. Klinges held various positions with Dun & Bradstreet, Inc. including Controller of Sales Technologies, a software division of Dun & Bradstreet Inc. Mr. Klinges holds a Bachelor of Business Administration from St. Bonaventure University.

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

 Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and holders of more than 10% of the Common Stock of the Company are required under regulations promulgated by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

   Based upon a review by the Company of filings made under Section 16(a) of the Exchange Act, not all of the reports required to be filed during fiscal 2000 were filed on a timely basis. The Company is aware of the following reports that were filed by officers, directors and 10% stockholders of the Company after their respective due dates: Frederick E. Cooper (Initial Statement of Beneficial Ownership) and Donald L. Thomas (Statement of Changes in Beneficial Ownership). To the Company's knowledge, James M. Modak, an officer of the Company who resigned during fiscal 2000, has not made the required Section 16(a) filings with respect to stock options exercised at the time of his departure and with respect to the resale of such shares. Based upon its review of copies of filings received by it, the Company believes that since May 1, 1999, all other Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

   This information is set forth under the caption "Certain Information Regarding Executive Officers and Directors" in the Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   This information is set forth under the caption "Voting Securities--Security Ownership" in the Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Relationship with American Software, Inc.

   In November, 1997, the Company completed an initial public offering of 2,530,000 shares of common stock. Prior to that time, the Company was a wholly owned subsidiary of American Software, Inc. (Nasdaq--AMSWA) operating as the supply chain planning software group, warehouse management software group and transportation management group. In anticipation of such offering, the Company and American Software entered into a number of agreements for the purpose of defining certain relationships between the parties (the "Intercompany Agreements"). The more significant of the Intercompany Agreements are summarized below. As a result of American Software's ownership interest in the Company, the terms of such agreements were not the result of arms-length negotiation.

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

   The Services Agreement has an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either the Company or American Software elects not to renew its term by giving proper notice. The Company will indemnify American Software against any damages that American Software may incur in connection with its performance of services under the Services Agreement (other than those arising from American Software's gross negligence or willful misconduct), and American Software will indemnify the Company against any damages arising out of American Software's gross negligence or willful misconduct in connection with its rendering of services under the Services Agreement. For the fiscal years ended 2000 and 1999 the services related to this agreement have been $1.0 and $1.5 million, respectively.

Facilities Agreement

   American Software and the Company have entered into a Facilities Agreement (the "Facilities Agreement"), which provides that the Company may occupy space located in certain facilities owned or leased by American Software (or subsidiaries of American Software). The Facilities Agreement has an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either American Software or the Company elects not to renew its term. The Facilities Agreement may be terminated by the Company for any reason with respect to any particular facility upon thirty days' written notice. The Company's lease of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software. For the fiscal years ended 2000 and 1999 the services related to this agreement have been $418,000 and $342,000, respectively.

Tax Sharing Agreement

   The Company is included in American Software's federal consolidated income tax group, and the Company's federal income tax liability will be included in the consolidated federal income tax liability of American Software and its subsidiaries. The Company and American Software have entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") pursuant to which American Software, Inc. and the Company will make payments between them such that the amount of taxes to be paid by the Company, subject to certain adjustments, will be determined as though the Company were to file separate federal, state, and local income tax returns, rather than as a consolidated subsidiary of American Software. Pursuant to the Tax Sharing Agreement, under certain circumstances, the Company will be reimbursed for tax attributes that it generates from the consolidated tax group of American Software Inc., such as net operating losses and loss carryforwards. Such reimbursement, if any, will be made for utilization of the Company's losses only after such losses are utilized by American Software. For that purpose, all losses of American Software and its consolidated income tax group will be deemed utilized in the order in which they are recognized. The Company will pay American Software a fee intended to reimburse American Software for all direct and indirect costs and expenses incurred with respect to American Software's share of the overall costs and expense incurred by American Software with respect to tax related services.

Technology License Agreement

   American Software and the Company have entered into a Technology License Agreement (the "Technology License Agreement") pursuant to which the Company has granted American Software a non-exclusive, worldwide license to use, execute, reproduce, display, modify, and prepare derivatives of the Logility Voyager Solutions product line, provided such license is limited to maintaining and supporting users that have licensed Logility Voyager Solutions products from American Software. Pursuant to the Technology License Agreement, American Software and the Company are required to disclose to one another any and all enhancements and improvements which they may make or acquire in relation to a Logility Voyager Solutions product, subject to confidentiality requirements imposed by third parties. The term of the Technology License Agreement is indefinite, although the Company may terminate the Technology License Agreement for cause, and American Software may terminate the Technology License Agreement at any time upon 60 days' prior written notice to the Company. Upon termination of the Technology License Agreement, all rights to Logility Voyager Solutions products licensed by the Company to American Software revert to the Company, while all rights to enhancements and improvements made by American Software to Logility Voyager Solutions products revert to American Software.

Marketing License Agreement

   American Software USA, Inc. ("USA"), a wholly-owned subsidiary of American Software, and the Company have entered into a Marketing License Agreement (the "Marketing License Agreement") pursuant to which USA has agreed to act as a non-exclusive marketing representative of the Company for the solicitation of license agreements relating to the Logility Voyager Solutions product line. The Marketing License Agreement provides for the payment to USA of a commission equal to 30% (or 50% for affiliates of USA located in the United Kingdom and France if they carry out installation and provide first-line support services) of the net license revenue collected by the Company under license agreements for the Logility Voyager Solutions product line with certain end-users who are also licensees of software products of American Software which are secured and forwarded to the Company by USA and accepted by the Company. The Marketing License Agreement has a five-year term, although the Company may terminate the Marketing License Agreement for cause, and either party may terminate the Marketing License Agreement at any time upon twelve months' prior written notice to the other party. For the fiscal years ended 2000 and 1999 the services related to this agreement have been $731,000 and $308,000, respectively.

   See also the information set forth under the caption "Certain Information Regarding Executive Officers and Directors--Certain Transactions; Compensation Committee and Relationship to Company" in the Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following documents are filed as part of this Form 10-K:

   1. The following combined financial statements of Logility, Inc. are filed as part of this Form 10-K on the pages indicated:

                                                                           Page
                                                                           ----
Combined Balance Sheets as of April 30, 2000 and 1999....................   40
Combined Statements of Operations for the Years ended April 30, 2000,
 1999, and 1998..........................................................   41
Combined Statements of Shareholders' Equity for the Years ended April 30,
 2000, 1999, and 1998....................................................   42
Combined Statements of Cash Flows for the Years ended April 30, 2000,
 1999, and 1998..........................................................   43
Notes to the Combined Financial Statements...............................   44
Independent Auditors' Report.............................................   56

   2. Combined financial statement schedule included in Part IV of this Form:

                                                                           Page
                                                                           ----
Schedule II--Valuation and Qualifying Accounts--for the three years ended
 April 30, 2000..........................................................   57
Independent Auditors' Report.............................................   58

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

     10.8  Technology License Agreement between the Company and American
           Software, as amended, included as Exhibit 10.9 to the S-1
           Registration Statement, and incorporated herein by this reference.
     10.9  Marketing License Agreement between the Company and American
           Software, as amended, included as Exhibit 10.10 to the S-1
           Registration Statement, and incorporated herein by this reference.
     10.10 Employee Stock Purchase Plan dated September 30, 1998, included as
           Exhibit 4.1 to the Company's Form S-8 Registration Statement No.
           333-66773 and incorporated herein by this reference.
     23.1  Independent Auditors' Consent.
     27.1  Financial Data Schedule

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

                                          Logility, Inc.

                                          By:     /s/ Vincent C. Klinges
                                            ___________________________________
                                                     Vincent C. Klinges
                                                  Chief Financial Officer

Date: July 26, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                             Title                     Date
             ---------                             -----                     ----

      /s/ J. Michael Edenfield       President, Chief Executive         July 26, 2000
____________________________________  Officer
        J. Michael Edenfield

       /s/ James C. Edenfield        Chairman of the Board of           July 26, 2000
____________________________________  Directors
         James C. Edenfield

      /s/ Frederick E. Cooper        Director                           July 26, 2000
____________________________________
        Frederick E. Cooper

        /s/ Parker H. Petit          Director                           July 26, 2000
____________________________________
          Parker H. Petit

       /s/ Dr. John A. White         Director                           July 26, 2000
____________________________________
         Dr. John A. White

       /s/ Vincent C. Klinges        Chief Financial Officer            July 26, 2000
____________________________________
         Vincent C. Klinges

      /s/ Deirdre J. Lavender        Controller and Principal           July 26, 2000
____________________________________  Accounting Officer
        Deirdre J. Lavender

                                 LOGILITY, INC.

                            COMBINED BALANCE SHEETS

                       (In thousands, except share data)
                            April 30, 2000 and 1999

                                                               2000     1999
                                                             --------  -------
                           Assets
                           ------
Current assets:
  Cash and cash equivalents................................. $  3,524    9,695
  Investments--current......................................   14,425   14,024
  Trade accounts receivable, less allowance for doubtful
   accounts of $684 and $447 at April 30, 2000 and 1999,
   respectively:
    Billed..................................................    4,599    5,471
    Unbilled................................................    2,558    1,931
  Due from American Software, Inc...........................    2,204      --
  Prepaid expenses and other current assets.................      556      444
                                                             --------  -------
      Total current assets..................................   27,866   31,565
Investments--noncurrent.....................................    6,738      --
Furniture and equipment, less accumulated depreciation......    1,870    1,889
Intangible assets, less accumulated amortization............    6,748    6,202
Other assets, net...........................................    1,312    1,022
                                                             --------  -------
                                                             $ 44,534   40,678
                                                             ========  =======

            Liabilities and Shareholders' Equity
            ------------------------------------
Current liabilities:
  Accounts payable.......................................... $  1,225      990
  Accrued compensation and related costs....................    1,879    1,827
  Other current liabilities.................................    1,750    1,224
  Deferred revenues.........................................    5,705    4,710
                                                             --------  -------
      Total current liabilities.............................   10,559    8,751
  Deferred income taxes.....................................    2,762    2,459
                                                             --------  -------
      Total liabilities.....................................   13,321   11,210
                                                             --------  -------
Shareholders' equity:
  Preferred stock; 2,000,000 shares authorized; no shares
   issued...................................................      --       --
  Common stock, no par value; 20,000,000 shares authorized;
   13,873,454 and 13,830,000 shares issued as of April 30,
   2000 and 1999, respectively..............................      --       --
  Additional paid-in capital................................   43,312   43,187
  Accumulated deficit.......................................   (7,788) (10,176)
  Treasury stock, at cost: 564,811 and 410,800 shares as of
   April 30, 2000 and 1999, respectively....................   (4,311)  (3,543)
                                                             --------  -------
      Total shareholders' equity............................   31,213   29,468
Commitments and contingencies (note 9)
                                                             --------  -------
                                                             $ 44,534   40,678
                                                             ========  =======

            See accompanying notes to combined financial statements.

                                 LOGILITY, INC.

                       COMBINED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                   Years ended April 30, 2000, 1999, and 1998

                                                         2000    1999    1998
                                                        ------- ------  ------
Revenues:
  License.............................................. $13,501 11,384  20,138
  Maintenance..........................................   9,418  7,967   7,167
  Services.............................................   9,370  7,666   7,357
                                                        ------- ------  ------
    Total revenues.....................................  32,289 27,017  34,662
                                                        ------- ------  ------
Cost of revenues:
  License..............................................   3,218  4,433   5,299
  Maintenance..........................................   1,775  2,194   1,582
  Services.............................................   5,144  3,468   3,683
                                                        ------- ------  ------
    Total cost of revenues.............................  10,137 10,095  10,564
                                                        ------- ------  ------
    Gross margin.......................................  22,152 16,922  24,098
Operating expenses:
  Research and development.............................   4,949  6,165   5,592
  Sales and marketing..................................  12,898 14,507  13,676
  General and administrative...........................   3,054  4,302   3,111
  Charge for asset impairment..........................     --   1,230     --
                                                        ------- ------  ------
    Total operating expenses...........................  20,901 26,204  22,379
                                                        ------- ------  ------
    Operating income (loss)............................   1,251 (9,282)  1,719
Other income, net......................................   1,137  1,274     863
                                                        ------- ------  ------
    Income (loss) before income taxes..................   2,388 (8,008)  2,582
Income tax expense.....................................     --     100     --
                                                        ------- ------  ------
    Net income (loss).................................. $ 2,388 (8,108)  2,582
                                                        ======= ======  ======
Earnings (loss) per common share:
  Basic................................................ $  0.18  (0.60)   0.20
                                                        ======= ======  ======
  Diluted.............................................. $  0.17  (0.60)   0.20
                                                        ======= ======  ======
Shares used in the calculation of net earnings (loss)
 per common share:
  Basic................................................  13,333 13,486  12,671
                                                        ======= ======  ======
  Diluted..............................................  13,698 13,486  12,676
                                                        ======= ======  ======

            See accompanying notes to combined financial statements.

                                 LOGILITY, INC.

                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)
                     Years ended April 30, 2000, 1999, 1998

                            Common stock    Additional                        Treasury stock       Total
                          -----------------  paid-in   Divisional Accumulated ---------------  shareholders'
                            Shares   Amount  capital     equity     deficit   Shares  Amount      equity
                          ---------- ------ ---------- ---------- ----------- ------- -------  -------------
Balance at April 30,
 1997...................  11,300,000  $--      7,919      1,871      (3,122)      --  $   --       6,668
Contribution from
 (dividend to) American
 Software, Inc..........         --    --        115       (346)        --        --      --        (231)
Proceeds from initial
 public offering........   2,530,000   --     33,152        --          --        --      --      33,152
Divisional equity
 contribution...........         --    --      2,001     (2,001)        --        --      --         --
Repurchase of 205,300
 common shares..........         --    --        --         --          --    205,300  (1,882)    (1,882)
Distribution to American
 Software, Inc. under
 Tax Sharing Agreement..         --    --        --         --       (1,052)      --      --      (1,052)
Net income..............         --    --        --         476       2,106       --      --       2,582
                          ----------  ----    ------     ------     -------   ------- -------     ------
Balance at April 30,
 1998...................  13,830,000   --     43,187        --       (2,068)  205,300  (1,882)    39,237
Repurchase of 205,500
 common shares..........         --    --        --         --          --    205,500  (1,661)    (1,661)
Net loss................         --    --        --         --       (8,108)      --      --      (8,108)
                          ----------  ----    ------     ------     -------   ------- -------     ------
Balance at April 30,
 1999...................  13,830,000   --     43,187        --      (10,176)  410,800  (3,543)    29,468
Repurchase of 154,011
 common shares..........         --    --        --         --          --    154,011    (768)      (768)
Proceeds from exercise
 of stock options.......      43,454   --        125        --          --        --      --         125
Net income..............         --    --        --         --        2,388       --      --       2,388
                          ----------  ----    ------     ------     -------   ------- -------     ------
Balance at April 30,
 2000...................  13,873,454  $--     43,312        --       (7,788)  564,811 $(4,311)    31,213
                          ==========  ====    ======     ======     =======   ======= =======     ======


            See accompanying notes to combined financial statements.

                                 LOGILITY, INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                   Years ended April 30, 2000, 1999, and 1998

                                                      2000     1999     1998
                                                    --------  -------  -------
Cash flows from operating activities:
 Net income (loss)................................. $  2,388   (8,108)   2,582
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization....................    3,485    3,862    4,737
  Charge for asset impairment......................      --     1,230      --
  (Increase) decrease in assets:
   Accounts receivable.............................      245    3,392   (4,214)
   Due from American Software, Inc.................   (2,204)     --       --
   Prepaid expenses and other assets...............     (102)     320     (613)
  Increase (decrease) in liabilities:
   Accounts payable................................      235     (154)    (122)
   Accrued compensation and other liabilities......      578      229    1,072
   Deferred revenues...............................      995      553      271
   Due to American Software, Inc...................      --      (961)     (91)
                                                    --------  -------  -------
    Net cash provided by operating activities......    5,620      363    3,622
                                                    --------  -------  -------
Cash flows from investing activities:
 Additions to capitalized computer software
  development costs................................   (3,373)  (3,952)  (3,169)
 Additions to purchased computer software costs....     (100)     (28)    (235)
 Purchases of furniture and equipment..............     (539)    (755)  (1,136)
 Purchase of minority investment in business.......     (300)    (763)     --
 Proceeds from maturities of investments...........   53,791   97,718      --
 Purchases of investments..........................  (60,930) (82,183) (29,559)
                                                    --------  -------  -------
    Net cash (used in) provided by investing
     activities....................................  (11,451)  10,037  (34,099)
                                                    --------  -------  -------
Cash flows from financing activities:
 Deferred income taxes resulting from Tax Sharing
  Agreement........................................      303      (50)    (288)
 Contributions from (dividends to) American
  Software, Inc....................................      --       --      (231)
 Proceeds from exercise of stock options...........      125      --       --
 Proceeds from initial public offering.............      --       --    33,152
 Repurchases of common stock.......................     (768)  (1,661)  (1,882)
                                                    --------  -------  -------
    Net cash (used in) provided by financing
     activities....................................     (340)  (1,711)  30,751
                                                    --------  -------  -------
    Net change in cash and cash equivalents........   (6,171)   8,689      274
Cash and cash equivalents at beginning of year.....    9,695    1,006      732
                                                    --------  -------  -------
Cash and cash equivalents at end of year........... $  3,524    9,695    1,006
                                                    ========  =======  =======
Supplemental disclosure:
 Cash paid for income taxes........................ $     84      102      --
                                                    ========  =======  =======

            See accompanying notes to combined financial statements.

                             LOGILITY INCORPORATED

                     NOTES TO COMBINED FINANCIAL STATEMENTS

(1) Presentation and Summary of Significant Accounting Policies

 (a) Business and Presentation

   Logility, Inc. (the "Company") develops, markets, and supports an integrated suite of business-to-business collaborative commerce software products. This suite of products is designed to optimize the internal and external operating efficiencies of participants along the entire value chain of an enterprise, from raw materials, manufacturing, and warehousing to final consumption. The Company's products and services are used by customers within the United States and certain international markets.

   The Company is headquartered in Atlanta, Georgia, and is an approximately 85%-owned subsidiary of American Software, Inc. ("ASI"). Prior to the contribution of the following operations by ASI to the Company, the Company's operations consisted of the following divisions and subsidiary of ASI which were derived from ASI's consolidated financial statements: Supply Chain Planning and WarehousePRO divisions of ASI; and Distribution Sciences Inc., a wholly owned subsidiary of ASI. Effective January 23, 1997, ASI formally contributed its Supply Chain Planning division to the Company.

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

   The accompanying combined financial statements include the results of operations of the Company's constituent businesses as reflected in ASI's consolidated financial statements. The Supply Chain Planning and WarehousePRO divisions required certain estimates and allocations which ASI believes approximates costs that relate to the Company's operations. Since Distribution Sciences, Inc. was a separate business, no allocations were necessary, other than income taxes.

 (b) Revenue Recognition

   The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions.

   License. License revenues in connection with license agreements for standard proprietary and tailored software are recognized upon delivery of the software, providing collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific evidence exists to defer any revenue related to undelivered elements of the arrangement.

   Maintenance. Maintenance fees are generally billed annually in advance and the resulting revenues are recognized ratably over the term of the maintenance agreement.

   Services. Revenues derived from services primarily include consulting, implementation, and training. Fees are billed under both time and materials and fixed fee arrangements and are recognized as services are performed.

                             LOGILITY INCORPORATED

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

 (e) Investments

   Investments at April 30, 2000 consist of commercial paper, corporate bonds, and government securities. The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified its investment portfolio as "held-to-maturity," and has accounted for these investments at amortized cost. Accordingly, no adjustment for unrealized holding gains or losses has been reflected in the Company's financial statements.

 (f) Furniture and Equipment

   Furniture and equipment are recorded at cost, less accumulated depreciation. Depreciation of computer and communications equipment and furniture and fixtures is calculated using the straight-line method based upon an estimated useful life of three to seven years.

 (g) Intangible Assets

   Capitalized Computer Software Development Costs. The Company capitalizes certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized computer software development costs are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization.

   Purchased Computer Software Costs. Purchased computer software costs represent the cost of acquiring computer software. Amortization of purchased computer software costs is calculated using the straight-line method over periods of three to five years.

                             LOGILITY INCORPORATED

   Total Expenditures, Amortization, and Write-offs. Total expenditures for capitalized computer software development costs, total research and development expense, total amortization of capitalized computer software development costs, total amortization of purchased computer software costs and write-off of capitalized computer software costs are as follows:

                                                               Years ended
                                                                April 30,
                                                           -------------------
                                                            2000   1999  1998
                                                           ------ ------ -----
                                                             (in thousands)
Total capitalized computer software development costs..... $3,373  3,952 3,169
Total research and development expense....................  4,949  6,165 5,592
                                                           ------ ------ -----
Total research and development expense and capitalized
 computer software development costs...................... $8,322 10,117 8,761
                                                           ====== ====== =====
Total amortization of capitalized computer software
 development costs........................................ $2,761  3,169 4,057
                                                           ====== ====== =====
Total amortization of purchased computer software costs... $  106    244   251
                                                           ====== ====== =====
Write-off of capitalized computer software costs as a
 result of net realizable value analysis.................. $  --   1,230   --
                                                           ====== ====== =====

 (h) Income Taxes

   The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's results of operations are included in the consolidated Federal income tax return filed by ASI.

 (i) Use of Estimates

   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these combined financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

 (j) Fair Value of Financial Instruments

   The Company uses financial instruments in the normal course of its business. The carrying values of cash equivalents, trade accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities. See note 2 for disclosures regarding the fair value of the Company's investments.

 (k) Stock Compensation Plans

   The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, which encourages entities to recognize as compensation expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting

                             LOGILITY INCORPORATED

Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense is recorded on the date of grant if the current market price of the underlying stock granted exceeds the exercise price. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures under the provisions of SFAS No. 123.

 (l) Impairment of Long-Lived Assets

   The Company accounts for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles held for sale, other than those related to discontinued operations, be reported at the lower of carrying amount or fair value less cost to sell.

 (m) Comprehensive Income

   On May 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. No statements of comprehensive income (loss) have been included in the accompanying combined financial statements since comprehensive income (loss) and net income (loss) presented in the accompanying combined statements of operations would be the same.

 (n) Net Earnings (Loss) Per Common Share

   On January 31, 1998, the Company adopted SFAS No. 128, Earnings Per Share, which prescribes the calculation methodology and financial reporting requirements for basic and diluted earnings per share. Basic earnings (loss) per common share available to common shareholders are based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share available to common shareholders are based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

   The numerator in calculating both basic and diluted earnings (loss) per common share for each year is the same as net income (loss). The denominator is based on the following number of common shares:

                                                           Years ended
                                                            April 30,
                                                       --------------------
                                                        2000   1999   1998
                                                       ------ ------ ------
                                                          (in thousands)
                                                       --------------------
      Weighted average common shares outstanding used
       for basic                                       13,333 13,486 12,671
      Dilutive effect of outstanding stock options        365    --       5
                                                       ------ ------ ------
      Total used for diluted                           13,698 13,486 12,676
                                                       ====== ====== ======

   For the year ended April 30, 1999, options to purchase 555,000 shares of common stock were excluded from the computation of diluted earnings (loss) per share as the impact was antidilutive.

                             LOGILITY INCORPORATED

 (o) Industry Segment

   On February 1, 1999, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates and manages its business in one segment, that being providing value chain management software solutions to participants along the value chain.

(2) Investments

   Investments, which are classified as held-to-maturity, consist of the following at April 30, 2000 and 1999 (in thousands):

                                      2000                       1999
                           -------------------------- --------------------------
                                           Unrealized
                           Carrying  Fair     gain    Carrying  Fair  Unrealized
                            value   value    (loss)    value   value     gain
                           -------- ------ ---------- -------- ------ ----------
  Commercial paper........ $ 7,958   7,988     30       5,229   5,236      7
  Corporate bonds.........  10,725  10,702    (23)      8,795   8,780    (15)
  Government securities...   2,480   2,473     (7)        --      --     --
                           -------  ------    ---      ------  ------    ---
                           $21,163  21,163    --       14,024  14,016     (8)
                           =======  ======    ===      ======  ======    ===

   The maturity of investments as of April 30, 2000 is $14,425,000 in 2001 and $6,738,000 in 2002.

(3) Furniture and Equipment

   Furniture and equipment consist of the following at April 30, 2000 and 1999 (in thousands):

                                                                   2000    1999
                                                                  ------- ------
   Computer and communications equipment......................... $ 3,310  2,780
   Furniture and fixtures........................................     413    404
                                                                  ------- ------
                                                                    3,723  3,184
   Less accumulated depreciation.................................   1,853  1,295
                                                                  ------- ------
                                                                  $ 1,870  1,889
                                                                  ======= ======

(4) Intangible Assets

   Intangible assets consist of the following at April 30, 2000 and 1999 (in thousands):

                                                                   2000    1999
                                                                  ------- ------
   Capitalized computer software development costs............... $18,005 14,632
   Purchased computer software costs.............................   1,258  1,158
                                                                  ------- ------
                                                                   19,263 15,790
   Less accumulated amortization.................................  12,515  9,588
                                                                  ------- ------
                                                                  $ 6,748  6,202
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

                             LOGILITY INCORPORATED

(5) Purchase of Minority Investment in Business

   During the year ended April 30, 2000, the Company acquired 30% of the outstanding common stock of ShipSolutions, Inc. ("SSI") for $300,000. SSI provides an easy, secure and quality tracking service to match buyers and sellers of shipping activities through an internet-based shipping portal.

   During the year ended April 30, 1999, the Company acquired 10% of the outstanding common stock of INSIGHT, INC., a leading provider of optimization technology for support chain modeling and logistics systems, for $763,000.

   The investments in INSIGHT, INC. and SSI are accounted for on the cost basis of accounting due to immateriality and are included in other assets.

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

   The Company's effective tax rate differs from the "expected" income tax expense (benefit) calculated by applying the Federal statutory rate of 34% to earnings (loss) before income taxes as follows:

                                                             Years ended
                                                              April 30,
                                                         ---------------------
                                                         2000    1999    1998
                                                         -----  ------  ------
                                                           (in thousands)
   Computed "expected" income tax expense (benefit)....  $ 812  (2,723)    878
   Increase (decrease) in income taxes resulting from:
     State income taxes, net of Federal income tax
      effect...........................................    120      66     102
     Change in the valuation allowance for deferred tax
      assets...........................................   (827)  2,872  (1,045)
     Other, net........................................   (105)   (115)     65
                                                         -----  ------  ------
                                                         $ --      100     --
                                                         =====  ======  ======

   The significant components of deferred income tax expense (benefit) attributable to earnings (loss) before income taxes for the years ended April 30, 2000, 1999, 1998, are as follows:

                                                            Years ended
                                                             April 30,
                                                        ---------------------
                                                        2000    1999    1998
                                                        -----  ------  ------
                                                          (in thousands)
   Deferred income tax expense (benefit)............... $ 827  (2,872)  1,045
   Increase (decrease) in the valuation allowance for
    deferred tax assets................................  (827)  2,872  (1,045)
                                                        -----  ------  ------
                                                        $ --      --      --
                                                        =====  ======  ======

                             LOGILITY INCORPORATED

   The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities computed on a separate return basis and before consideration of the Company's Tax Sharing Agreement with ASI at April 30, 2000 and 1999 are presented as follows:

                                                                 Years ended
                                                                  April 30,
                                                               ---------------
                                                                2000    1999
                                                               ------- -------
                                                               (in thousands)
   Deferred income tax assets:
     Compensated absences and other expenses, due to accrual
      for financial reporting purposes........................ $   280     249
     Deferred revenue.........................................     421     --
     Accounts receivable, due to allowance for doubtful
      accounts................................................     260     170
     Prepaid maintenance......................................     453     --
     Net operating loss carryforwards.........................   5,319   6,838
                                                               ------- -------
       Total gross deferred income tax assets.................   6,733   7,257
     Less valuation allowance.................................   3,971   4,798
                                                               ------- -------
       Net deferred income tax assets.........................   2,762   2,459
                                                               ------- -------
   Deferred income tax liabilities:
     Capitalized computer software development costs..........   2,524   2,292
     Property and equipment, primarily due to differences in
      depreciation............................................     236     167
     Other....................................................       2     --
                                                               ------- -------
       Total gross deferred income tax liabilities............   2,762   2,459
                                                               ------- -------
       Net deferred income tax asset (liability)..............     --      --
                                                               ======= =======

   In accordance with the Company's Tax Sharing Agreement with ASI, the Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. All benefits derived from deferred tax assets as defined in the Tax Sharing Agreement (of $5,768,000, which include net operating loss and tax credit carryforwards) that arose prior to the initial public offering were allocated to ASI. Accordingly, the Company will not receive any benefit from the $5,768,000 of contributed gross deferred tax assets. In addition, certain deferred tax liabilities that arose prior to the initial public offering were allocated to the Company (which gives rise to the Company's net deferred tax liability of $2,762,000 at April 30, 2000 and $2,459,000 at April 30, 1999, recorded in the accompanying combined balance sheets). After the initial public offering, to the extent the tax computation produces a tax benefit for the Company, ASI will be required to pay such amounts to the Company only if and when realized by ASI by the reduction in income taxes payable with respect to the current tax period. The Company had net stand-alone taxable income for 1998, therefore, the corresponding calculated income taxes due are recorded as a distribution to ASI in the combined statement of shareholders' equity. At April 30, 2000, ASI had net operating loss carryforwards of approximately $27,000,000 which must be utilized by ASI before the Company would receive payment for any currently generated tax benefits. Such net operating losses expire in varying amounts through 2020.

(7) Stockholders' Equity

 (a) Completion of Initial Public Offering

   On October 10, 1997, the Company successfully completed its initial public offering of common stock. The Company sold 2.2 million shares of common stock in the initial public offering for approximately $31.9

                             LOGILITY INCORPORATED
million less issuance costs of $3.1 million. On November 6, 1997, the Company sold 330,000 shares of common stock as part of the underwriters' overallotment from the initial public offering for $4.8 million less issuance costs of approximately $400,000.

 (b) Stock Compensation

   Prior to August 7, 1997, the Company had not issued any stock options; however, certain employees of the Company received stock options of ASI. Effective August 7, 1997, the Company adopted the Logility, Inc. 1997 Stock Plan ("Stock Plan"). The Stock Plan provides for grants of incentive stock options and nonqualified stock options to certain key employees and directors of the Company. The Stock Plan also allows for stock appreciation rights in lieu of or in addition to stock options. Options to purchase a maximum of 1,200,000 shares of common stock and a maximum of 300,000 units of Stock Appreciation Rights ("SARs"), as defined, may be granted under the Stock Plan. The options and SARs generally vest over a four-year period. The terms of the options generally are for ten years, and the terms of the SARs generally are for five years.

   The Stock Plan further limits stock option grants by providing that the number of outstanding option shares, when added to the outstanding shares held by shareholders other than American Software, may not exceed 20% of the issued and outstanding shares, if it were assumed that all of the stock options were exercised. As of April 30, 2000, this limitation resulted in a maximum aggregate number of option shares that had been exercised, were outstanding or were available for grant of 817,878 shares.

   In September 1998, the Company granted 136,280 options which were issued in exchange for the surrender of an equal number of previously issued options which had exercise prices ranging from $7.13 to $14.50. These repriced options, which excluded executive management, were issued at the fair market value of the stock at the date of grant of $2.75.

   A summary of the status of the Company's Stock Plan as of April 30, 2000, 1999, and 1998, and changes during the years then ended is presented below:

                                                                       Weighted-
                                                                        average
                                                              Shares     price
                                                             --------  ---------
Outstanding at April 30, 1997...............................      --    $  --
Granted.....................................................  267,890    12.97
Forfeited/canceled..........................................   (5,820)   13.67
                                                             --------
Outstanding at April 30, 1998...............................  262,070    12.96
Granted.....................................................  600,130     2.93
Forfeited/canceled.......................................... (306,754)    8.78
                                                             --------
Outstanding at April 30, 1999...............................  555,446     4.22
Granted.....................................................  415,400     5.04
Exercised...................................................  (43,454)    2.88
Forfeited/canceled.......................................... (163,303)    4.28
                                                             --------
Outstanding at April 30, 2000...............................  764,089   $ 4.73
                                                             ========   ======
Options exercisable at April 30, 2000.......................  126,438   $ 6.17
                                                             ========   ======
Weighted-average fair value of options granted during:
    2000....................................................            $ 2.63
                                                                        ======
    1999....................................................            $ 1.71
                                                                        ======
    1998....................................................            $10.74
                                                                        ======

                             LOGILITY INCORPORATED

   The following table summarizes information about fixed stock options outstanding at April 30, 2000:

                        Options outstanding         Options exercisable
                 --------------------------------- ---------------------
                              Weighted-
                   Number      average   Weighted-   Number    Weighted-
     Range of    outstanding  remaining   average  exercisable  average
     exercise     at April   contractual exercise   at April   exercise
      prices      30, 2000      life       price    30, 2000     price
     --------    ----------- ----------- --------- ----------- ---------
   $2.75-- 5.00    625,054       8.8      $ 3.33      87,955    $ 3.01
    5.01--10.00     83,000       9.5        8.85       5,000      7.50
   10.01--15.00     49,035       7.6       14.07      26,483     13.92
   15.01--16.25      7,000       8.5       15.61       7,000     15.61
                   -------                           -------
                   764,089       8.8      $ 4.73     126,438    $ 6.17
                   =======                           =======

   ASI and the Company apply the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for ASI's and the Company's stock option plans. Had compensation cost for the Company's share of ASI's stock-based compensation plans and its own stock option plan been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been changed to the pro forma amounts indicated below:

                                                             Years ended April
                                                                    30,
                                                            --------------------
                                                             2000   1999   1998
                                                            ------ ------  -----
                                                              (in thousands,
                                                             except per share
                                                                   data)
   Net income (loss):
     As reported........................................... $2,388 (8,108) 2,582
     Pro forma.............................................  1,063 (9,254) 1,176
   Diluted net income (loss) per common share:
     As reported........................................... $  .17   (.60)   .20
     Pro forma.............................................    .08   (.69)   .09

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       2000     1999     1998
                                                      -------  -------  -------
   Dividend yield....................................       0%       0%       0%
   Expected volatility...............................   150.9%   131.4%    62.1%
   Risk-free interest rate...........................     5.6%     5.6%     5.6%
   Expected life..................................... 8 years  8 years  8 years

 (c) Employee Stock Purchase Plan

   In November 1998, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") that offers employees the right to purchase shares of the Company's common stock at 85% of the market price, as defined, pursuant to the Purchase Plan. Under the Purchase Plan, full-time employees, except persons owning 5% or more of the Company's common stock, are eligible to participate after one month of employment. Employees may contribute up to 15% of their annual salary toward the Purchase Plan subject to a maximum of $15,000 per year. Common stock is purchased in the open market on behalf of the participants. The Company contributes to the purchase price by funding a 15% discount to market price. A maximum of 200,000 shares of

                             LOGILITY INCORPORATED
common stock may be purchased under the Purchase Plan. During the years ended April 30, 2000 and 1999, 23,361 and 12,874 shares, respectively, were purchased on the open market, at a cost to the Company of $147,782 and $12,615, respectively, representing the funded discount from market price.

(8) International Revenues and Significant Customer

   International revenues were $3,658,000 or 11%, $3,893,000 or 14%, and $3,197,000 or 9% of combined revenues for the years ended April 30, 2000, 1999, 1998, respectively, and were derived primarily from customers in Europe.

   One customer accounted for approximately 13% of combined revenues for the year ended April 30, 2000. No individual customer accounted for more than 10% of combined revenues for the years ended April 30, 1999 or 1998.

(9) Commitments and Contingencies

 (a) 401(k) Profit Sharing Plan

   The employees of the Company are offered the opportunity to participate in the ASI 401(k) Profit Sharing Plan (the "401(k) Plan"), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 15% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the Board of Directors of the Company. The Company did not make profit sharing contributions for 2000, 1999, or 1998.

   Effective January 1, 1999, the Company contributes an employer match in an amount equal to 25% of the eligible participant's compensation contributed to the Plan subject to a maximum of 6% of compensation. The Company's matching contributions totaled $153,000 and $49,000 for 2000 and 1999, respectively.

 (b) Lease Commitments

   The Company occupies its principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note 10). Amounts allocated to the Company for rent expense for these facilities was $418,000, $342,000, and $342,000 for the years ended April 30, 2000, 1999, 1998, respectively. In addition, the Company has various other operating leases. Rent expense under these facility leases was $433,000, $529,000, and $401,000 for the years ended April 30, 2000, 1999,
1998, respectively.

   Future minimum lease payments under noncancelable operating leases (excludes cancelable leases with ASI) are as follows (in thousands):

                            Year ending April 30,
   2001.................................................................... $394
   2002....................................................................  245
   2003....................................................................  130
   2004....................................................................  129
   2005....................................................................   54
                                                                            ----
                                                                            $952
                                                                            ====

                             LOGILITY INCORPORATED

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

     Services Agreement--Commencing August 1, 1997, the Company began purchasing (or selling) various services from (to) ASI based upon various cost methodologies as described below:

                                                                     Expense from
                                    Expense for the Expense for the August 1, 1997
                                      year ended      year ended          to
   Service       Cost methodology   April 30, 2000  April 30, 1999  April 30, 1998
   -------      ------------------- --------------- --------------- --------------
 . General       Apportioned based
  corporate     on apportionment
  services      formula to all ASI
                subsidiaries.......    $622,000        1,167,000       530,000

 . Professional  Cost plus billing
  services to   with the percentage
  customers on  of costs and
  behalf of     expenses to be          345,000          219,000       472,000
  the Company   negotiated.........
  (services
  are
  available
  unless ASI
  determines
  it is not
  economic or
  otherwise
  feasible)

 . Employee      Apportioned based
  benefits      on apportionment
  services      formula to all ASI
                subsidiaries.......      40,000           95,000        65,000

                             LOGILITY INCORPORATED

                                                                  Expense from
                                    Expense for    Expense for   August 1, 1997
                                   the year ended the year ended  to April 30,
                                   April 30, 2000 April 30, 1999      1998
                                   -------------- -------------- --------------
Facilities Agreement--The Company
 leases various properties from
 ASI for specified square foot
 rates. The stated term of the
 agreement is for two years;
 however, it may be terminated by
 either party after a 90-day
 notice. In 2000, ASI allocated
 utility expenses based on the
 Company's percentage of
 occupancy.......................        $418,000        342,000        330,000

Stock Option Agreement--The
 Company has granted ASI an
 option to purchase Company
 common stock to enable ASI to
 maintain the necessary ownership
 percentage required to
 consolidate the Company in ASI's
 consolidated Federal income tax
 return. The purchase price of
 the option is the average of the
 closing price on each of the
 five business days immediately
 preceding the date of payment...  Not applicable Not applicable Not applicable

Technology License Agreement--The
 Company granted ASI a
 nonexclusive, nontransferable,
 worldwide perpetual right and
 license to use, execute,
 reproduce, display, etc. its
 Value Chain Planning and
 Execution Solutions (which ASI
 had transferred to the Company)
 so that ASI may maintain and
 support end-users of the
 software products. The license
 is fully paid and royalty-
 free............................  Not applicable Not applicable Not applicable

Marketing License Agreement--The
 Company utilizes ASI as a
 nonexclusive marketing
 representative for licensing of
 its products and pays ASI 30%
 (50% for certain international
 licenses) of net license fees
 for its services. The stated
 term of the agreement is for
 five years, but may be
 terminated at either party's
 discretion upon 12 months'
 notice..........................         731,000        308,000      1,108,000

                          Independent Auditors' Report

The Board of Directors and Shareholders
Logility, Inc.:

   We have audited the accompanying combined balance sheets of Logility, Inc. as of April 30, 2000 and 1999, and the related combined statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 2000. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Logility, Inc. as of April 30, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Atlanta, Georgia
June 16, 2000

                                                                     Schedule II

                                 LOGILITY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                   Years ended April 30, 1998, 1999, and 2000
                                 (in thousands)

                        Allowance for Doubtful Accounts

                         Balance at Additions                               Balance at
                         beginning   charged       Other                      end of
                         of period  to expense Additions (1) Deductions (2)   period
                         ---------- ---------- ------------- -------------- ----------
Year ended April 30,
 1998...................    $421       --           --            --           421
Year ended April 30,
 1999...................     421       907          --            881          447
Year ended April 30,
 2000...................     447       120          232           115          684

--------
(1) Recovery of previously written-off amounts.
(2) Write-off of uncollectible accounts.

                          Independent Auditors' Report

The Board of Directors and Shareholders
Logility, Inc.:

   Under date of June 16, 2000, we reported on the combined balance sheets of Logility, Inc. as of April 30, 2000 and 1999, and the related combined statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 2000, which are included in the April 30, 2000, annual report on Form 10-K. In connection with our audits of the aforementioned combined financial statements, we also audited the related combined financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Atlanta, Georgia
June 16, 2000