Form 10-Q
period 2000-07-31
LOGILITY INC
filed 2000-09-13
CIK 1043915

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          July 31, 2000
                              ------------------------------------

                                      OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 0-23057
                        ---------------------------------------------------


                                LOGILITY, INC.
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Georgia                                   58-2281338
-------------------------------          -----------------------------------
(State or other jurisdiction of          (IRS Employer Identification Number)
 incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia              30305
-------------------------------------------------           ----------
(Address of principal executive offices)                    (Zip Code)

                                (404) 261-9777
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

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
     -------

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

           Class                              Outstanding at September 13, 2000
--------------------------                    ---------------------------------
Common Stock, no par value                              13,307,182 Shares

                                LOGILITY, INC.

                                   Form 10-Q

                          Quarter Ended July 31, 2000

                                     Index


                                                                                                          Page
                                                                                                         Number
                                                                                                   -------------------
Part I - Financial Information

        Item 1.  Financial Statements

             Condensed Balance Sheets (Unaudited)
                 July 31, 2000 and April 30, 2000                                                                3

             Condensed Statements of Operations (Unaudited)
                 Three Months Ended July 31, 2000 and 1999                                                       4

             Condensed Statements of Cash Flows (Unaudited)
                 Three Months Ended July 31, 2000 and 1999                                                       5

             Notes to Condensed Financial Statements (Unaudited)                                               6-7

        Item 2.  Management's Discussion and Analysis of Financial Condition and                              8-12
                        Results of Operations

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     13

Part II - Other Information                                                                                  14-15

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                LOGILITY, INC.
                     Condensed Balance Sheets (Unaudited)
                       (in thousands, except share data)

                                                                                           July 31,           April 30,
                                                                                             2000                2000
                                                                                       ---------------      --------------
Current Assets:
      Cash and cash equivalents                                                           $      2,645         $     3,524
      Investments-current                                                                       15,014              14,425
      Trade accounts receivable, less allowance for doubtful accounts of
         $513 and $684 at July 31, 2000 and April 30, 2000, respectively:
                  Billed                                                                         3,527               4,599
                  Unbilled                                                                       2,073               2,558
      Due from Parent                                                                            3,380               2,204
      Prepaid expenses and other current assets                                                    514                 556
                                                                                       ---------------      --------------
           Total current assets                                                                 27,153              27,866
Investments-noncurrent                                                                           5,118               6,738
Furniture and equipment, less accumulated depreciation                                           1,834               1,870
Intangible assets, less accumulated amortization                                                 6,916               6,748
Other assets, net                                                                                1,397               1,312
                                                                                       ---------------      --------------
                                                                                          $     42,418         $    44,534
                                                                                       ===============      ==============
Liabilities and Shareholders' Equity:
Current liabilities:
      Accounts payable                                                                    $      1,012         $     1,225
      Accrued compensation and related costs                                                     1,532               1,879
      Other current liabilities                                                                  1,314               1,750
      Deferred Revenues                                                                          5,344               5,705
                                                                                       ---------------      --------------
           Total current liabilities                                                             9,202              10,559
Deferred income taxes                                                                            2,762               2,762
                                                                                       ---------------      --------------
           Total liabilities                                                                    11,964              13,321
                                                                                       ---------------      --------------

Shareholders' equity:
      Preferred stock:  2,000,000 shares authorized; no shares issued                                -                   -
      Common stock, no par value; 20,000,000 shares authorized;
           13,871,993 shares issued at July 31, 2000
           and April 30, 2000                                                                        -                   -
      Additional paid-in capital                                                                43,312              43,312
      Accumulated deficit                                                                       (8,547)             (7,788)
      Treasury stock, at cost - 564,811 shares at July 31, 2000 and
           April 30, 2000                                                                       (4,311)             (4,311)
                                                                                       ---------------      --------------
           Total shareholders' equity                                                           30,454              31,213

      Commitments and contingencies
                                                                                       ---------------      --------------
                                                                                          $     42,418         $    44,534
                                                                                       ===============      ==============

See accompanying notes to condensed financial statements.

                                LOGILITY, INC.
                Condensed Statements of Operations (Unaudited)
                     (In thousands, except per share data)

                                                                         Three Months Ended
                                                                               July 31,
                                                             ------------------------------------------
                                                                   2000                       1999
                                                             ---------------            ---------------
Revenues:
        License fees                                           $       1,859              $       4,300
        Maintenance                                                    2,657                      2,212
        Services                                                       2,406                      1,857
                                                             ---------------            ---------------
           Total revenues                                              6,922                      8,369
                                                             ---------------            ---------------

Cost of revenues:
        License fees                                                     778                        822
        Maintenance                                                      411                        509
        Services                                                       1,404                        945
                                                             ---------------            ---------------
           Total cost of revenues                                      2,593                      2,276
                                                             ---------------            ---------------
Gross margin                                                           4,329                      6,093
                                                             ---------------            ---------------

Operating expenses:
        Research and development                                       2,161                      2,228
        Less:  Capitalized development                                  (798)                      (792)
        Sales and marketing                                            3,076                      3,517
        General and administrative                                       972                        639
                                                             ---------------            ---------------
           Total operating expenses                                    5,411                      5,592
                                                             ---------------            ---------------
           Operating income (loss)                                    (1,082)                       501
                                                             ---------------            ---------------

Other income, net                                                        323                        327
                                                             ---------------            ---------------

           Income (loss) before income taxes                            (759)                       828

Income taxes                                                               -                          -
                                                             ---------------            ---------------
           Net income (loss)                                   $        (759)             $         828
                                                             ===============            ===============

Net income (loss) per common share - Basic and Diluted         $       (0.06)             $        0.06
                                                             ===============            ===============

Shares used in per share calculation: Basic                           13,307                     13,402
                                                             ===============            ===============

                                      Diluted*                        13,307                     13,607
                                                             ===============            ===============

* Diluted weighted average common shares outstanding are not included in the quarter ended July 31, 2000 calculation due to the anti-dilution of the net loss.

See accompanying notes to condensed financial statements.

                                LOGILITY, INC.
                Condensed Statements of Cash Flows (Unaudited)
                                (in thousands)

                                                                                                  Three Months Ended
                                                                                                       July 31,
                                                                                         -------------------------------------
                                                                                               2000                1999
                                                                                         -----------------    ----------------
Cash flows from operating activities:

      Net income (loss)                                                                          $   (759)         $     828
      Adjustments to reconcile net income (loss) to net cash (used in)
           provided by operating activities:
                  Depreciation and amortization                                                       830                740
                  (Increase) decrease in assets:
                        Accounts receivable                                                         1,557              1,901
                        Related party net receivable                                               (1,176)               (20)
                        Prepaid expenses and other assets                                             (43)              (124)
                  Increase (decrease) in liabilities:
                        Accounts payable, accrued costs and other                                    (996)               394
                        Deferred revenues                                                            (361)               690
                                                                                         -----------------    ----------------
                             Net cash (used in) provided by operating activities                     (948)             4,409
                                                                                         -----------------    ----------------

Cash flows from investing activities:
      Additions to capitalized computer software development costs                                   (798)              (792)
      Additions to purchased computer software costs                                                  (48)                 -
      Proceeds from maturities of investments                                                      23,038             14,017
      Purchases of investments                                                                    (22,007)           (16,028)
      Purchases of furniture and equipment                                                           (116)              (150)
                                                                                         -----------------    ----------------
                             Net cash provided by (used in) investing activities                       69             (2,953)
                                                                                         -----------------    ----------------

Cash flows from financing activities:
      Repurchases of common stock                                                                       -               (224)
                                                                                         -----------------    ----------------
                            Net cash used in financing activities                                       -               (224)
                                                                                         -----------------    ----------------

                             Net change in cash and cash equivalents                                 (879)             1,232

                             Cash and cash equivalents at beginning of period                       3,524              9,695
                                                                                         -----------------    ----------------

                             Cash and cash equivalents at end of period                          $  2,645          $  10,927
                                                                                         =================    ================

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.   Basis of Presentation

     The accompanying condensed financial statements of Logility, Inc. (the "Company"), are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information presented in the condensed financial statements reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the periods indicated. These financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended April 30, 2000, as filed with the SEC on July 28, 2000. The interim results reflected in the condensed financial statements are not necessarily indicative of the results to be expected for the full year.

     The Company is an approximately 85% owned subsidiary of American Software, Inc. (the "Parent"), a publicly held applications software provider of enterprise resource planning solutions (NASDAQ - AMSWA).

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

E.   Net Earnings (Loss) Per Common Share

       Basic earnings (loss) per common share available to common shareholders are based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share available to common shareholders is based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

       The numerator in calculating both basic and diluted earnings (loss) per common share for each year is the same as net earnings (loss). The denominator is based on the following number of common shares:


                                                       Quarter ended July 31,
                                                       ----------------------
                                                          2000         1999
                                                       ----------    --------
                                                            (in thousands)
          Common Shares:
          Weighted average common shares outstanding       13,307      13,402

          Dilutive effect of outstanding stock options*        -          205
                                                       ----------    --------
          Total                                            13,307      13,607
                                                       ==========    ========

          Net (loss) earnings:                         $     (759)   $    828

          Net (loss) earnings per common share:
               Basic                                   $    (0.06)   $   0.06
                                                       ==========    ========
               Diluted                                 $    (0.06)   $   0.06
                                                       ==========    ========



          *For the quarter ended July 31, 2000 approximately 187,000 stock options were excluded from the computation of diluted earnings (loss) per share because they were antidilutive.

                                LOGILITY, INC.
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements, which are subject to substantial risks and uncertainties. A variety of factors could cause our actual results to differ materially from those anticipated by statements we make in this report. The demand for our software products and services, as well as the timing of releases of our software products, can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. Other factors include changes in general economic conditions, the growth rate of the market for our products and services, the timely availability and market acceptance of these products and services, the performance of direct and indirect sales channels, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could affect our future performance.

OVERVIEW

Logility, Inc. ("Logility" or the "Company") develops, markets and supports e-Business solutions for business-to-business (B2B) collaborative commerce that optimize internal and external operating efficiencies of manufacturers, suppliers, distributors, retailers and other organizations along the "value chain." The value chain refers to the complex network of relationships that organizations maintain with trading partners to source, manufacture and deliver products to the customer. Logility Voyager Solution (TM) consists of an Internet-based, integrated software suite that provides advanced supply chain management including collaborative planning, supply chain execution, and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service across our customers' value chains, private Internet portals and public e-Business trading exchanges.

In addition to the Logility Voyager Solutions application suite, the i-Community(SM) provides a complete solution for web-based networking of trading partners that facilitates Collaborative Planning, Forecasting and Replenishment(R) (CPFR(R)) based collaboration with suppliers, manufacturers, retailers and customers. The i-Community allows trading partners to quickly access and leverage the Logility Voyager Solutions suite and gain the benefits of e-Business via a web-browser. We market our solution worldwide, primarily to large enterprises that require a comprehensive supply chain planning and execution solution. Sales are made through a dedicated sales force and through relationships with third-party vendors (including American Software) and service providers.

We previously conducted our business and operations as three separate business units of American Software: a supply chain planning software group, a warehouse management software group, and a transportation management software group. Effective January 1997, American Software transferred substantially all of the business, operations (including research and development), assets and associated liabilities of its Supply Chain Planning division to us. Effective August 1997, American Software transferred to us the WarehousePRO software and substantially all associated operations, assets and liabilities. Also effective August 1997, American Software's wholly-owned subsidiary, Distribution Sciences, Inc., was merged into Logility, transferring its business, operations, assets and liabilities, including the Transportation Planning and Transportation Management software, to us. Our condensed financial statements included herein present the combined assets, liabilities and results of operations for the three business units for all periods.

Our revenues are derived primarily from three sources: software licenses, maintenance and services. Software licenses generally are based upon the number of modules, servers, users and/or sites licensed. License fee revenues are recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor-specific evidence exists to allocate the total fee to all elements of the arrangement. Maintenance agreements typically are for a one- to three-year term and usually are entered into at the time of the initial product license. Maintenance revenues are recognized ratably over the term of the maintenance agreement. Services revenues consist primarily of fees from software implementation, training, consulting and customization services and are recognized as the services are rendered.

COMPARISON OF RESULTS

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended July 31, 2000 and 1999:

                                              Percentage of      Pct. Change
                                              Total Revenues      in Dollars
                                           -------------------   ------------
                                              2000      1999     2000 vs 1999
                                           ---------  --------   ------------
Revenues:
      License fees                              27 %      51 %        (57) %
      Maintenance                               38        26           20
      Services                                  35        23           30
                                           ---------  --------   ------------
           Total revenues                      100       100          (17)
                                           ---------  --------   ------------
Cost of revenues:
      License fees                              11        10           (5)
      Maintenance                                6         6          (19)
      Services                                  20        11           49
                                           ---------  --------   ------------
           Total cost of revenues               37        27           14
                                           ---------  --------   ------------
Gross margin                                    63        73          (29)
Operating expenses:
      Research and development (net)            20        17           (5)
      Sales and marketing                       45        42          (13)
      General and administrative                14         8           52
                                           ---------  --------   ------------
           Total operating expenses             79        67           (3)
                                           ---------  --------   ------------
Operating income (loss)                        (16)        6           nm

                                           ---------  --------   ------------
Other income, net                                5         4           (1)
                                           ---------  --------   ------------
Income (loss) before income taxes              (11)       10           nm
Income tax expense                               -         -            -
                                           ---------  --------   ------------

           Net income (loss)                   (11)%      10 %         nm
                                           =========  ========   ============

nm - not meaningful

THREE MONTHS ENDED JULY 31, 2000 AND 1999:
-----------------------------------------

REVENUES:

Our total revenues decreased 17% to approximately $6.9 million from $8.4 million for the comparable quarter a year ago. This decrease was largely due to a substantial decrease in our product sales, partially offset by increases in maintenance and services revenues. International revenues represented approximately 17% of total revenues in the quarter ended July 31, 2000 compared to approximately 4% a year ago. This increase was mainly due to increased international license fees, but was also attributable to the decrease in domestic revenues.

LICENSES. License fee revenues decreased 57% to approximately $1.9 million from the same quarter a year ago primarily as a result of continued slow sales of our software products. In the quarter ended July 31, 2000, we continued to experience lower license fee levels due to reduced sales effectiveness of direct and indirect sales efforts. The direct sales channel provided approximately 73% of license fee revenues for the quarter ended July 31, 2000, compared to approximately 81% in the comparable quarter a year ago. Our indirect sales channel has been principally through American Software. However, in the quarter ended July 31, 2000, we entered into a marketing agreement with a major software distributor that we believe could become an increased source of future indirect channel revenues.

MAINTENANCE. Maintenance revenues increased 20% to approximately $2.7 million from a year ago, due to the current quarter being the beginning maintenance period for a significant number of licensing transactions sold in prior quarters. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

SERVICES. Services revenues increased 30% to approximately $2.4 million from a year ago as a result of implementation services performed for new customers acquired through license fee transactions closed in previous quarters. For the quarter ended July 31, 2000, one customer accounted for 12% of total services revenues.

GROSS MARGIN:

Total gross margin in the quarter ended July 31, 2000 was 63% of total revenues, compared to 73% a year ago. This decrease was largely due to the decreased level of license fees, which fell to 27% of total revenues, down from 51% a year ago. The gross margin on license fees declined significantly to 58% from 81% a year ago, due to the combination of lower license fees and the relatively fixed amount of amortization expense on capitalized software, which makes up the primary component of cost of license fees. Gross margin on maintenance revenues rose to 85% compared to 77% a year ago, due to the increase in maintenance revenues from customers acquired in previous quarters. Gross margin on services revenues decreased to 42% compared to 49% in the same period a year ago, due to slightly higher staffing and infrastructure costs.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                                 Three Months Ended
                                                               -----------------------------------------------------
                                                                   July 31,            Percent           July 31,
                                                                     2000              Change              1999
                                                               ---------------       -----------     ---------------
Gross product development costs                                        $ 2,161                (3) %          $ 2,228
  Percentage of total revenues                                              31 %                                  27 %
Less:  Capitalized development                                            (798)                1  %             (792)
  Percentage of gross prod. dev. costs                                      37 %                                  36 %
                                                               ---------------       -----------     ---------------
Product development expenses                                           $ 1,363                (5) %          $ 1,436
  Percentage of total revenues                                              20 %                                  17 %

Gross product development costs decreased 3% in the quarter ended July 31, 2000 compared to a year ago, as cost control efforts yielded slight decreases in costs. Capitalized development increased 1% from a year ago, while the rate of capitalized development as a percentage of gross product development costs remained comparable at 37% versus 36% a year ago. Product development expenses, as a percentage of total revenues, increased to 20% from 17% a year ago, due primarily to the decrease in total revenues.

SALES AND MARKETING. Sales and marketing expenses decreased 13% from a year ago, due to continued attention to controlling sales and marketing expenditures. As a percentage of total revenues, sales and marketing expenses were 44% for the quarter ended July 31, 2000 compared to 42% for the quarter ended July 31, 1999. This increase was due primarily to the decrease in overall revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 52% to approximately $972,000 from a year ago, mainly as a result of an increase in employees, as well as an increased allocation of shared intercompany expenses from American Software. For the three months ended July 31, 2000, the average number of employees was approximately 207, compared to approximately 175 for the three months ended July 31, 1999.

OTHER INCOME:

Other income is comprised of investment earnings from the investment of our cash reserves. Our investments are generally short term in nature, and all investments mature within two years. For the quarter ended July 31, 2000, these investments generated a yield of approximately 6.0%.

INCOME TAXES:

We are included in the consolidated Federal income tax return filed by American Software, Inc. However, we provide for income taxes as if we were filing a separate income tax return. For the quarter ended July 31, 2000, we did not record any income taxes as a result of the operating losses incurred since our Initial Public Offering.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Our operating activities used cash of approximately $948,000 in the three months ended July 31, 2000, and provided cash of approximately $4.4 million in the same period of the prior year. The cash used by operations during the three months ended July 31, 2000 was primarily attributable to an increase in a net receivable from our parent company, American Software, Inc. of $1.2 million, a decrease in accounts payable and other liabilities of $996,000, net loss of $759,000, and a decrease in deferred revenues of $361,000. This was partially offset by a decrease in accounts receivable of $1.6 million, and non-cash depreciation and amortization expense of $830,000. The cash provided by operations during the same period of the prior year was attributed to a decrease in accounts receivable of approximately $1.9 million, net earnings of $828,000, non-cash depreciation and amortization expense of $740,000, an increase in deferred revenues of $690,000, and an increase in accounts payable, accrued costs and other current liabilities of $394,000. This was partially offset by an increase in prepaid expenses and other current assets of $144,000.

Cash provided by (used in) investing activities was approximately $69,000 and ($2.9 million) for the three months ended July 31, 2000 and 1999, respectively. For the three months ended July 31, 2000, cash provided by investing activities consisted of $1.0 million in the net sale of investments, which was partially offset by $798,000 in capitalized software development costs, and $116,000 in purchases of furniture and equipment. For the three months ended July 31, 1999, cash used in investing activities consisted primarily of $2.0 million for the net purchase of investments, and $792,000 in capitalized software development costs.

There was no cash provided by or used in financing activities for the three months ended July 31, 2000. For the three months ended July 31, 1999, $224,000 was used for the repurchase of our common stock.

Days Sales Outstanding (DSO) in accounts receivable were 79 days as of July 31, 2000, compared to 85 days as of July 31,1999. This reduction was due primarily to lower overall levels of receivables, as well as improved collection efforts.

The Company's current ratio on July 31, 2000 was 2.95 to 1 and the Company has no long-term debt. The Company believes that its sources of liquidity and capital resources will be sufficient to satisfy its cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. The Company does not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to the Company. If available, such financing may result in further dilution to the Company's shareholders and higher interest expense.

On December 15, 1997, the Board of Directors approved a resolution authorizing the Company to repurchase up to 350,000 shares of the Company's common stock through open market purchases at prevailing market prices. The Company completed this repurchase plan in November 1998. In November 1998 the Company adopted an additional repurchase plan for up to 800,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility's common stock and management's assessment of the Company's liquidity and cash flow needs. For both plans, through September 13, 2000, the Company had purchased a cumulative total of 564,811 shares at a total cost of approximately $4.3 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the quarter ended July 31, 2000, the Company generated 17% of its revenues outside the United States. International sales usually are made by the Company's foreign subsidiaries and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies.

Interest rates. The Company manages its interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with the Company's investment policy. These instruments are denominated in U.S. dollars. The fair value of securities held at July 31, 2000 was approximately $20.1 million.

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

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
------    -----------------

          The registrant is not currently involved in legal proceedings requiring disclosure under this item.

Item 2.   Changes in Securities and Use of Proceeds
------    -----------------------------------------

          Not applicable.

Item 3.   Defaults Upon Senior Securities
------    -------------------------------

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

          None.

Item 5.   Other Information
------    -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

          (a)  Exhibits:

          Exhibit No.     Description
          -----------     -----------
          27              Financial Data Schedule

          (b) No report on Form 8-K was filed during the quarter ended July 31, 2000.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LOGILITY, INC.



DATE  September 13, 2000               /s/ J. Michael Edenfield
      ---------------------          ----------------------------------
                                     J. Michael Edenfield
                                     President, Chief Executive Officer



DATE  September 13, 2000               /s/ Vincent C. Klinges
      ---------------------          ----------------------------------
                                     Vincent C. Klinges
                                     Chief Financial Officer



DATE  September 13, 2000               /s/ Deirdre J. Lavender
      ---------------------          ----------------------------------
                                     Deirdre J. Lavender
                                     Controller and Principal Accounting Officer