Form 10-Q
period 2000-10-31
LOGILITY INC
filed 2000-12-15
CIK 1043915

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              October 31, 2000
                              --------------------------------------------------

                                      OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to________________________

Commission File Number: 0-23057
                        --------------------------------------------------------


                                LOGILITY, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Georgia                                58-2281338
-------------------------------          -------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia                30305
-------------------------------------------------              ----------
(Address of principal executive offices)                       (Zip Code)


                                (404) 261-9777
       --------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Yes     X        No  ______
     -------

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

            Class                          Outstanding at December 13, 2000
------------------------------             --------------------------------
Common Stock, no par value                        13,291,642  Shares

                                LOGILITY, INC.

                                   Form 10-Q

                        Quarter Ended October 31, 2000

                                     Index

                                                                                           Page
                                                                                          Number
                                                                                        -------------
Part I - Financial Information

       Item 1.  Financial Statements

           Condensed Balance Sheets (Unaudited)
              October 31, 2000 and April 30, 2000                                                   3

           Condensed Statements of Operations (Unaudited)
              Three and Six Months Ended October 31, 2000 and 1999                                  4

           Condensed Statements of Cash Flows (Unaudited)
              Three and Six Months Ended October 31, 2000 and 1999                                  5

           Notes to Condensed Financial Statements (Unaudited)                                    6-7

       Item 2.  Management's Discussion and Analysis of Financial Condition and                  8-15
                    Results of Operations

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      15-16

Part II - Other Information                                                                        17

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                LOGILITY, INC.
                     Condensed Balance Sheets (Unaudited)
                       (in thousands, except share data)


                                                                         October 31,      April 30,
                                                                            2000            2000
                                                                        -------------    -----------
Current Assets:
     Cash and cash equivalents                                            $    4,594      $   3,524
     Investments-current                                                      11,483         14,425
     Trade accounts receivable, less allowance for doubtful
     accounts of
     $558 and $684 at October 31, 2000 and April 30, 2000,
     respectively:
               Billed                                                          3,836          4,599
               Unbilled                                                        1,766          2,558
     Due from Parent                                                           3,792          2,204
     Prepaid expenses and other current assets                                   523            556
                                                                        ------------     ----------
          Total current assets                                                25,994         27,866
Investments-noncurrent                                                         4,411          6,738
Furniture and equipment, less accumulated depreciation                         1,777          1,870
Intangible assets, less accumulated amortization                               7,865          6,748
Other assets, net                                                              1,391          1,312
                                                                        ------------     ----------
                                                                          $   41,438      $  44,534
                                                                        ============     ==========
Liabilities and Shareholders' Equity:
Current liabilities:
     Accounts payable                                                     $    1,664      $   1,225
     Accrued compensation and related costs                                    1,475          1,879
     Other current liabilities                                                 1,540          1,750
     Deferred revenues                                                         4,888          5,705
                                                                        ------------     ----------
          Total current liabilities                                            9,567         10,559
Deferred income taxes                                                          2,762          2,762
                                                                        ------------     ----------
          Total liabilities                                                   12,329         13,321
                                                                        ------------     ----------

Shareholders' equity:
     Preferred stock:  2,000,000 shares authorized; no shares                      -              -
     issued
     Common stock, no par value; 20,000,000 shares authorized;
          13,871,993 shares issued at October 31, 2000
          and April 30, 2000                                                       -              -
     Additional paid-in capital                                               44,662         43,312
     Accumulated deficit                                                     (11,242)        (7,788)
     Treasury stock, at cost - 564,811 shares at October 31, 2000
          and April 30, 2000                                                  (4,311)        (4,311)
                                                                        ------------     ----------
          Total shareholders' equity                                          29,109         31,213

     Commitments and contingencies                                                 -              -
                                                                        ------------     ----------
                                                                          $   41,438      $  44,534
                                                                        ============     ==========

See accompanying notes to condensed financial statements.

                                LOGILITY, INC.
                Condensed Statements of Operations (Unaudited)
                     (in thousands except per share data)

                                                     Three Months Ended              Six Months Ended
                                                        October 31,                     October 31,
                                                    2000            1999           2000            1999
                                                 ------------    -----------    ------------    ------------
Revenues:
     License fees                                 $   2,263      $   4,014       $   4,122       $   8,314
     Maintenance                                      2,479          2,308           5,136           4,520
     Services                                         1,870          2,232           4,275           4,089
                                                 ------------    -----------    ------------    ----------
       Total revenues                                 6,612          8,554          13,533          16,923
                                                 ------------    -----------    ------------    ----------

Cost of revenues:
     License fees                                       902            904           1,680           1,726
     Maintenance                                        408            452             819             961
     Services                                         1,445          1,179           2,849           2,124
                                                 ------------    -----------    ------------    ----------
       Total cost of revenues                         2,755          2,535           5,348           4,811
                                                 ------------    -----------    ------------    ----------
Gross margin                                          3,857          6,019           8,185          12,112
                                                 ------------    -----------    ------------    ----------

Operating expenses:
     Research and development                         2,209          2,066           4,370           4,294
     Less:  Capitalized development                    (700)          (853)         (1,498)         (1,645)
     Sales and marketing                              4,077          3,343           7,153           6,860
     General and administrative                         888            796           1,860           1,435
     Charge for restructuring                           236              -             236               -
                                                 ------------    -----------    ------------    ----------
       Total operating expenses                       6,710          5,352          12,121          10,944
                                                 ------------    -----------    ------------    ----------
       Operating income (loss)                       (2,853)           667          (3,936)          1,168
Other income, net                                       159            292             482             619
                                                 ------------    -----------    ------------    ----------
       Income (loss) before income taxes             (2,694)           959          (3,454)          1,787

Income taxes                                              0              0               0               0
                                                 ------------    -----------    ------------    ----------
       Net income (loss)                          $  (2,694)     $     959       $  (3,454)      $   1,787
                                                 ============    ===========    ============    ==========
Net income (loss) per share:  Basic               $   (0.20)     $    0.07         ($ 0.26)      $    0.13
                                                 ============    ===========    ============    ==========
                              Diluted             $   (0.20)     $    0.07         ($ 0.26)      $    0.13
                                                 ============    ===========    ============    ==========

Shares used in the calculation of net income
        (loss) per common share:    Basic            13,307         13,331          13,307          13,367
                                                 ============    ===========    ============    ==========
                                    Diluted*         13,307         13,461          13,307          13,534
                                                 ============    ===========    ============    ==========

* Diluted weighted average common shares outstanding are not included in the quarter or six months ended October 31, 2000 calcuation due to the anti-dilution of the net loss.

See accompanying notes to condensed financial statements.

                                LOGILITY, INC.
                Condensed Statements of Cash Flows (Unaudited)
                                (in thousands)

                                                                               Six Months Ended
                                                                                  October 31,
                                                                          -----------------------------
                                                                              2000            1999
                                                                          ------------     ------------
Cash flows from operating activities:

     Net income (loss)                                                        $ (3,454)         $1,787
     Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
               Depreciation and amortization                                     1,778           1,626
               Write-off of minority investment in business                        300               -
               Charge for restructuring - non-cash portion                         177               -
               (Increase) decrease in assets:
                    Accounts receivable                                          1,555              29
                    Due from Parent                                             (1,588)           (141)
                    Other assets                                                   (46)             37
               Increase (decrease) in liabilities:
                    Accounts payable, accrued costs and other
                    liabilities                                                   (175)            (15)
                    Deferred revenues                                             (817)             (9)
                                                                          ------------     -----------

                        Net cash provided by (used in) operating
                        activities                                              (2,270)          3,314
                                                                          ------------     -----------

Cash flows from investing activities:
     Additions to capitalized computer software development costs               (1,498)         (1,645)
     Additions to purchased computer software costs                               (149)            (42)
     Net sales of investments                                                    5,269           2,356
     Minority investment in business                                               (63)              -
     Purchases of furniture and equipment                                         (219)           (226)
                                                                          ------------     -----------

                        Net cash provided by investing activities                3,340             443
                                                                          ------------     -----------

Cash flows from financing activities:
     Repurchase of common stock                                                      -            (634)
                                                                          ------------     -----------

                        Net cash used in financing activities                        -            (634)
                                                                          ------------     -----------

                        Net change in cash and cash equivalents                  1,070           3,123

                        Cash and cash equivalents at beginning of
                        period                                                   3,524           9,695
                                                                          ------------     -----------

                        Cash and cash equivalents at end of period            $  4,594         $12,818
                                                                          ============     ===========

Supplemental disclosure of noncash investing activity:

      Transfer of software from Parent                                          1,173                -

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

      We are an approximately 85% owned subsidiary of American Software, Inc. (the "Parent"), a publicly held applications software provider of enterprise resource planning solutions (NASDAQ - AMSWA).

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

      The numerator in calculating both basic and diluted earnings (loss) per common share for each year is the same as net earnings (loss). The denominator is based on the following number of common shares:

                                                                 Three Months ended             Six Months ended
                                                                     October 31,                  October 31,
                                                                  2000        1999               2000      1999
                                                           --------------------------       ------------------------
                                                                   (in thousands)                 (in thousands)
          Common Shares:
          Weighted average common shares outstanding            13,307        13,331           13,307        13,331

          Dilutive effect of outstanding stock options*              -           130                -           167
                                                           --------------------------       ------------------------
          Total                                                 13,307        13,461           13,307        13,534
                                                           ==========================       ========================


          Net (loss) earnings:                              $   (2,694)    $     959         $ (3,454)   $    1,787

          Net (loss) earnings per common share:
              Basic                                         $    (0.20)    $    0.07         $  (0.26)   $     0.13
                                                           ==========================       ========================
              Diluted                                       $    (0.20)    $    0.07         $  (0.26)   $     0.13
                                                           ==========================       ========================

          *For the three and six months ended October 31, 2000 approximately 313,000 and 248,000 stock options, respectively, were excluded from the computation of diluted earnings (loss) per share because they were antidilutive.

                                LOGILITY, INC.
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements, which are subject to substantial risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those anticipated by statements made herein. These factors include, but are not limited to, changes in general economic conditions, technology and the market for our products and services including economic conditions within the e-commerce markets, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of our revenues, as well as a number of other risk factors which could affect our future performance.

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

In addition to the Logility Voyager Solutions application suite, the i-Community(SM) provides a complete solution for web-based networking of trading partners that facilitates Collaborative Planning, Forecasting and Replenishment(R) (CPFR(R))-based collaboration with suppliers, manufacturers, retailers and customers. The i-Community allows trading partners to quickly access and leverage the Logility Voyager Solutions suite and gain the benefits of e-Business via a web-browser. We market our solution worldwide, primarily to large enterprises that require a comprehensive supply chain planning and execution solution. Sales are made through a dedicated sales force and through relationships with third-party vendors (including American Software) and service providers.

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

COMPARISON OF RESULTS

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended October 31, 2000 and 1999:

                                                               Percentage of                 Pct. Change
                                                              Total Revenues                 in Dollars
                                                        ----------------------------       ----------------
                                                            2000            1999             2000 vs 1999
                                                        ------------    ------------       ----------------
Revenues:
   License fees                                                   34 %            47 %                  (44) %
   Maintenance                                                    38              27                      7
   Services                                                       28              26                    (16)
                                                        ------------    ------------        ---------------
        Total revenues                                           100             100                    (23)
                                                        ------------    ------------        ---------------
Cost of revenues:
   License fees                                                   14              11                      0
   Maintenance                                                     6               5                    (10)
   Services                                                       22              14                     23
                                                        ------------    ------------        ---------------
        Total cost of revenues                                    42              30                      9
                                                        ------------    ------------        ---------------
Gross margin                                                      58              70                    (36)
Operating expenses:
   Research and development (net)                                 23              14                     24
   Sales and marketing                                            62              39                     22
   General and administrative                                     13               9                     12
   Charge for restructuring                                        3               -                     nm
                                                        ------------    ------------        ---------------
        Total operating expenses                                 101              62                     25
                                                        ------------    ------------        ---------------
Operating income (loss)                                          (43)              8                     nm

                                                        ------------    ------------        ---------------
Other income, net                                                  2               3                    (46)
                                                        ------------    ------------        ---------------
Income (loss) before income taxes                                (41)             11                     nm
Income tax expense                                                 -               -                      -
                                                        ------------    ------------        ---------------

        Net income (loss)                                        (41)%            11 %                   nm
                                                        ============    ============        ===============

nm - not meaningful

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the six months ended October 31, 2000 and 1999:

                                                               Percentage of                 Pct. Change
                                                              Total Revenues                 in Dollars
                                                        ----------------------------       ----------------
                                                            2000            1999             2000 vs 1999
                                                        ------------    ------------       ----------------
Revenues:
   License fees                                                   30 %            49 %                  (50) %
   Maintenance                                                    38              27                     14
   Services                                                       32              24                      5
                                                        ------------    ------------        ---------------
        Total revenues                                           100             100                    (20)
                                                        ------------    ------------        ---------------

Cost of revenues:
   License fees                                                   12              10                     (3)
   Maintenance                                                     6               5                    (15)
   Services                                                       21              13                     34
                                                        ------------    ------------        ---------------
        Total cost of revenues                                    39              28                     11
                                                        ------------    ------------        ---------------

Gross margin                                                      61              72                    (32)
                                                        ------------    ------------        ---------------

Operating expenses:
   Research and development, net                                  21              16                      8
   Sales and marketing                                            53              40                      4
   General and administrative                                     14               9                     30
   Charge for restructuring                                        2               -                     nm
                                                        ------------    ------------        ---------------
        Total operating expenses                                  90              65                     11
                                                        ------------    ------------        ---------------

        Operating income (loss)                                  (29)              7                     nm

Other income, net                                                  4               4                    (22)
                                                        ------------    ------------        ---------------

        Income (loss) before income taxes                        (25)             11                     nm

Income taxes                                                       -               -                      -
                                                        ------------    ------------        ---------------

        Net income (loss)                                        (25)             11                     nm
                                                        ============    ============        ===============

nm - not meaningful

THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999:
--------------------------------------------

REVENUES:

Our total revenues decreased 23% to approximately $6.6 million from $8.6 million for the comparable quarter a year ago. This decrease was largely due to a decrease in our sales and related services, partially offset by an increase in maintenance revenues. International revenues represented approximately 10% of total revenues in the quarter ended October 31, 2000 compared to approximately 4% a year ago. This increase was due to increased international license fees, as well as lower overall revenues.

LICENSES. License fee revenues decreased 44% to approximately $2.3 million from the same quarter a year ago primarily as a result of reduced sales effectiveness of direct and indirect sales efforts. The direct sales channel provided approximately 70% of license fee revenues for the quarter ended October 31, 2000, compared to approximately 88% in the comparable quarter a year ago. This decrease is mainly due to lower overall levels of license fees, in conjunction with higher sales contribution from American Software, which is our principal indirect sales channel. In the quarter ended July 31, 2000, we entered into a marketing agreement with a major software distributor that we believe could become an increased source of future indirect channel revenues.

MAINTENANCE. Maintenance revenues increased 7% to approximately $2.5 million from a year ago, due to the current quarter being the beginning maintenance period for a number of licensing transactions sold in the prior year. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

SERVICES. Services revenues decreased 16% to approximately $1.9 million from a year ago as a result of lower license fee sales in the last two quarters resulting in lower software implementation service levels.

GROSS MARGIN:

Total gross margin in the quarter ended October 31, 2000 was 58% of total revenues, compared to 70% a year ago. This decrease was largely due to the decreased level of license fees, which fell to 34% of total revenues, down from 47% a year ago. The gross margin on license fees declined to 60% from 77% a year ago, due to the combination of lower license fees and the relatively fixed amount of amortization expense on capitalized software, which makes up the primary component of cost of license fees. Gross margin on maintenance revenues rose to 84% compared to 80% a year ago, due to the increase in maintenance revenues from customers acquired in previous quarters. Gross margin on services revenues decreased to 23% compared to 47% in the same period a year ago, due to lower levels of implementation services.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                 Three Months Ended
                                                    ---------------------------------------------
                                                     October 31,       Percent      October 31,
                                                        2000           Change           1999
                                                    --------------    ----------    -------------
Gross product development costs                          $   2,209             7%         $ 2,066
     Percentage of total revenues                               33%                            24%
Less:  Capitalized development                                (700)          (18)%           (853)
     Percentage of gross prod. dev. costs                       32%                            41%
                                                    --------------    ----------    -------------
Product development expenses                             $   1,509            24%         $ 1,213
     Percentage of total revenues                               23%                            14%

Gross product development costs increased 7% in the quarter ended October 31, 2000 compared to a year ago, due to development expenses related to new marketing alliances. Capitalized development decreased 18% from a year ago, while the rate of capitalized development as a percentage of gross product development costs declined to 32% versus 41% a year ago. Gross development costs increased, while capitalized development decreased, due to timing issues between the research and development phases of certain projects. Product development expenses, as a percentage of total revenues, increased to 23% from 14% a year ago, due primarily to the decrease in total revenues.

SALES AND MARKETING. Sales and marketing expenses increased 22% from a year ago, due to increased expenditures related to attendance of trade shows, as well as transition costs related to the hiring of new sales management. As a percentage of total revenues, sales and marketing expenses were 62% for the quarter ended October 31, 2000, compared to 39% for the quarter ended October 31, 1999. This increase was due to the decrease in overall revenues, as well as the increased expenditures.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 12% to approximately $888,000 from a year ago, mainly as a result of an increase in number of employees, as well as an increased allocation of shared intercompany expenses from American Software. For the three months ended October 31, 2000, the average number of employees was approximately 210, compared to approximately 193 for the three months ended October 31, 1999.

CHARGE FOR RESTRUCTURING. During the three months ended October 31, 2000, we recorded a charge against earnings of approximately $236,000 resulting from from severance expenses related to sales staff restructuring. Of this amount, $59,000 related to cash severance and $177,000 related to the acceleration of vesting of stock options to terminated sales staff. The restructuring was completed during the quarter ended October 31, 2000.

OTHER INCOME:

Other income is comprised of investment earnings from the investment of our cash reserves. Our investments are generally short term in nature, and all investments mature within two years. For the quarter ended October 31, 2000, these investments generated a yield of approximately 6.5%.

INCOME TAXES:

We are included in the consolidated Federal income tax return filed by American Software, Inc. However, we provide for income taxes as if we were filing a separate income tax return. For the quarter ended October 31, 2000, we did not record any income taxes as a result of the cumulative operating losses incurred since our IPO.

SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999:
-------------------------------------------

REVENUES:

Our total revenues decreased 20% to approximately $13.5 million from $16.9 million for the comparable period a year ago. This decrease was largely due to a decrease in our product sales, partially offset by increases in services and maintenance revenues. International revenues represented approximately 14% of total revenues in the six months ended October 31, 2000 compared to approximately 10% a year ago. This increase was mainly due to lower overall revenues.

LICENSES. License fee revenues decreased 50% to approximately $4.1 million from the same period a year ago primarily as a result of lower license fee levels due to reduced sales effectiveness of direct and indirect sales efforts. The direct sales channel provided approximately 71% of license fee revenues for the six months ended October 31, 2000, compared to approximately 86% in the comparable period a year ago. This decrease is mainly due to lower overall levels of license fees, in conjunction with higher sales contribution from American Software, which is our principal indirect sales channel.

MAINTENANCE. Maintenance revenues increased 14% to approximately $5.1 million from a year ago, due to the current period being the beginning maintenance period for a number of licensing transactions sold in the prior year. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

SERVICES. Services revenues increased 5% to approximately $4.3 million from a year ago as a result of implementation services performed for new customers acquired through license fee transactions closed in previous quarters.

GROSS MARGIN:

Total gross margin for the six months ended October 31, 2000 was 61% of total revenues, compared to 72% a year ago. This decrease was largely due to the decreased level of license fees, which fell to 30% of total revenues, down from 49% a year ago. The gross margin on license fees declined to 59% from 79% a year ago, due to the combination of lower license fees and the relatively fixed amount of amortization expense on capitalized software, which makes up the primary component of cost of license fees. Gross margin on maintenance revenues rose to 84% compared to 79% a year ago, due to the increase in maintenance revenues from customers acquired in previous quarters. Gross margin on services revenues decreased to 33% compared to 48% in the same period a year ago, due to higher staffing and infrastructure costs incurred in anticipation of higher levels of license fees.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                  Six Months Ended
                                                    ---------------------------------------------
                                                     October 31,       Percent      October 31,
                                                        2000           Change           1999
                                                    --------------    ----------    -------------
Gross product development costs                          $   4,370             2%         $ 4,294
     Percentage of total revenues                               32%                            25%
Less:  Capitalized development                              (1,498)           (9)%         (1,645)
     Percentage of gross prod. dev. costs                       34%                            38%
                                                    --------------    ----------    -------------
Product development expenses                             $   2,872             8%         $ 2,649
     Percentage of total revenues                               21%                            16%

Gross product development costs increased 2% in the six months ended October 31, 2000 compared to a year ago, due to development expenses related to new marketing alliances. Capitalized development decreased 9% from a year ago, while the rate of capitalized development as a percentage of gross product development costs declined to 34% versus 38% a year ago. Gross development costs increased, while capitalized development decreased, due to timing issues between the research and development phases of certain projects. Product development expenses, as a percentage of total revenues, increased to 21% from 16% a year ago, due primarily to the decrease in total revenues.

SALES AND MARKETING. Sales and marketing expenses increased 4% from a year ago, due to increased expenditures related to attendance of trade shows, as well as transition costs related to the hiring of new sales management. As a percentage of total revenues, sales and marketing expenses were 53% for the six months ended October 31, 2000 compared to 40% for the six months ended October 31, 1999. This increase was due to the decrease in overall revenues, as well as the increased expenditures.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 30% to approximately $1.9 million from a year ago, mainly as a result of an increase in employees, as well as an increased allocation of shared intercompany expenses from American Software. For the six months ended October 31, 2000, the average number of employees was approximately 209, compared to approximately 184 for the six months ended October 31, 1999.

OTHER INCOME:

Other income is comprised of investment earnings from the investment of our cash reserves. Our investments are generally short term in nature, and all investments mature within two years. For the six months ended October 31, 2000, these investments generated a yield of approximately 6.3%.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Our operating activities used cash of approximately $2.3 million in the six months ended October 31, 2000, and provided cash of approximately $3.3 million in the same period of the prior year. The cash used by operations during the six months ended October 31, 2000 was primarily attributable to the net loss of $3.5 million, increase in amount due from Parent of $1.6 million, decrease in deferred revenues of $817,000, and decrease in accounts payable and other accrued liabilities of $175,000. This was partially offset by depreciation and amortization expense of $1.8 million, a decrease in accounts receivable of $1.6 million, the write-off of a minority investment in a business of $300,000, and the non-cash portion of a restructuring charge of $177,000. In the six months ended October 31, 2000, $1.2 million in capitalized software was transferred to Logility from its Parent.

The cash provided by operations during the six months ended October 31, 1999 was primarily attributable to net income of $1.8 million, and non-cash depreciation and amortization expense of $1.6 million. This was partially offset by an increase in due from Parent of $141,000.

Cash provided by investing activities was approximately $3.3 million and $443,000 for the six months ended October 31, 2000 and 1999, respectively. For the six months ended October 31, 2000, cash provided by investing activities consisted of $5.3 million in the net sale of investments. This was partially offset by $1.5 million in capitalized software development costs, $219,000 in purchases of furniture and equipment, $63,000 of a minority investment in a business, and $149,000 in purchases of computer software. For the six months ended October 31, 1999, $2.4 million was provided by the net sale of investments, partially offset by $1.6 million in additions to capitalized software development costs, and $226,000 in purchases of furniture and equipment.

No cash was provided by or used in financing activities for the six months ended October 31, 2000. For the six months ended October 31, 1999, $634,000 was used for the repurchase of our common stock.

Days Sales Outstanding (DSO) in accounts receivable were 76 days as of October 31, 2000, compared to 75 days as of October 31,1999.

Our current ratio on October 31, 2000 was 2.59 to 1 and we have no debt. Our principal sources of liquidity are our cash and investments, which totaled approximately $20.5 million at October 31, 2000. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend.

On December 15, 1997, the Board of Directors approved a resolution authorizing the Company to repurchase up to 350,000 shares of the Company's common stock through open market purchases at prevailing market prices. The Company completed this repurchase plan in November 1998. In November 1998 the Company adopted an additional repurchase plan for up to 800,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility's common stock and management's assessment of the Company's liquidity and cash flow needs. For both plans, through December 14, 2000, the Company had purchased a cumulative total of 580,411 shares at a total cost of approximately $4.3 million.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the six months ended October 31, 2000, the Company generated 14% of its revenues outside the United States. International sales usually are made by the Company's foreign subsidiaries and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies. The Company has not engaged in any hedging activities.

Interest rates. The Company manages its interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with the Company's investment policy. These instruments are denominated in U.S. dollars. The fair value of securities held at October 31, 2000 was approximately $15.9 million.

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

          (a) The Company held its 2000 Annual Meeting of Stockholders on August 23, 2000.
          (b)  Not applicable.
          (c) At the Company's 2000 Annual Meeting of Stockholders, the only Stockholder vote taken was on the election of directors. The following is the results of such election, in which there was no opposition, for each nominee for election:
               Parker H. Petit: Votes "For": 13,175,913; withholding authority to vote for: 8,893. Frederick E. Cooper: Votes "For": 13,174,695; withholding authority to vote for: 10,111.
          (d)  Not applicable.

Item 5.   Other Information
-------   -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a)  Exhibits:

          Exhibit No.         Description
          -----------         -----------
          27                  Financial Data Schedule

          (b) No report on Form 8-K was filed during the quarter ended October 31, 2000.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LOGILITY, INC.



DATE   December 13, 2000              /s/ J. Michael Edenfield
       --------------------------    -----------------------------------
                                     J. Michael Edenfield
                                     President, Chief Executive Officer

DATE   December 13, 2000              /s/ Vincent C. Klinges
       -------------------------     -----------------------------------
                                     Vincent C. Klinges
                                     Chief Financial Officer

DATE   December 13, 2000              /s/ Deirdre J. Lavender
       -------------------------     -----------------------------------
                                     Deirdre J. Lavender
                                     Controller and Principal Accounting Officer