Form 10-Q
period 2001-01-31
LOGILITY INC
filed 2001-03-16
CIK 1043915

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   January 31, 2001
                              -----------------------------------------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

Commission File Number: 0-23057
                        -------------------------------------------------------


                                LOGILITY, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Georgia                                   58-2281338
--------------------------------------     -------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia            30305
-------------------------------------------------         ----------
(Address of principal executive offices)                  (Zip Code)

                                (404) 261-9777
         ------------------------------------------------------------
             (Registrant's telephone number, including area code)

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
   -------

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

         Class                             Outstanding at March 15, 2001
------------------------------             -----------------------------
Common Stock, no par value                       13,252,503 Shares

                                LOGILITY, INC.

                                   Form 10-Q

                        Quarter Ended January 31, 2001

                                     Index

                                                                                       Page
                                                                                      Number
                                                                                -------------------
Part I - Financial Information

        Item 1.  Financial Statements

             Condensed Balance Sheets (Unaudited)
                 January 31, 2001 and April 30, 2000                                         3

             Condensed Statements of Operations (Unaudited)
                 Three and Nine Months Ended January 31, 2001 and 2000                       4

             Condensed Statements of Cash Flows (Unaudited)
                 Nine Months Ended January 31, 2001 and 2000                                 5

             Notes to Condensed Financial Statements (Unaudited)                           6-7

        Item 2.  Management's Discussion and Analysis of Financial Condition and          8-16
                        Results of Operations

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk              16-17

Part II - Other Information                                                                 17

                        PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                LOGILITY, INC.
                     Condensed Balance Sheets (Unaudited)
                       (in thousands, except share data)


                                                                                  January 31,          April 30,
                                                                                     2001                 2000
                                                                               -----------------    ----------------
Current Assets:
   Cash and cash equivalents                                                         $   4,749           $  3,524
   Investments-current                                                                  11,292             14,425
   Trade accounts receivable, less allowance for doubtful accounts of
   $652 and $684 at January 31, 2001 and April 30, 2000, respectively:
             Billed                                                                      3,358              4,599
             Unbilled                                                                    1,132              2,558
   Due from Parent                                                                       2,321              2,204
   Prepaid expenses and other current assets                                               550                556
                                                                               -----------------    ----------------
       Total current assets                                                             23,402             27,866
Investments-noncurrent                                                                   4,371              6,738
Furniture and equipment, less accumulated depreciation                                   1,634              1,870
Intangible assets, less accumulated amortization                                         7,735              6,748
Other assets, net                                                                        1,268              1,312
                                                                               -----------------    ----------------
                                                                                     $  38,410          $  44,534
                                                                               =================    ================
Liabilities and Shareholders' Equity:
Current liabilities:
   Accounts payable                                                                  $   1,012          $   1,225
   Accrued compensation and related costs                                                1,407              1,879
   Other current liabilities                                                             1,377              1,750
   Deferred revenues                                                                     5,546              5,705
                                                                               -----------------    ----------------
       Total current liabilities                                                         9,342             10,559
Deferred income taxes                                                                    2,762              2,762
                                                                               -----------------    ----------------
       Total liabilities                                                                12,104             13,321
                                                                               -----------------    ----------------

Shareholders' equity:
   Preferred stock:  2,000,000 shares authorized; no shares issued                           -                  -
   Common stock, no par value; 20,000,000 shares authorized;
       13,873,514 and 13,871,993 shares issued at January 31, 2001
       and April 30, 2000, respectively                                                      -                  -
   Additional paid-in capital                                                           44,670             43,312
   Accumulated deficit                                                                 (13,948)            (7,788)
   Treasury stock, at cost - 621,011 and 564,811 shares at January 31,
       2001 and April 30, 2000, respectively                                            (4,416)            (4,311)
                                                                               -----------------    ----------------
       Total shareholders' equity                                                       26,306             31,213

   Commitments and contingencies
                                                                               -----------------    ----------------
                                                                                     $  38,410          $  44,534
                                                                               =================    ================

See accompanying notes to condensed financial statements.

                                LOGILITY, INC.
                Condensed Statements of Operations (Unaudited)
                     (in thousands, except per share data)

                                                     Three Months Ended                     Nine Months Ended
                                                         January 31,                           January 31,
                                                   2001              2000                2001               2000
                                               --------------    --------------     ---------------    ----------------
Revenues:
     License fees                                   $   1,904          $   3,897          $   6,026          $   12,211
     Maintenance                                        2,684              2,465              7,820               6,985
     Services and other                                 1,897              2,151              6,172               6,240
                                               --------------    ---------------    ---------------     ---------------
        Total revenues                                  6,485              8,513             20,018              25,436
                                               --------------    ---------------    ---------------     ---------------

Cost of revenues:
     License fees                                       1,406                884              3,086               2,610
     Maintenance                                          388                430              1,207               1,391
     Services and other                                 1,434              1,237              4,283               3,361
                                               --------------    ---------------    ---------------     ---------------
        Total cost of revenues                          3,228              2,551              8,576               7,362
                                               --------------    ---------------    ---------------     ---------------
Gross margin                                            3,257              5,962             11,442              18,074
                                               --------------    ---------------    ---------------     ---------------

Operating expenses:
     Research and development                           1,894              1,842              6,264               6,136
     Less:  Capitalized development                      (506)              (873)            (2,004)             (2,518)
     Sales and marketing                                3,372              3,253             10,525              10,113
     General and administrative                           968                756              2,768               2,141
     Provision for doubtful accounts                      393                 40                453                  90
     Charge for restructuring                             240                  -                476                   -
                                               --------------    ---------------    ---------------     ---------------
        Total operating expenses                        6,361              5,018             18,482              15,962
                                               --------------    ---------------    ---------------     ---------------
        Operating income (loss)                        (3,104)               944             (7,040)              2,112
Other income, net                                         398                303                880                 922
                                               --------------    ---------------    ---------------     ---------------
        Income (loss) before income taxes              (2,706)             1,247             (6,160)              3,034

Income taxes                                                0                  0                  0                   0
                                               --------------    ---------------    ---------------     ---------------
        Net income (loss)                           $  (2,706)         $   1,247          $  (6,160)         $    3,034
                                               ==============    ===============    ===============     ===============

Net income (loss) per share:  Basic                 $   (0.20)         $    0.09          $   (0.46)         $     0.23
                                               ==============    ===============    ===============     ===============
                              Diluted               $   (0.20)         $    0.09          $   (0.46)         $     0.22
                                               ==============    ===============    ===============     ===============

Shares used in the calculation of net income
         (loss) per common share:  Basic               13,284             13,290             13,299              13,343
                                               ==============    ===============    ===============     ===============
                                    Diluted*           13,284             13,763             13,299              13,639
                                               ==============    ===============    ===============     ===============

* Diluted weighted average common shares outstanding are not included in the three or nine months ended January 31, 2001 calcuation due to the anti-dilution of the net loss.

See accompanying notes to condensed financial statements.

                                LOGILITY, INC.
                Condensed Statements of Cash Flows (Unaudited)
                                (in thousands)

                                                                                              Nine Months Ended
                                                                                                 January 31,
                                                                                    -------------------------------------
                                                                                          2001                 2000
                                                                                    -----------------    ----------------
Cash flows from operating activities:
   Net income (loss)                                                                        $  (6,160)           $  3,034
   Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
              Depreciation and amortization                                                     2,603               2,558
              Provision for doubtful accounts receivable                                          453                  90
              Write-off of minority investment in business                                        300                  -
              Charge for restructuring - non-cash portion                                         182                  -
              (Increase) decrease in operating assets:
                   Accounts receivable                                                          2,214                 (14)
                   Due from Parent                                                               (117)                (71)
                   Other assets                                                                    50                   8
              Increase (decrease) in operating liabilities:
                   Accounts payable, accrued costs and other liabilities                       (1,058)               (297)
                   Deferred revenues                                                             (159)                439
                                                                                    -----------------    ----------------
                      Net cash provided by (used in) operating activities                      (1,692)              5,747
                                                                                    -----------------    ----------------

Cash flows from investing activities:
   Additions to capitalized computer software development costs                                (2,004)             (2,518)
   Additions to purchased computer software costs                                                (170)                (55)
   Net sale (purchase) of investments                                                           5,500              (3,304)
   Minority investment in business                                                                (63)                 -
   Purchases of furniture and equipment                                                          (241)               (353)
                                                                                    -----------------    ----------------
                      Net cash provided by (used in) investing activities                       3,022              (6,230)
                                                                                    -----------------    ----------------

Cash flows from financing activities:
   Repurchase of common stock                                                                    (105)               (736)
   Proceeds from exercise of stock options                                                         -                   74
                                                                                    -----------------    ----------------
                      Net cash used in financing activities                                      (105)               (662)
                                                                                    -----------------    ----------------

                      Net change in cash and cash equivalents                                   1,225              (1,145)

                      Cash and cash equivalents at beginning of period                          3,524               9,695
                                                                                    -----------------    ----------------

                      Cash and cash equivalents at end of period                            $   4,749            $  8,550
                                                                                    =================    ================

Supplemental disclosure of noncash investing activity:

   Transfer of software from Parent                                                         $   1,173            $     -
                                                                                    =================    ================

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

     We are an approximately 85% owned subsidiary of American Software, Inc. (the "Parent"), a publicly held provider of enterprise resource planning solutions and managed services (NASDAQ - AMSWA).

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

       The numerator in calculating both basic and diluted earnings (loss) per common share for each period is the same as net earnings (loss). The denominator is based on the following number of common shares:



                                                           Three Months ended       Nine Months ended
                                                             January 31,              January 31,
                                                          2001          2000       2001          2000
                                                          --------------------    ---------------------
                                                            (in thousands)           (in thousands)
        Common Shares:
        Weighted average common shares outstanding           13,284     13,290      13,299       13,343

        Dilutive effect of outstanding stock options*             -        473           -          296
                                                          --------------------    ---------------------

        Total                                                13,284     13,763      13,299       13,639
                                                          ====================    =====================

        Net (loss) earnings:                                $(2,706)   $ 1,247     $(6,160)     $ 3,034

        Net (loss) earnings per common share:
             Basic                                          $ (0.20)   $  0.09     $ (0.46)     $  0.23
                                                          ====================    =====================
             Diluted                                        $ (0.20)   $  0.09     $ (0.46)     $  0.22
                                                          ====================    =====================

        *For the three and nine months ended January 31, 2001 approximately 774,000 and 301,000 stock options, respectively, were excluded from the computation of diluted earnings (loss) per share because they were antidilutive.

                                LOGILITY, INC.
     Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements, which are subject to substantial risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those anticipated by statements made herein. The timing of releases of our software products can be affected by customer needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. In addition, other factors, including but not limited to, changes in general economic conditions, technology and the market for our products and services, including economic conditions within the e-commerce markets, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of our revenues could affect our future performance.

OVERVIEW

Logility, Inc. ("Logility" or the "Company") develops, markets and supports business-to-business (B2B) collaborative commerce solutions that power e-Business and optimize supply chain management for manufacturers, suppliers, distributors, retailers and other organizations along the "value chain." The value chain refers to the complex network of relationships that organizations maintain with trading partners to source, manufacture and deliver products to the customer. Logility Voyager Solutions(TM) consists of an Internet-based, integrated e-Business software suite that provides collaborative supply chain management including inventory planning, distribution planning, supply planning, manufacturing planning and scheduling, forecasting, warehouse management, and transportation planning and management capabilities. These capabilities are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service across our customers' value chains, private Internet portals and public e-Business trading exchanges.

In addition to the Logility Voyager Solutions application suite, the i-Community(SM) provides a complete solution for web-based networking of trading partners that facilitates Collaborative Planning, Forecasting and Replenishment (CPFR(R))-based collaboration with suppliers, manufacturers, retailers and customers. The i-Community allows trading partners to quickly access and leverage the Logility Voyager Solutions suite and gain the benefits of e-Business via a web-browser. We market our solution worldwide, primarily to large enterprises that require a comprehensive supply chain planning and execution solution. Sales are made through a dedicated sales force and through relationships with third-party vendors (including American Software) and service providers.

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

COMPARISON OF RESULTS

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended January 31, 2001 and 2000:

                                                           Percentage of                   Pct. Change
                                                           Total Revenues                   in Dollars
                                                ------------------------------------    ------------------
                                                      2001                2000             2001 vs 2000
                                                ----------------    ----------------    ------------------
Revenues:
      License fees                                            30%                 46%                  (51)%
      Maintenance                                             41                  29                     9
      Services                                                29                  25                   (12)
                                                ----------------    ----------------    ------------------
           Total revenues                                    100                 100                   (24)
                                                ----------------    ----------------    ------------------
Cost of revenues:
      License fees                                            22                  10                    59
      Maintenance                                              6                   5                   (10)
      Services                                                22                  15                    16
                                                ----------------    ----------------    ------------------
           Total cost of revenues                             50                  30                    27
                                                ----------------    ----------------    ------------------
Gross margin                                                  50                  70                   (45)
Operating expenses:
      Research and development (net)                          21                  11                    43
      Sales and marketing                                     52                  38                     4
      General and administrative                              15                   9                    28
      Provision for doubtful accounts                          6                   1                   883
      Charge for restructuring                                 4                   -                    nm
                                                ----------------    ----------------    ------------------
           Total operating expenses                           98                  59                    27
                                                ----------------    ----------------    ------------------
Operating income (loss)                                      (48)                 11                    nm

                                                ----------------    ----------------    ------------------
Other income, net                                              6                   4                    31
                                                ----------------    ----------------    ------------------
Income (loss) before income taxes                            (42)                 15                    nm
Income taxes                                                  -                   -                     -
                                                ----------------    ----------------    ------------------

           Net income (loss)                                 (42)%                15%                   nm
                                                ================    ================    ==================

nm - not meaningful

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the nine months ended January 31, 2001 and 2000:

                                                            Percentage of                   Pct. Change
                                                            Total Revenues                   in Dollars
                                                 ------------------------------------    ------------------
                                                       2001                2000             2001 vs 2000
                                                 ----------------    ----------------    ------------------
Revenues:
      License fees                                             30%                 48%                  (51)%
      Maintenance                                              39                  27                    12
      Services                                                 31                  25                    (1)
                                                 ----------------    ----------------    ------------------
           Total revenues                                     100                 100                   (21)
                                                 ----------------    ----------------    ------------------

Cost of revenues:
      License fees                                             15                  10                    18
      Maintenance                                               7                   6                   (13)
      Services                                                 21                  13                    27
                                                 ----------------    ----------------    ------------------
           Total cost of revenues                              43                  29                    16
                                                 ----------------    ----------------    ------------------

Gross margin                                                   57                  71                   (37)
                                                 ----------------    ----------------    ------------------

Operating expenses:
      Research and development, net                            21                  14                    18
      Sales and marketing                                      53                  40                     4
      General and administrative                               14                   8                    29
      Provision for doubtful accounts                           2                   1                   403
      Charge for restructuring                                  2                   -                    nm
                                                 ----------------    ----------------    ------------------
           Total operating expenses                            92                  63                    16
                                                 ----------------    ----------------    ------------------

           Operating income (loss)                            (35)                  8                    nm

Other income, net                                               4                   4                    (5)
                                                 ----------------    ----------------    ------------------

           Income (loss) before income taxes                  (31)                 12                    nm

Income taxes                                                    -                   -                     -
                                                 ----------------    ----------------    ------------------

           Net income (loss)                                  (31)                 12                    nm
                                                 ================    ================    ==================

nm - not meaningful

THREE MONTHS ENDED JANUARY 31, 2001 AND 2000:
---------------------------------------------

REVENUES:

Our total revenues decreased 24% to approximately $6.5 million from $8.5 million for the comparable quarter a year ago. This decrease was largely due to a decrease in our license fees and related services, partially offset by an increase in maintenance revenues. International revenues represented approximately 27% of total revenues in the quarter ended January 31, 2001 compared to approximately 11% a year ago. This increase was due to lower overall revenues, as well as successful sales efforts by our international value added resellers.

LICENSES. License fee revenues decreased 51% to approximately $1.9 million from the same quarter a year ago primarily as a result of the reorganization of our sales management team, which is near completion, as well as continued slow general economic conditions. The direct sales channel provided approximately 29% of license fee revenues for the quarter ended January 31, 2001, compared to approximately 78% in the comparable quarter a year ago. This decrease is due to lower overall levels of license fees, in conjunction with one transaction of significant size obtained through our indirect channel. In the quarter ended July 31, 2000, we entered into a marketing agreement with a major software distributor that we believe could become an increased source of future indirect channel revenues.

MAINTENANCE. Maintenance revenues increased 9% to approximately $2.7 million from a year ago, due to continued growth in the installed base of our software. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

SERVICES. Services revenues decreased 12% to approximately $1.9 million from a year ago as a result of lower license fee sales in the last two quarters resulting in lower software implementation service levels.

GROSS MARGIN:

Total gross margin in the quarter ended January 31, 2001 was 50% of total revenues, compared to 70% a year ago. This decrease was largely due to the decreased level of license fees, which fell to 30% of total revenues, down from 46% a year ago. The gross margin on license fees declined to 26% from 77% a year ago, due to the combination of lower license fees and the relatively fixed amount of amortization expense on capitalized software, which makes up the primary component of cost of license fees. Gross margin on maintenance revenues rose to 86% compared to 83% a year ago, due to the increase in maintenance revenues from customers obtained in previous quarters. Gross margin on services revenues decreased to 24% compared to 42% in the same period a year ago, due to lower levels of implementation services.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                 Three Months Ended
                                               -------------------------------------------------------
                                                  January 31,          Percent          January 31,
                                                     2001               Change             2000
                                               -----------------     ------------    -----------------
Gross product development costs                        $   1,894                3%           $   1,842
      Percentage of total revenues                            29%                                   22%
Less:  Capitalized development                              (506)             (42)%               (873)
      Percentage of gross prod. dev. costs                    27%                                   47%
                                               -----------------     ------------    -----------------
Product development expenses                           $   1,388               43%           $     969
      Percentage of total revenues                            21%                                   11%

Gross product development costs increased 3% in the quarter ended January 31, 2001 compared to a year ago, due to development expenses related to new marketing alliances. Capitalized development decreased 42% from a year ago, while the rate of capitalized development as a percentage of gross product development costs declined to 27% versus 47% a year ago. Gross development costs increased, while capitalized development decreased, due to timing issues between the research and development phases of certain projects. Product development expenses, as a percentage of total revenues, increased to 21% from 11% a year ago, due primarily to the decrease in total revenues, as well as lower levels of capitalized development.

SALES AND MARKETING. Sales and marketing expenses increased 4% from the same period a year ago, due to increased overall marketing expenditures, as well as increased sales staffing levels. As a percentage of total revenues, sales and marketing expenses were 52% for the quarter ended January 31, 2001, compared to 38% for the quarter ended January 31, 2000. This increase was due to the decrease in overall revenues, as well as the increased expenditures.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 28% to approximately $968,000 from a year ago, mainly as a result of an increase in the number of employees, which when combined with fewer employees in the parent corporation, resulted in an increased allocation of shared intercompany expenses from the parent. Increases in utility costs over the prior year also contributed to the increase. For the three months ended January 31, 2001, the average number of employees was approximately 193, compared to approximately 183 for the three months ended January 31, 2000.

PROVISION FOR DOUBTFUL ACCOUNTS. Due to prevailing economic conditions and the resulting uncertainty as to collection of certain accounts, we added $393,000 to our provision for doubtful accounts in the three months ended January 31, 2001.

CHARGE FOR RESTRUCTURING. During the three months ended January 31, 2001, we recorded a charge against earnings of approximately $240,000 resulting from severance expenses for approximately 40 employees in sales, marketing, services, and research and development. Of this amount, $232,000 related to cash severance and $8,000 related to the acceleration of vesting of stock options to terminated staff. All expenses related to this severance have been fully recorded and no related accruals remain.

OTHER INCOME:

Other income is comprised of earnings from the investment of our cash reserves. Our investments are primarily short term in nature, and all investments mature within three years. For the quarter ended January 31, 2001, these investments generated a yield of approximately 6.1%.

INCOME TAXES:

We are included in the consolidated Federal income tax return filed by American Software, Inc. However, we provide for income taxes as if we were filing a separate income tax return. For the quarter ended January 31, 2001, we did not record any income taxes as a result of the cumulative operating losses incurred since our Initial Public Offering.

NINE MONTHS ENDED JANUARY 31, 2001 AND 2000:
--------------------------------------------

REVENUES:

Our total revenues decreased 21% to approximately $20.0 million from $25.4 million for the comparable period a year ago. This decrease was largely due to a decrease in our license fees and related services, partially offset by an increase in maintenance revenues. International revenues represented approximately 18% of total revenues in the nine months ended January 31, 2001 compared to approximately 10% a year ago. This increase was due to lower overall revenues, as well as successful sales efforts by our international value added resellers.

LICENSES. License fee revenues decreased 51% to approximately $6.0 million from the same period a year ago primarily as a result of the reorganization of our sales management team, as well as continued slow general economic conditions. The direct sales channel provided approximately 58% of license fee revenues for the nine months ended January 31, 2001, compared to approximately 84% in the comparable period a year ago. This decrease is due to lower overall levels of license fees, in conjunction with one transaction of significant size obtained through our indirect channel.

MAINTENANCE. Maintenance revenues increased 12% to approximately $7.8 million from a year ago, due to continued growth in the installed base of our software. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

SERVICES. Services revenues decreased 1% to approximately $6.2 million from a year ago as a result of lower levels of software implementation services.

GROSS MARGIN:

Total gross margin for the nine months ended January 31, 2001 was 57% of total revenues, compared to 71% a year ago. This decrease was due to the decreased level of license fees, which fell to 30% of total revenues, down from 48% a year ago. The gross margin on license fees declined to 49% from 79% a year ago, due to the combination of lower license fees and the relatively fixed amount of amortization expense on capitalized software, which makes up the primary component of cost of license fees. Gross margin on maintenance revenues rose to 85% compared to 80% a year ago, due to the increase in maintenance revenues from customers obtained in previous quarters. Gross margin on services revenues decreased to 31% compared to 46% in the same period a year ago, due to higher staffing and infrastructure costs incurred in anticipation of higher levels of license fees.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                 Nine Months Ended
                                              -------------------------------------------------------
                                                 January 31,          Percent          January 31,
                                                    2001               Change             2000
                                              -----------------     ------------    -----------------
Gross product development costs                       $   6,264                2%           $   6,136
      Percentage of total revenues                           31%                                   24%
Less:  Capitalized development                           (2,004)             (20)%             (2,518)
      Percentage of gross prod. dev. costs                   32%                                   41%
                                              -----------------     ------------    -----------------
Product development expenses                          $   4,260               18%           $   3,618
      Percentage of total revenues                           21%                                   14%

Gross product development costs increased 2% in the nine months ended January 31, 2001 compared to a year ago, due to development expenses related to new marketing alliances. Capitalized development decreased 20% from a year ago, while the rate of capitalized development as a percentage of gross product development costs declined to 32% versus 41% a year ago. Gross development costs increased, while capitalized development decreased, due to timing issues between the research and development phases of certain projects. Product development expenses, as a percentage of total revenues, increased to 21% from 14% a year ago, due primarily to the decrease in total revenues.

SALES AND MARKETING. Sales and marketing expenses increased 4% from a year ago, due to increased overall marketing expenditures, as well as transition costs related to the hiring of new sales management. As a percentage of total revenues, sales and marketing expenses were 53% for the nine months ended January 31, 2001 compared to 40% for the nine months ended January 31, 2000. This increase was due to the decrease in overall revenues, as well as the increased expenditures.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 29% to approximately $2.8 million from a year ago, mainly as a result of an increase in number of employees, which when combined with fewer employees in the parent corporation, resulted in an increased allocation of shared intercompany expenses from the parent. Increases in utility costs over the prior year period also contributed to the increase. For the nine months ended January 31, 2001, the average number of employees was approximately 203, compared to approximately 184 for the nine months ended January 31, 2000.

CHARGE FOR RESTRUCTURING. During the nine months ended January 31, 2001, we recorded charges against earnings of approximately $476,000 resulting from severance expenses for approximately 46 employees in sales, marketing, services, and research and development. Of this amount, $294,000 related to cash severance and $182,000 related to the acceleration of vesting of stock options to terminated staff. All expenses related to this severance have been fully recorded and no related accruals remain.

OTHER INCOME:

Other income is comprised of earnings from the investment of our cash reserves. Our investments are primarily short term in nature, and all investments mature within three years. For the nine months ended January 31, 2001, these investments generated a yield of approximately 6.0%.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The following table shows information about our cash flows during the nine months ended January 31, 2001 and January 31, 2000. This table and the discussion that follows should be read in conjunction with our condensed consolidated statements of cash flows contained in "Item 1. Financial Statements" in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2000.

                                                               Nine Months Ended
                                                                  January 31,
                                                           --------------------------
                                                             2001             2000
                                                           ---------       ----------
Net cash provided by operating activities before
    changes in operating assets and liabilities.              (2,622)           5,682
Increase in operating assets and liabilities                     930               65
                                                           ---------       ----------
Net cash provided by operating activities                     (1,692)           5,747

Net cash provided by (used for) investing activities           3,022           (6,230)
Net cash used for financing activities                          (105)            (662)
                                                           ---------       ----------
    Net(decrease) increase in cash and cash equivalents        1,225           (1,145)
                                                           =========       ==========

We normally fund our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash used for operating activities generally reflect the changes in net income and non-cash operating items plus the effect of changes in operating assets and liabilities, especially investment securities, trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue.

Our operating activities used cash of approximately $1.7 million in the nine months ended January 31, 2001, and provided cash of approximately $5.7 million in the same period last year. Operating cash flows decreased for the period primarily because the net loss for the period and the net changes in operating assets and liabilities, such as trade accounts payable and deferred revenue, were only partially offset by non-cash operating items, such as depreciation and amortization.

Cash provided by investing activities was approximately $3.0 million for the nine months ended January 31, 2001. Investing cash flows increased for the period primarily because of the net sale of investments of $5.5 million, which was partially offset by $2.0 million in additions to capitalized software development costs. For the same period last year, cash used in investing activities was approximately $6.2 million, composed primarily of $3.3 million in net purchase of investments, and $2.5 million in additions to capitalized software development costs.

Cash used in financing activities was approximately $105,000 and $662,000 for the nine months ended January 31, 2001 and 2000, respectively. Cash flows used in financing decreased for the period primarily because there were fewer repurchases of common stock during the nine months ended January 31, 2001, compared to the prior year.

Days Sales Outstanding (DSO) in accounts receivable were 71 days as of January 31, 2001, compared to 85 days as of January 31, 2000. This decrease was due primarily to lower overall levels of accounts receivable.

Our current ratio on January 31, 2001 was 2.51 to 1 and we have no debt. Our principal sources of liquidity are our cash and investments, which totaled approximately $20.4 million at January 31, 2001. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend.

On December 15, 1997, our Board of Directors approved a resolution authorizing the repurchase of up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998. In November 1998 we adopted an additional repurchase plan for up to 800,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility's common stock and management's assessment of our liquidity and cash flow needs. For both plans, through March 15, 2001, we had purchased a cumulative total of 621,011 shares at a total cost of approximately $4.4 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 133 and Statement No. 138 will be effective for us beginning May 1, 2001. The new Statements require all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: (1) hedges of changes in the fair value of assets, liabilities, or firm commitments; (2) hedges of the variable cash flows of forecasted transactions; and (3) hedges of foreign currency exposures of net investments in foreign operations. We have not invested in derivative instruments or participated in hedging activities and, therefore, do not anticipate there will be a material impact on the results of our operations or financial position from Statement No. 133 or No. 138.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000. We are required to adopt the provisions of SAB 101 in the fourth quarter of fiscal 2001. In October 2000, the SEC issued further guidance with respect to adoption of specific issues addressed by SAB 101. Management does not currently believe the adoption of SAB 101 will have a material effect on the consolidated financial results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the nine months ended January 31, 2001, we generated 18% of our revenues outside the United States. International sales usually are made by our foreign subsidiaries or value added resellers, and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies. We have not engaged in any hedging activities.

Interest rates. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. dollars. The fair value of securities held at January 31, 2001 was approximately $15.7 million.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency.

Many of our investments carry a degree of interest rate risk. When interest rates fall, our income from investments in variable-rate securities declines. When interest rates rise, the fair market value of our investments in fixed-rate securities declines. We attempt to mitigate risk by holding fixed-rate securities to maturity, but should our liquidity needs force us to sell fixed-rate securities prior to maturity, we may experience a loss of principal. We believe that a 10% swing in interest rates would not have a material effect on our accompanying statement of operations.



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

          (a)  Exhibits:

          None

          (b) No report on Form 8-K was filed during the quarter ended January 31, 2001.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LOGILITY, INC.



DATE   March 15, 2001                  /s/ J. Michael Edenfield
       -----------------------       ------------------------------------
                                     J. Michael Edenfield
                                     President, Chief Executive Officer



DATE   March 15, 2001                  /s/ Vincent C. Klinges
       ----------------------        ------------------------------------
                                     Vincent C. Klinges
                                     Chief Financial Officer



DATE   March 15, 2001                  /s/ Deirdre J. Lavender
       ----------------------        ------------------------------------
                                     Deirdre J. Lavender
                                     Controller and Principal Accounting Officer