Form 10-K
period 2001-04-30
LOGILITY INC
filed 2001-07-24
CIK 1043915

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

    For the fiscal year ended April 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]

    For the transition period from       to

                         Commission File Number 0-23057

                               ----------------

                                 LOGILITY, INC.
             (Exact name of registrant as specified in its charter)

                   Georgia                                       58-2281338
       (State or other jurisdiction of               (IRS Employer Identification No.)
       incorporation or organization)

       470 East Paces Ferry Road, N.E.                             30305
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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   At July 12, 2001, 13,253,503 Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Common Shares as quoted on the NASDAQ National Market System at July 12, 2001) of the shares held by nonaffiliates was approximately $6.4 million.

           DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

1. 2001 Proxy Statement into Part III.
2. Form S-1 Registration Statement No. 333-33385 into Part IV.
3. Form S-8 Registration Statement No. 333-62531 into Part IV.
4. Form S-8 Registration Statement No. 333-66773 into Part IV.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

   In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and future operating results; developments in our markets and strategic focus; future economic, business and regulatory conditions; strategic relationships; new products and product enhancements; future customer benefits attributable to our products; and potential acquisitions and the integration of acquired businesses, products and technologies. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned "Risk Factors" in Item 1 of this Form 10-K as well as the cautionary statements and other factors set forth elsewhere herein.

Company Overview

   Logility, Inc. ("Logility" or the "Company") was incorporated as a Georgia corporation in July 1996. Logility provides e-Business solutions for business-to-business (B2B) collaborative commerce that optimize internal and external supply chain efficiencies of manufacturers, suppliers, distributors, retailers and other organizations. The supply chain refers to the complex network of relationships that organizations maintain with trading partners to source, manufacture, and deliver products to the customer and includes demand chain, supply chain, logistics, warehouse management and business-to-business process management for collaborative relationships between customers, suppliers and carriers. Logility's solutions enable enterprises to significantly improve efficiencies, collaborate with suppliers and customers, respond to market demands and engage in dynamic business relationships via the Internet. Logility Voyager Solutions(TM) consists of an Internet-based, integrated software suite that provides advanced supply chain management including collaborative planning, strategic network design, optimized supply sourcing, warehouse management, and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service across our customers' supply chains, corporate Internet portals and public e-Business trading exchanges.

   Leveraging our supply chain management expertise, Logility has been an innovator in developing and deploying B2B e-Business with our first Internet-based collaborative planning solution implemented in 1996. We continue to invest and expand our e-Business offerings and innovative solutions, which support the Voluntary Interindustry Commerce Standards Association ("VICS"), Collaborative Planning, Forecasting and Replenishment (CPFR(R)) standards, as well as other emerging collaborative supply chain management standards for transportation and distribution center management. Our Logility Voyager Solutions suite and related services are designed to power the emerging Internet trading exchanges and private marketplaces for collaborative planning and procurement of direct materials and collaborative transportation management. We believe that private and public Internet-based trading exchanges and marketplaces will increase demand for our solutions. We will continue to focus our efforts on the evolving market requirements for innovative B2B e-Business solutions.

   Our software solution is modular and scaleable to meet the management requirements of complex organizations involving tens of thousands of products across multiple sites. In addition, customers can integrate our solution with existing software systems and a variety of Internet and client-server operating environments and platforms. We have licensed one or more modules of Logility Voyager Solutions to more than 400 companies worldwide, including British Telecommunications, Canandaigua Wine, CITGO, ConAgra, Eastman Chemical Company, Epson America, Florida Power and Light, Heineken USA, The HoneyBaked Ham

Company, Komatsu America International, L'Oreal USA, Magneti Marelli, Mercury Marine, Pharmacia & Upjohn, Pfizer International, Porsche, Rand McNally, Reynolds Metals, Sony Electronics, VF Corporation, and Xpedex. We sell our products through direct and indirect channels. We derived approximately 14% of our revenues in the fiscal year ended April 30, 2001 from international sales.

Industry Background

   In response to global competitive pressures, companies are continually seeking new ways to enhance the productivity of their enterprise business systems and processes. Those companies that effectively communicate, collaborate and integrate with their trading partners within the extended enterprise or "supply chain" can realize significant competitive advantages in the form of lower costs, greater customer responsiveness, and increased revenue. Supply chain management refers to the process of managing the complex network of relationships that organizations maintain with external trading partners (suppliers, manufacturers, distributors and retailers) to source, manufacture and deliver goods and services to the end consumer. Supply chain management involves both the activities related to supplying products or services (source, make, move, buy, store, and deliver) as well as the sales and marketing activities that impact the demand for goods and services, such as promotions, pricing and forecasting.

   Today several market trends are driving organizations to expand collaboration with trading partners along the supply chain. A general shift in market power has forced manufacturers and distributors to become more responsive to retailers and consumers, which has increased the demand for improved planning capabilities. At the same time, competitive pressures are forcing manufacturers to reduce costs, decrease order cycle times and improve operating efficiencies. As a result, manufacturers are increasingly under pressure to better manage the supply chain as they seek to improve manufacturing efficiency and logistics operations while maintaining flexibility and responsiveness to changing market conditions and customer demands. These pressures are compounded by the increasing complexity and globalization of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

   The growth and rapid adoption of the Internet has enhanced the ability of organizations along the supply chain to integrate their processes through collaborative planning to synchronize internal assets and production with external demand and supplier capabilities. Behind this rapid adoption are technologies and concepts that are converging more quickly than ever before toward the enormous opportunities to reduce costs, earn fees or sell products, and optimize operations that facilitate e-Business and the integration of supply chains comprised of suppliers, manufacturers, distributors, retailers and customers. These "networked" supply chains are evolving into Internet-based trading exchanges or marketplaces, re-engineering business processes to improve flexibility and responsiveness to changing market conditions. The result is business-to-business e-Business, focused on planning, forecasting, procurement of direct materials and fulfillment and delivery of customer orders.

   AMR Research (AMR Research, "The Executive View," February 2001 and The Report on e-Commerce Applications, April 2000) projects that B2B e-commerce will reach $5.7 trillion by the end of 2004, representing 29% of the dollar value of US-based commercial transactions. AMR states: "E-commerce does not replace the need to improve internal Supply Chain Management (SCM) practices. On the contrary, e-commerce is the next step in the evolution of advanced SCM concepts. To take full advantage of B2B e-commerce's rapid adoption, companies will have to step up the implementation of Advanced Planning and Scheduling
(APS), Available-to-Promise (ATP), Vendor-Managed Inventories (VMIs), collaboration, and other supply chain management techniques."

   To leverage the Internet for commercial benefit and facilitate enhanced collaboration among the various trading partners in the supply chain, organizations are increasingly deploying business-to-business e-Business solutions to address their planning and supply chain execution requirements. The planning function involves the proactive use of information to facilitate the delivery of the right products on time to the correct location and at the lowest cost. The planning process focuses on demand forecasting, inventory simulation, event planning, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to increase revenues, improve forecast accuracy, optimize production scheduling, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service. The supply chain execution function addresses procuring, manufacturing, order fulfillment and distributing products throughout the supply chain. Within the supply chain execution function, organizations are increasing their focus on the effective management of warehouse and transportation operations and the need for integration with planning systems and other enterprise applications, to increase the efficient and effective fulfillment of customer orders in both the business-to-business and the business-to-consumer sectors.

   In order to effectively manage and coordinate supply chain activities, companies require planning and supply chain execution software that provides for integrated communication, optimization and collaboration among the various constituents along the supply chain. This enhanced collaboration synchronizes production plans with demand forecasts, thereby minimizing bottlenecks that lead to production delays and excess inventory. Companies that have implemented our advanced collaboration processes such as Collaborative Planning, Forecasting and Replenishment (CPFR) have seen benefits such as increased revenues, lower operational costs and shortened cycle times. According to the Voluntary Interindustry Commerce Standards Association, of which Logility is an advisory board member on the CPFR subcommittee, "CPFR is a business process model for supply chain partners to coordinate plans in order to reduce variance between supply and demand." VICS developed this process in conjunction with major retailers, manufacturers and suppliers to enable true collaboration. CPFR is a business model that changes the nature of the relationship between trading partners.

   In addition, companies seek integrated planning and supply chain execution systems that further optimize the flow of products to the customer through enhanced transportation and warehouse management capabilities. Organizations are also demanding solutions that are modular and scaleable to fit the changing needs of the organization and that can be rapidly deployed.

Strategy

   Our objective is to be the leading provider of business-to-business (B2B) collaborative commerce solutions to power e-Business and optimize the supply chain, enabling companies to optimize their operations associated with the sourcing, manufacture and distribution of products in distribution-intensive target markets such as consumer goods, retail and process manufacturing. Our strategy includes the following key elements:

     Leverage and Expand Installed Base of Customers. We currently target businesses in the consumer goods, retail, chemicals, pharmaceuticals, food and beverage, and aftermarket distribution supply chains consisting of suppliers, manufacturers, distributors, and retailers. We intend to continue to leverage our installed base of more than 400 customers to introduce additional functionality, product upgrades, complementary modules, and application hosting services. In addition, we intend to expand sales to new customers in our existing vertical markets and to target additional vertical markets over time.

     Continue to Expand Sales and Marketing. We intend to continue to pursue an increased share of the e-Business market for business-to-business software solutions by focusing our sales and marketing activities on supply chain collaboration and optimization initiatives in distribution-intensive industries such as consumer products, retail, food and beverage, and aftermarket distribution. Our competitive advantage is providing the most rapid implementation, an easy-to-maintain configuration, and rapid time-to-benefit across the full suite of supply chain products. We intend to continue building a direct sales force that is focused on selected vertical markets, such as consumer goods, retail and manufacturing supply chains.

     Expand Indirect Channels to Increase Market Penetration. We believe that key relationships with value added resellers will increase sales and expand market penetration of our products. In the fiscal year ended April 30, 2001, we established a strategic relationship with Microsoft Great Plains Business Solutions (formerly Great Plains Software) to market, sell, implement and support components of the Logility Voyager Solutions suite as the Supply Chain Series Powered by Logility. Additionally, we established reseller relationships with Pitney Bowes and 3Plex for marketing, sales and implementation of the transportation collaboration, planning and management components of the Logility Voyager Solutions suite. We also expanded our marketing relationship with IBM to include key business partners within the IBM distribution channel.

     Maintain Technology Leadership. We believe that we are a technology leader in the field of collaborative commerce and supply chain optimization solutions and intend to continue to provide innovative, advanced solutions and services to this market. We believe that we were one of the earliest providers of supply chain planning software solutions on a client-server platform and on Windows NT, and the first to introduce a collaborative supply chain planning solution that operates over the Internet. We intend to continue to develop and introduce new or enhanced products and keep pace with technological developments and emerging industry standards. The Logility Voyager Solutions suite is available on the Windows NT/2000, Unix and AS/400 server platforms and supports Oracle, Microsoft SQL Server and DB2 databases.

     Extend e-Business Strategy. We continued an e-Business initiative in fiscal year 2001 to deliver a full suite of products and services for Internet-based collaborative supply chain planning and execution to power business-to-business trading exchanges and marketplaces. Our collaborative commerce strategy includes four levels of products and services designed to enable the optimization of the customer's supply chain. These products and services include:

    . Logility Voyager Solutions--B2B collaborative commerce supply chain management business application solution suite for end-to-end supply chain management including network design, planning, forecasting, supply optimization, warehouse and transportation management

    . Supply Chain Collaboration--Expands the number of business processes that can be executed via intranets, extranets and the Internet to include both internal and external trading partners for automated, exception-based management of collaborative initiatives inside an organization as well as between buyer and seller trading partners

    . Supply Chain Event Management--Provides advanced exception-based management of supply chain performance by allowing trading partners to efficiently monitor, notify, control and measure supply chain processes to prioritize daily activities and ensure optimal performance within an organization and across the supply chain

    . i-CommunitySM--Logility's applications hosting service, enables companies to rapidly deploy and easily maintain their collaborative relationships with trading partners through a web-based network and/or Logility's traditional supply chain management offerings

     Invest Aggressively to Build Market Share. Logility will continue to make investments to expand our sales force, research and development efforts, and consulting infrastructure balanced with our goals for increasing profitability. We believe investments are necessary to increase our market share and to capitalize on the growth opportunities in the emerging business-to-business e-Business market.

     Acquire or Invest in Complementary Businesses, Products and
  Technologies. We believe that select acquisitions or investments may provide opportunities to broaden our product offering to provide more advanced solutions for e-Business which complement or expand our solutions and target markets.

     Focus on Integrated Planning and Supply Chain Execution Solution. We believe we are one of the few providers of integrated supply chain management software solutions addressing demand and supply planning as well as transportation and warehousing logistics requirements. We are focusing on providing the most comprehensive planning and execution solution aimed at optimizing operations along the supply chain. We intend to continue to focus our development initiatives on enhancing our end-to-end solution and introducing additional capabilities that complement our integrated solution.

     Focus on MidMarket. We have defined as "MidMarket" those corporations or divisions of corporations that have annual revenues ranging from $200 million to $2 billion. Organizations of this size fit our historical customer profile, and are prime candidates for the purchase and use of our unique full suite of integrated products operating on Windows NT/Windows 2000, OS400, and UNIX platforms.

     Increase Penetration of International Markets. In the fiscal year ended April 30, 2001, we generated 14% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. We intend to expand our international presence by creating additional relationships with distributors in Latin America, Europe, and the Asia/Pacific region.

     Expand Strategic Relationships. We intend to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and e-Business vendors to integrate the Logility Voyager Solutions suite into their services and products and to create joint marketing opportunities. We have a number of marketing alliances, including those with GERS Retail Systems, IBM, INSIGHT, Inc., Microsoft, Microsoft Great Plains Business Solutions (formerly Great Plains Software), Pitney Bowes, 3Plex, and Tompkins Associates. In addition, we have developed a network of international agents who assist in the sale and support of our products. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position.

     Continue to Focus on Providing High Quality Customer Service. Providing high quality customer service is a critical element of our strategy. We intend to continue to invest in technology and personnel to accommodate the needs of our growing customer base. Logility will continue to seek new ways to improve service to customers. By providing application hosting services, our customers have an alternative deployment option to managing their own Logility Voyager Solutions applications.

Logility Products and Services

 Key Benefits

   Our integrated product line, Logility Voyager Solutions, is an e-Business suite of business-to-business collaborative commerce solutions that enables end-to-end supply chain management within and between manufacturers, suppliers, distributors and retailers to more effectively manage the activities along their respective supply chains and enable collaboration among external trading partners. Logility also provides collaborative commerce products to expand the number of business processes that can be executed via intranets, extranets and the Internet. Logility's services include the i-Community, which facilitates CPFR-based collaborative commerce within a web-based network of trading partners, including suppliers, manufacturers, retailers and customers. Logility Voyager Solutions are also designed to power Internet-based trading exchanges, marketplaces and private company portals. The i-Community is powered by the Logility Voyager Solutions suite and enables companies to quickly reap the benefits of collaboration with external trading partners.

   The key benefits of our software solutions and services include the following:

     e-Business Solution for End-to-End Supply Chain Management. Our Logility Voyager Solutions provide functionality that addresses both the flow of information and the flow of products throughout the supply chain. By synchronizing our comprehensive planning software products with our transportation and warehouse management software solutions, our product suite can more efficiently and accurately coordinate the delivery of products to the customer. This end-to-end approach allows maximum synchronization of activities along the supply chain including collaboration with external trading partners.

     Advanced Collaborative Planning and Supply Chain Execution Functionality. Our products allow for collaboration among the various levels within an organization and among external constituents (trading partners) throughout the supply chain. The architecture of Logility Voyager Solutions enables key constituents to participate in the planning process, including marketing, sales, manufacturing, procurement, logistics and transportation personnel, so that the requirements of all groups are factored in to create one consensus plan. Our collaborative planning functionality is further enhanced with collaborative commerce tools such as Logility Voyager Collaborate(TM) (formerly Logility Voyager XPS(TM), eXtensible Planning Solution), which leverages Internet technology to facilitate information sharing directly with trading partners. Voyager Collaborate supports the business processes and practices defined in the VICS' CPFR guidelines, enabling B2B collaborative commerce via the Internet between two or more trading partners. Complementing Voyager Collaborate for supply chain planning is Logility Voyager Fulfill(TM) (formerly Logility Voyager XES(TM), eXtensible Execution Solution) on the supply chain execution side. Voyager Fulfill extends collaboration to transportation and distribution center management trading partners. Through our i-CommunitySM, a collaborative network of trading partners, customers will be able to exchange information and conduct collaborative planning, forecasting and replenishment as well as streamline the order fulfillment process through collaboration amongst warehouse, transportation and carrier trading partners. Voyager Fulfill supports emerging industry standards for collaborative transportation management.

     Comprehensive Planning Solution. Our planning solution is comprised of demand, inventory, event, life cycle, replenishment, supply, manufacturing, and transportation planning modules that balance demand opportunities with supply constraints through the synchronization of information gathered from supply chain participants. A key benefit of our planning solution components is its emphasis on addressing the full range of complex demand planning requirements of our customers, including comprehensive forecasting capabilities that take into account each user's unique perspective of the supply chain. Additionally, the solution implements and manages key business initiatives like profit maximization or cost minimization, advancing traditional distribution resource planning (DRP), and advanced planning systems (APS) by applying financial and optimization capabilities to sourcing decisions, enabling companies with complex supply chains to balance profits, costs, and service while simultaneously considering all supply chain constraints.

     Robust Supply Chain Execution Solution. The Supply Chain Execution components of Logility Voyager Solutions support the needs of single or multi-site operations by systematically balancing logistics strategies, customer service policies, carrier effectiveness and inventory levels to optimize warehouse and transportation operations. During fiscal year 2001, Logility introduced the industry's first Internet-based collaborative transportation management solution, Voyager Fulfill, that incorporates the carrier in the buyer/seller relationship to optimize order fulfillment, increase on-time shipments, and provide greater visiblity of the status of customer orders.

     Rapid Deployment. Our products utilize a modular design centered around proven business processes that streamline implementation and accelerate deployment. The comprehensive functionality of each module generally permits customers to implement the solutions with nominal modifications. In addition, our software combines sophisticated techniques and tools with intuitive, Windows-and browser-based interfaces to reduce training requirements and implementation tasks. The Logility i-Community provides a complete solution for web-based networking of trading partners that facilitates collaboration with suppliers, manufacturers, distributors, retailers and customers. The i-Community allows trading partners to quickly access and leverage the Logility Voyager Solutions suite and gain the benefits of e-Business via a hosted deployment with a web-browser access.

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

 Product Features

   Logility Voyager Solutions is designed to synchronize demand opportunities with supply constraints and logistics operations. The suite is comprised of a series of Internet-based, integrated modules that provide a robust solution for supply chain management resulting in both external and internal collaboration to streamline the supply chain. These modules can be implemented individually, as well as in combinations or as a full solution suite. Logility Voyager Solutions supports multiple communications protocols and is designed to operate with industry-standard open technologies, including leading web-based and client-server environments, such as UNIX, AS/400 and Intel-based servers running Windows NT/Windows 2000 on Oracle, Microsoft SQL Server 2000 and DB2 databases. The following table summarizes our product line:

           Module            Features
  -----------------------    --------
   SUPPLY CHAIN
   COLLABORATION
   Logility Voyager          . VICS Collaborative Planning, Forecasting and
   Collaborate (formerly       Replenishment (CPFR) compliant
   Logility Voyager XPS)     . Collaborative planning with trading partners
                               (customers and suppliers)
                             . Configurable deployment
                             . Open integration architecture supports rapid
                               integration with any forecasting scenario
                             . Value Chain Workflow
                             . Exception-based management of business
                               conditions across the supply chain
                             . Deployable in both private and public trading
                               exchanges

   Logility Voyager          . Collaborative warehouse and transportation
   Fulfill (formerly           planning with trading partners (suppliers,
   Logility Voyager XES)       customers, and carriers)
                             . Configurable deployment
                             . Open integration architecture
                             . Value Chain Workflow
                             . Exception-based management of order fulfillment
                               business conditions
                             . Deployable in both private and public trading
                               exchanges

   Logility Voyager          . Optimizes transportation performance and
   Select(TM)                  pricing for total landed cost calculations
                             . Targets private and public trading exchanges
                             . Extends order sourcing, procurement and
                               logistics offerings

   SUPPLY CHAIN EVENT
   MANAGEMENT
   Logility Voyager          . Provides supply chain event management for
   Navigate(TM)                increased visibility
                             . Exception-based management of the supply chain
                             . Efficiently monitors, notifies, controls and
                               measures supply chain performance
                             . Incorporates any Open Data Base Connectivity
                               (ODBC)-compliant data source for an accurate view of key business conditions

   VALUE CHAIN STRATEGY
   Value Chain               . Strategic distribution network optimization
   Designer(TM)              . Customer assignment
                             . Facility location
                             . Balancing customer service levels and cost
                             . Sourcing selection and capacity planning

            Module           Features
  -----------------------    --------
   DEMAND CHAIN PLANNING
   Life Cycle Planning       . Plans each phase of a product's life cycle from
                               introduction, maturity, replacement,
                               substitution and retirement
                             . Flexible demand profile definition
                             . Self-correcting model management automatically
                               reforecasts based on POS data
                             . Exception-based management alerts users of key
                               business conditions

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

   SUPPLY CHAIN PLANNING
   Manufacturing Planning    . Enterprise-wide capacity planning
                             . Plant-level scheduling
                             . Supports activity-based costing
                             . Optimizes sourcing decisions' actual costs
                             . Interactive simulation
                             . Real-time, in memory model
                             . Distributed and remote visual capacity planning
                             . Remote and collaborative manufacturing

   Supply Planning           . Comprehensive constraint-based management of
                               sourcing process
                             . Supports business goals such as profit
                               maximization or cost minimization
                             . Provides available-to-promise (ATP), capable to
                               promise (CTP) and profitable to promise (PTP) methodologies
                             . Exception-based management of supply chain
                               conditions

   Replenishment Planning    . Supports continuous replenishment strategies
                             . Provides time-phased distribution requirements
                               planning
                             . Proactive action messages
                             . EDI integration
                             . ATP methodologies
                             . Multi-site sourcing and allocation

           Module            Features
  -----------------------    --------
   Transportation Planning   . Load Control Center
                             . Shipment planning and consolidation
                             . Freight rating and routing
                             . Carrier selection
                             . Optimized inbound and outbound planning

   SUPPLY CHAIN EXECUTION
   Transportation            . Load tendering
   Management                . Shipment confirmation
                             . Freight audit and payment control
                             . Shipment documentation and tracking

   WarehousePRO(R)           . Customizable workflows and attributes
                               incorporate best-of-breed warehouse practices
                             . Directs all pick, pack, and ship activities
                               through hand-held radio frequency devices
                             . User terminals support a variety of languages
                             . Dynamic label and report printing
                             . Integrated graphical user interface

LOGILITY VOYAGER SOLUTIONS FOR B2B COLLABORATIVE COMMERCE

   These e-Business applications allow companies to execute and manage strategic trading partner relationships for direct material procurement, logistics and customer order fulfillment via the Internet, intranets and extranets.

 SUPPLY CHAIN COLLABORATION

   Logility Voyager Collaborate (formerly Logility Voyager XPS) enables companies to communicate easily and share real-time information with trading partners by uniting suppliers, manufacturers, distributors and retailers under the power of common goals, common business processes and VICS Collaborative Planning, Forecasting and Replenishment (CPFR) standards that eliminates traditional barriers among trading partners. Voyager Collaborate is a completely CPFR-compliant application that provides configurable deployment, scaleability, Microsoft-centric architecture, open-integration architecture, value chain workflow and an exception-based management of business conditions both within the enterprise and across the supply chain network.

   Logility Voyager Fulfill (formerly Logility Voyager XES) extends collaboration to transportation and distribution center management trading partners to allow real-time information sharing and collaboration between customers, suppliers and carriers to ensure that customer orders are efficiently scheduled, executed and tracked for on-time delivery. Voyager Fulfill is compliant with emerging collaborative transportation management standards and provides configurable deployment, scaleability, Microsoft-centric architecture, open-integration architecture, value chain workflow and an exception-based management of business conditions.

   Logility Voyager Select optimizes transportation performance and pricing for private and public trading exchanges by enabling a total landed cost calculation within order sourcing, procurement and logistics processes.

 SUPPLY CHAIN EVENT MANAGEMENT

   Logility Voyager Navigate provides the benefits of Supply Chain Event Management (SCEM) by allowing trading partners to efficiently monitor, notify, control and measure supply chain processes on an exception basis, both within the company and throughout the supply chain to improve the efficiency and effectiveness of the overall operation.

 VALUE CHAIN STRATEGY

   The Value Chain Designer module provides a strategic view of the Supply Chain Network. Companies can optimize location decisions, resource allocation, customer assignment and transportation strategies to minimize costs or maximize profitability.

 DEMAND CHAIN PLANNING

   These solutions provide the visibility to increase forecast accuracy by as much as 40%. They create a comprehensive overview of demand. With demand patterns revealed, companies can build plans that are totally attuned to the market.

   Life Cycle Planning provides collaborative life cycle planning, enabling the supply chain to effectively control each phase in a product's sunrise-to-sunset cycle--including introduction, maturity, replacement, substitution and retirement--to ensure that the right products are available at the point of customer demand.

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

   The Inventory Planning module is designed to determine the optimal balance between inventory and service levels. With extensive simulation capabilities, Inventory Planning helps manufacturers and distributors reduce inventory costs while meeting customer service requirements at the individual stock keeping unit (SKU) level. Built around industry best practices, Inventory Planning can enhance planning and scheduling of inventory while taking into consideration replenishment frequency and order size, seasonal build and manufacturing plans. Service level targets and policies can be applied individually to every product within an enterprise or uniformly throughout the various product lines.

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

 SUPPLY CHAIN PLANNING

   Logility offers support for optimizing assets, synchronizing supply, and planning order fulfillment. With multiple and simultaneous sourcing capabilities, supply issues and alternatives are immediately visible.

   The Manufacturing Planning module is designed as a constraint-based planning solution that balances manufacturing processes and resources with demand priorities and corporate objectives. Manufacturing Planning models the operations of a business by capturing capacity constraints, such as equipment capabilities, intermediate storage limitations, shop floor calendars and raw material availability and production constraints, such as synchronization of multi-step operations, product sequencing, production changeovers and inventory policies. Manufacturing Planning enables collaborative decision-making by comparing the feasibility and cost effectiveness of various scheduling strategies through the use of simulation.

   Supply Planning supports sourcing options based on business goals such as profit maximization or cost minimization, balances manufacturing constraints, and applies advanced financial and optimization capabilities to sourcing decisions. Supply Planning also enables companies with complex supply chains to balance profits, costs, and service while simultaneously considering all supply chain constraints to satisfy business requirements.

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

   The Transportation Planning module synchronizes transportation plans with demand, inventory, manufacturing and replenishment strategies. Transportation Planning consolidates shipments and determines the optimal transportation mode and carrier while providing a list of alternatives. The solution includes a Load Control Center that reviews all inbound, outbound and inter-facility shipments and provides an integrated view of all orders requiring shipping decisions. This product is designed to reduce freight costs, improve customer service levels and increase responsiveness to customer requirements.

 SUPPLY CHAIN EXECUTION

   Logility provides capabilities for managing both inventory and transportation with our Supply Chain Execution Solution. With these applications, companies can systematically balance logistics strategies, customer service policies, carrier effectiveness and inventory management.

   Transportation Management facilitates the timely execution of the optimized shipping plan developed by the Transportation Planning module. Load tendering and shipment tracking are included via Electronic Data Interchange (EDI), e-mail or automatic fax. The freight audit and payment capabilities enable flexible reporting of landed cost by shipment, customer or product group. The module is designed to reduce freight costs, improve carrier utilization and provide comprehensive freight management reporting.

   WarehousePRO incorporates advanced workflow technology, industry-specific practices and radio frequency data collection terminals to optimize warehouse operations. The software's object-oriented design allows users to define the properties of specific items, locations, or processes, thereby reducing the need for custom programming. The solution is highly flexible and can be reconfigured by the user to adapt to changing business requirements. WarehousePRO features an extensive workflow library of user-selected templates incorporating industry-specific best-practice warehousing techniques. With built-in standard interfaces to major radio frequency data collection systems, the software delivers more accurate inventory accountability and improved warehouse efficiency. WarehousePRO's performance analysis tools generate graphical reports that illustrate productivity gains, warehouse efficiency and inventory controls, enabling users to make real-time management decisions.

   The price for our products typically is determined based upon the number of modules licensed and the number of servers, users and/or sites for which the solution is designed. During fiscal year ended April 30, 2001, license fees for new customers ranged from $123,000 to $1.2 million.

Customers

   We primarily target businesses in distribution-intensive markets such as consumer-packaged goods, retail and manufacturing supply chains, including suppliers, manufacturers, distributors and retailers. A sample of companies that have purchased one or more of our products follows:

                                     Chemicals, Oil & Gas,
   Consumer Goods                       Pharmaceuticals            Manufacturing and Others
   --------------             ----------------------------------- ---------------------------
   Ashley Furniture           BOC Distribution Services Ltd.      Appleton Paper
   Aurora Foods               CITGO Petroleum Corporation         British Telecommunications
   Bell Sports                Eastman Chemical Company            Corning Cable Systems
   Canandaigua Wine Company   Nordic Synthesis AB                 Dal-Tile Corporation
   ConAgra, Inc.              Pfizer, Inc.                        Florida Power & Light
   Eagle Family Foods         Pharmacia & Upjohn                  Koch Industries
   Heineken USA               Sigma-Aldrich Corporation           Magneti Marelli
   Haverty Furniture Company                                      Mercury Marine
   L'Oreal USA                                                    Mohawk Paper
   Maybelline Inc.                                                Peugeot International
   McCormick & Company                                            Powerware Corporation
   Nestle France                                                  Rand McNally & Company
   Pharmavite Corporation                                         Raytheon Marine Company
   Saks Incorporated                                              Reynolds Metals
   Sara Lee Knit Products                                         Robert Horne Paper Company
   S.C. Johnson & Sons, Inc.       After Market Distribution      RJ Reynolds
   Seagram's                       -------------------------      Sprint PCS
   The Franklin Mint          Epson America, Inc.                 Subaru of America, Inc.
   The HoneyBaked Ham         Komatsu America International       Tyco Plastics and Adhesives
    Company                   Porsche Cars of North America, Inc. US Ceramic Tile Company
   Tiffany & Co.              Rheem Manufacturing                 Xpedx
   Unilever Research          Sony Electronics
   VF Corporation
   Wickes Furniture


   No single customer accounted for 10% or more of our total revenues during fiscal year 2001.

Sales and Marketing

   We market our products through direct and indirect sales channels. We conduct our principal sales and marketing activities from corporate headquarters in Atlanta, Georgia, and have sales and/or support offices in Boston, Chicago, Dallas, Pittsburgh and Raleigh. Sales channels outside of North America are managed from Logility's international offices in the United Kingdom, France, Spain and Australia.

   We have a number of marketing alliances, including those with GERS Retail Systems, IBM, INSIGHT, Inc., Microsoft, Microsoft Great Plains Business Solutions (formerly Great Plains Software), Pitney Bowes, 3Plex, and Tompkins Associates. In addition, we have developed a network of international agents who assist in selling our products in 25 countries. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. These independent distributors and resellers throughout Latin America, Europe and the Asia/Pacific region distribute our product lines in foreign countries.

These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products.

   To support our direct sales force, we conduct marketing programs that include public relations, direct marketing, advertising, trade shows, product seminars, industry speakers, user group conferences and ongoing customer communication programs.

Customer Service and Support

   We provide the following services and support to our customers:

     Implementation Support: ExpressROI(TM). We offer our customers a professional and proven implementation program that facilitates rapid implementation of our software products. Logility consultants, through the ExpressROI program, help customers define the nature of their project, and subsequently proceed through the implementation process. We provide training for all users and managers involved. We first establish measurable financial and logistical performance indicators, then evaluate them for conformance during and after implementation. Additional services beyond implementation can include post-implementation reviews and benchmarks to further enhance the benefits to customers.

     Implementation: General Training Services. We offer our customers post-delivery professional services consisting primarily of implementation and training services, for which we typically charge on a daily basis. Customers that choose to purchase implementation services receive assistance in integrating our solution with existing software applications and databases. Implementation of Logility Voyager Solutions typically requires three to nine months, depending on factors such as the complexity of a customer's existing system, the number of modules purchased, and the number of end users.

     Product Maintenance and Updates: Support Services. We provide our customers with ongoing product support services. Support or maintenance contracts typically are sold to customers for an initial three year term at the time of the product license with renewal for additional periods thereafter. Under these contracts, we provide telephone consulting, product updates and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. We provide ongoing support and maintenance services on a seven-day-a-week, 24-hours-a-day basis through telephone, electronic mail and web-based support, using a call logging and tracking system for quality assurance.

Research and Product Development

   During fiscal 2001, 2000, and 1999, we expensed approximately $5.2 million, $4.9 million, and $6.2 million, respectively, for research and development. In addition, we capitalized $3.0 million, $3.4 million, and $3.9 million in software development costs during fiscal years 2001, 2000, and 1999, respectively, in accordance with the Statement of Financial Accounting Standards No. 86. Our internal new product development and enhancements of existing products include two categories: research and development expenditures and additions to capitalized computer software development costs. These combined categories totaled $8.2 million, $8.3 million, and $10.1 million in fiscal years 2001, 2000, and 1999, respectively, and represented 29%, 26%, and 37%, respectively, of total revenues in those years.

   We believe that our future success depends in part upon our ability to continue to enhance existing products, respond to changing customer requirements, develop and introduce new or enhanced products and keep pace with technological developments and emerging industry standards. Our development efforts are focused on, but are not limited to, enhancing operability of our products across distributed and changing heterogeneous hardware platforms, operating systems and relational databases and the addition of new functionality to existing products. These development efforts will continue to focus on deploying applications within a multi-tiered supply chain environment, including the Internet.

   The current release of Logility Voyager Solutions is version 6.0. This version is based on an integrated object-oriented architecture for maximum scaleability and messaging functionality that supports the increasingly distributed nature of supply chain planning, supply chain execution and collaborative commerce. Logility Voyager Solutions easily interfaces with leading ERP vendors such as SAP, Oracle and PeopleSoft.

Competition

   Our products are targeted at emerging markets within the application software market, which is intensely competitive and characterized by rapid technological change. Our competitors are diverse and offer a variety of solutions directed at various aspects of the value chain, as well as the enterprise as a whole. Our existing competitors include vendors focusing on the supply chain application software market, such as i2 Technologies and Manugistics. In addition, we face potential competition from (i) large enterprise resource planning (ERP) application software vendors such as SAP, PeopleSoft, JD Edwards, and Oracle, each of which currently offers sophisticated ERP solutions that currently or may in the future incorporate supply chain management modules, advanced planning and scheduling or collaboration software; (ii) application hosting services vendors;
(iii) vendors that establish electronic marketplaces and indirect procurement capabilities; (iv) other business application software vendors that may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of supply chain management software; and (v) internal development efforts by corporate information technology departments.

   In addition, we may face competition from other application software vendors, including ERP vendors that from time to time jointly market our products as a complement to their own systems. To the extent such vendors develop or acquire systems with functionality comparable or superior to our products, their significant installed customer base, long-standing customer relationships and ability to offer a broad solution could provide a significant competitive advantage over our products.

   We also expect to face additional competition as other established and emerging companies enter the market for collaborative commerce and supply chain management software and new products and technologies are introduced. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in fewer customer orders, reduced gross margins and loss of market share.

   Many of our competitors and potential competitors have significant worldwide presence, longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than ours. Some competitors have become more aggressive with their prices, payment terms and issuance of contractual implementation terms or guarantees. In order to be successful in the future, we must continue to develop innovative software solutions and respond promptly and effectively to technological change and competitors' innovations. We may also have to lower prices or offer other favorable terms. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. The principal competitive factors affecting the market for our products include vendor and product reputation; product architecture, functionality and features; costs; ease and speed of implementation; return on investment; product quality; price and performance; and level of support.

Proprietary Rights and Licenses

   Logility's success and ability to compete is dependent in part upon its proprietary technology. To protect our proprietary technology, we rely on a combination of copyright and trade secret laws, confidentiality procedures and contractual provisions, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although we rely on the limited protection afforded by such confidential and contractual procedures and intellectual property laws, we also believe that factors such as the knowledge, ability, and experience of our personnel, new product developments, frequent product enhancements, reliable maintenance and timeliness and quality of support services are essential to establishing and maintaining a technology leadership position. We presently have no patents or patent applications pending. The source code for our proprietary software is protected both as a trade secret and as a copyrighted work. We generally enter into confidentiality or license agreements with our employees, consultants and customers, and generally control access to and distribution of our software, documentation and other proprietary information.

   We provide our software products to customers under non-exclusive license agreements. As is customary in the software industry, in order to protect our intellectual property rights, we do not sell or transfer title to our products to our customers. Although the license agreements place restrictions on the use by the customer of our products, there can be no assurance that unauthorized use of our products will not occur. In addition, we have licensed the source code for our software to American Software on a limited basis to enable American Software to perform warranty, maintenance and support obligations for certain customers, for which it is responsible under certain license agreements that were not assigned to us in connection with the formation of Logility.

   Despite the measures taken to protect our proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition.

   In the future, we may increasingly be subject to claims of intellectual property infringement as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to current or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims against us, with or without merit, as well as claims initiated by us against third parties, can be time consuming and expensive to defend, prosecute or resolve. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject us to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require a substantial amount of attention from management, require disputed rights to be licensed from others, require us to enter into royalty arrangements or require us to cease the marketing or use of certain products, any of which would have a material adverse effect on our business, operating results and financial condition. To the extent that we desire or are required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to us, if at all.

   We have relicensed, and expect in the future to relicense, certain software from third parties for use in connection with our products. There can be no assurance that these third-party software vendors will not change their product offerings or that these software licenses will continue to be available to us on commercially reasonable terms, if at all. The termination of any such licenses or product offerings, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in our ability to ship certain of our products while we seek to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Further, any such delay, if it becomes extended, could result in a material adverse effect on our results of operations.

Employees

   As of April 30, 2001, Logility had 167 full-time employees, consisting of 49 in sales and marketing, 53 in product development, 59 in customer support and implementation services and 6 in administration and finance. In addition, we share a number of administrative and finance personnel with American Software. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. Logility believes its employee relations are good.

                                  RISK FACTORS

Factors That May Affect Future Results and Market Price of Stock.

   We have included certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K. We may also make oral and written forward-looking statements from time to time, in reports filed with the Securities and Exchange Commission, and otherwise. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K.

   We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended April 30, 1999, 2000 and 2001 contained elsewhere in this Form 10-K.

We Could Experience Fluctuations in Quarterly Operating Results That Could Adversely Impact Our Stock Price.

   Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. License revenues in any quarter depend substantially upon our ability to recognize revenues in that quarter in accordance with our revenue recognition policies.

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

  . the possibility of economic downturns, both domestic and international, characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs, may substantially reduce customer demand and contracting activity;

  . customers may unexpectedly postpone or cancel system replacement or new system evaluations due to changes in their strategic priorities, project objectives, budgetary constraints or company management;

  . customer evaluations and purchasing processes vary from company to company, and a customer's internal approval and expenditure authorization process can be difficult and time consuming, even after selection of a vendor; and

  . the number, timing and significance of software product enhancements and new software product announcements by us and by our competitors may affect purchase decisions.

   Several factors may require us to defer recognition of license revenue for a significant period of time after entering into a license agreement, including:

  . whether the license agreement relates to then unavailable software products;

  . whether transactions include both currently deliverable software products and software products that are under development or other undeliverable elements;

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

   Because of the factors listed above and other specific requirements under Generally Accepted Accounting Principles (GAAP) for software revenue recognition, we must have very precise terms in our license agreements in order to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that meets the criteria under GAAP for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.

   Variances or slowdowns in our contracting activity in prior quarters may affect current and future consulting, training and maintenance service revenues since these revenues typically follow license fee revenues. Our ability to maintain or increase services revenue primarily depends on our ability to increase the number of our licensing agreements. In addition, our expense levels, operating costs and hiring plans are based on projections of future revenues and are relatively fixed. If our actual revenues fall below expectations, our net income is likely to be disproportionately adversely affected.

There Is Intense Competition in Our Industry, Which Requires Us to Constantly Create New Products, Improve Our Existing Products and Sell Our Products at Competitive Prices.

   We compete with a variety of software vendors, including:

  . vendors focusing on the supply chain application software market segment;

  . large ERP software vendors;

  . application hosting services vendors;

  . vendors that establish electronic marketplaces and indirect procurement capabilities; and

  . numerous other firms that offer products and services with new or advanced features.

   We also face competition from internal development efforts by corporate information technology departments. As a result, the market for business application software and related services has been and continues to be intensely competitive. Some competitors have become more aggressive with their prices and payment terms and issuance of contractual implementation terms or guarantees. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms.

   In addition, we believe we must differentiate ourselves through different or more subtle architectural and technological factors.

   Some of our competitors may have the following advantages over us:

  . significant worldwide presence;

  . longer operating and product development history;

  . substantially greater financial, technical and marketing resources than ours;

  . greater name recognition; and

  . a larger installed customer base than ours.

   Furthermore, potential customers may consider outsourcing options, including application service providers, data center outsourcing and service bureaus as viable alternatives to licensing our software products.

We May Derive a Significant Portion of Our Revenue in any Quarter from a Limited Number of Large, Non-Recurring License Sales.

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

We Are Dependent Upon Key Personnel, and Need to Hire Additional Personnel in All Areas.

   Our future operating results depend significantly upon the continued service of a relatively small number of key senior management and technical personnel, including our Chief Executive Officer, J. Michael Edenfield. None of our key personnel are bound by long-term employment agreements. The loss of Mr. Edenfield or one or more other key individuals could have an adverse effect on us.

   Our future success also depends on our continuing ability to attract and retain other highly qualified managerial and technical personnel. Competition for these personnel is intense, and at times we have experienced difficulty in recruiting and retaining qualified personnel. We may be unable to retain our key managerial and technical employees and we may not be successful in attracting, assimilating and retaining other highly qualified managerial and technical personnel in the future. If our competitors increase their use of non-compete agreements, the pool of available sales and technical personnel may further narrow in certain areas, even if the non-compete agreements ultimately prove to be unenforceable. We may grant large numbers of stock options to attract and retain personnel, which could be highly dilutive to our stockholders. The loss of key management and technical personnel or the inability to attract and retain additional qualified personnel would have an adverse effect on us.

We Rely to a Large Extent on Services Provided by American Software and Are Subject to Effective Control by American Software.

   We operated as a division of American Software, Inc. until we went public in 1997. Today, we are approximately 85% owned by American Software. We receive a substantial amount of financial, accounting, sales and management services from American Software. Although the bulk of our sales are generated by our direct sales force, we have relied, and we expect that we will continue to rely, to a substantial extent on our sales relationship with American Software. We also rely heavily on financial, accounting and management services provided by American Software. With few exceptions, American Software has no obligation to continue providing these services to us. Therefore, our business, operating results and financial condition may be adversely affected by a reduction or discontinuation of services from American Software.

   As long as American Software owns a majority of our Common Stock, it will be able to determine, without the consent of our other stockholders, the outcome of any corporate action requiring stockholder approval, including the election of our entire Board of Directors. In addition, through its ownership of a majority of our Common Stock and control of our Board of Directors, American Software will be able to control our management and affairs, including all determinations with respect to acquisitions, dispositions, mergers, and other business combinations, borrowings, issuances of our Common Stock or other equity securities, our dividend policy, and any change in control of Logility.

The Impact of Changes in Global Economic Conditions on Our Customers May Cause Us to Fail to Meet Expectations, Which Would Negatively Impact the Price of Our Stock.

   Our operating results can vary significantly based upon the effect of changes in global economic conditions on our customers. In particular, the current macro-economic environment is more uncertain than in recent periods and has the potential to materially and adversely affect us. The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the areas in which we compete. Because we sell primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for computer software caused by a weakening economy has resulted, and may continue to result, in decreased revenues and lower growth rates. Because historically we have relied upon relatively large license transactions, we may be especially prone to this risk. Customers have, and may continue to, defer or reconsider purchasing products if they experience a downturn in their business or if there is a downturn in the general economy.

We Have Recently Expanded Our Technology into Several New Business Areas and Cannot Be Certain that Our Expansion Will Be Successful.

   Our future success depends to a large degree on the Internet being accepted and widely used for commerce. We have recently expanded our technology into a number of new business areas to foster long-term growth, including electronic commerce, on-line business services and other products and services that can be offered over the Internet. These areas are relatively new to our product development, sales and marketing personnel and we cannot be assured that the markets for these products will develop or that we will be able to compete effectively or will generate significant revenues in these new areas. As a result, our success in these areas is difficult to predict.

Future Regulation of the Internet May Slow its Growth, Resulting in Decreased Demand for Our Products and Services and Increased Costs of Doing Business.

   Due to increasing popularity of the Internet, it is possible that state, federal and international regulators could adopt laws and regulations that impose additional burdens on companies conducting business online. For example, the growth and development of the market for Internet-based services may prompt calls for more stringent consumer protection laws. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is uncertain and may take years to resolve. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could inhibit the expansion of the Internet, causing our costs to increase and our growth to be harmed.

The Viability of Electronic Marketplaces Is Uncertain.

   Electronic marketplaces that allow collaboration over the Internet among trading partners are relatively new and unproven. There can be no assurance that trading partners will adopt electronic marketplaces as a method of doing business. Trading partners may fail to participate in electronic marketplaces for a variety of reasons, including:

  . concerns about the confidentiality of information provided electronically to electronic marketplaces;

  . the inability of technological advances to keep pace with the volume of information processed by electronic marketplaces; and

  . regulatory issues, including antitrust issues that may arise when trading partners collaborate through electronic marketplaces.

   Any of these factors could limit the growth of electronic marketplaces as an accepted means of commerce. Slower growth or the abandonment of the electronic marketplace concept in one or more industries could have a material adverse effect on our results of operations and financial condition.

We Depend on Third-Party Technology that Could Result in Increased Costs or Delays in the Production and Improvement of Our Products.

   We license critical third-party software products that we incorporate into our own software products. If any of the third-party software vendors were to change their product offerings or terminate our licenses, we might need to incur additional development or acquisition costs to ensure continued performance of our products. In addition, if the cost of licensing any of these third-party software products significantly increases, our gross margin levels could significantly decrease.

   We rely on existing relationships with certain other software vendors who are also competitors. If these vendors change their business practices in the future, we may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by our existing vendors.

Services Revenues Carry Lower Gross Margins Than License Revenues and an Overall Increase in Services Revenue as a Percentage of Total Revenues Could Have an Adverse Impact on Our Business.

   Because service revenues have lower gross margins than license revenues, an increase in the percentage of total revenue represented by service revenues could have a detrimental impact on our overall gross margins and could adversely affect operating results. As a result, our gross margins can be negatively affected based on the percentage of service revenues as a percentage of total revenue and the mix between services that are provided by our employees versus services provided by third-party consultants.

We May Change Our Pricing Practices, Which Could Impact Operating Margins or Customer Ordering Patterns.

   In the future, we may choose to make changes to our pricing practices. For example, we may (i) offer additional discounts to customers, (ii) increase (or decrease) the use of pricing that involves periodic fees based on the number of users of a product, or (iii) change maintenance pricing. Such changes could reduce margins or inhibit our ability to sell our products.

Recent Accounting Pronouncements Could Adversely Impact Our Profitability by Delaying Some Revenue Recognition into Future Periods.

   In recent years, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition", and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we currently comply with SOPs 97-2 and 98-9.

   The American Institute of Certified Public Accountants has issued implementation guidelines for these standards and the accounting profession is still discussing a wide range of potential interpretations. These implementation guidelines, once finalized, could lead to unanticipated changes in our current revenue accounting practices that could cause us to recognize lower profits. As a result, we may change our business practices significantly in order to continue to recognize a substantial portion of our license revenues when we deliver our software products and services. Such changes may adversely affect our business.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000. We were required to adopt the provisions of SAB 101 in our fourth quarter of fiscal 2001. SAB 101 does not supercede the software industry specific revenue recognition guidance, with which we believe we comply.

Our Continued Growth Depends Upon Our Ability to Build and Maintain Strategic Relationships with Third Parties.

   A key aspect of our sales and marketing strategy is to build and maintain strong working relationships with businesses that we believe play an important role in the successful marketing of our software products and services. Our current and potential customers often rely on third-party system integrators to implement, deploy and manage client/server and other platform-based applications. We believe that our marketing and sales efforts are enhanced by the worldwide presence of these companies. However, these companies, most of which have significantly greater financial and marketing resources than us, may start, or in some cases increase, the marketing of business application software in competition with us, or may otherwise discontinue their relationships with or support of us. In addition, if these strategic partners are unable to recruit and adequately train a sufficient number of consulting personnel to support the implementation of our software products, we may lose customers.

   As we have done in the past, in the future we may enter into various development or joint business arrangements to develop new software products or extensions to our existing software products. Under these joint business arrangements, we may distribute ourself or jointly sell with our business partners an integrated software product and pay a royalty to the business partner based on end-user license fees. While we intend to develop business applications that are integrated with our software products, these software products may in fact not be integrated or brought to market or the market may not accept the integrated enterprise solution. As a result, we may not achieve the revenues that we anticipated at the time we entered into the joint business arrangement.

Our Software Products and Product Development Are Complex, Which Make It Increasingly Difficult to Innovate, Extend Our Product Offerings, and Avoid Costs Related to Correction of Program Errors.

   The market for our software products is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. Our future success will depend in part upon our ability to:

  . continue to enhance and expand our core applications;

  . continue to sell our products;

  . continue to successfully integrate third-party products;

  . enter new markets; and

  . develop and introduce new products that keep pace with technological developments, including developments related to the Internet, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We may not be able to enhance existing products or develop and introduce new products in a timely manner.

   Our software products can be licensed for use with a variety of popular industry standard database management systems. There may be future or existing database management system platforms that achieve popularity within the business application marketplace and on which we may desire to offer our applications. These future or existing database management system products may or may not be architecturally compatible with our software product design. We may not be able to develop software products on additional platforms with the specifications and within the time frame necessary for market success.

   Despite testing by us, our software programs, like all software programs generally, may contain a number of undetected errors when they are first introduced or as new releases are subsequently released. This may result in increased costs to correct such errors and reduced acceptance of our software products in the marketplace. The effort and expense of developing, testing, implementing and maintaining software product lines will increase with the increasing number of possible combinations of:

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

Future Acquisitions May Not Be Successful.

   We may acquire or invest in complementary companies, products and technologies, and enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include:

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

   Recent changes in the law require the use of the purchase method of accounting in all new business acquisitions. The purchase method of accounting for business combinations may require large write-offs of any in-process research and development costs related to companies being acquired, as well as ongoing amortization costs for certain intangible assets and potential impairment charges for goodwill valued in combinations of companies. Such write-offs and ongoing amortization and other charges may have a significant negative impact on operating margins and net income in the quarter of the combination and for several subsequent years. We may not be successful in overcoming these risks or any other problems encountered in connection with such transactions.

Our International Operations and Sales Subject Us to Risks Associated with Unexpected Activities Outside of the United States.

   The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in locations within the United States. Changes in the following factors, among others, could have an adverse impact on our business and earnings:

  . conducting business in currencies other than United States dollars subjects us to factors such as currency controls and fluctuations in currency exchange rates;

  . we may be unable to hedge some transactions because of uncertainty or the inability to reasonably estimate our foreign exchange exposure;

  . we may hedge some anticipated transactions and transaction exposures, but could experience losses if exchange rates move in the opposite direction;

  . differing foreign technical standards;

  . increased cost and development time required to localize our products;

  . lack of experience in a particular geographic market;

  . regulatory, social, political, labor or economic conditions in a specific country or region;

  . laws, policies and other regulatory requirements affecting trade and investment including loss or modification of exemptions for taxes and tariffs, and import and export license requirements;

  . exposure to different legal standards; and

  . operating costs in many countries are higher than in the United States.

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

We May Experience Liability Claims Arising Out of Licensing Our Software and Providing Our Services.

   Our agreements normally contain provisions designed to limit our exposure to potential liability claims. However, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or ordinances. For example, we may not be able to avoid or limit liability for disputes relating to product performance or the provision of services. If a claim against us were to be successful, we may be required to incur significant expense and pay substantial damages. Even if we prevailed, the accompanying publicity could adversely impact the demand for our software.

Concerns That Our Products Do Not Adequately Protect the Privacy of Consumers Could Inhibit Sales of Our Products.

   One of the features of our customer management software applications is the ability to develop and maintain profiles of customers for use by businesses. Typically, these products capture profile information when customers and employees visit an Internet web-site and volunteer information in response to survey questions concerning their backgrounds, interests and preferences. Our products augment these profiles over time by collecting usage data. Although our customer management products are designed to operate with applications that protect user privacy, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. If we cannot adequately address customers' privacy concerns, these concerns could seriously harm our business, financial condition and operating results.

Increased Rate of Growth in Our Operations Could Increase Demands on Our Managerial and Operational Resources.

   If the rate of growth in the scope of our operating and financial systems and the geographic distribution of our operations and customers increases dramatically, it may increase demands on our management and operations. Our officers and other key employees will need to implement and improve our operational, customer support and financial control systems and effectively expand, train and manage our employee base. Further, we may be required to manage an increasing number of relationships with various customers and other third parties. We may not be able to manage future expansion successfully, and our inability to do so could harm our business, operating results and financial condition.

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

Item 2. Facilities

   We maintain our headquarters in Atlanta, Georgia. Some of our offices are occupied pursuant to the Facilities Agreement with American Software, the terms of which are summarized in "Part III, Item 13--Certain Relationships and Related Transactions," below. We also lease approximately 30,175 square feet of office space in the United Kingdom. We believe our existing facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed on commercially reasonable terms.

Item 3. Legal Proceedings

   We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of shareholders during the fourth quarter of our recently completed fiscal year.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Logility's Common Shares are listed on the NASDAQ Stock Market--National Market under the symbol LGTY. As of July 12, 2001, there were 2,384 shareholders that hold their stock in nominee or "street" names through various brokerage firms. The table below presents the quarterly high and low sales for Logility, Inc.'s common stock as reported by NASDAQ, for our last two fiscal years:

   Fiscal Year 2001                                                  High   Low
   ----------------                                                 ------ -----
   First Quarter................................................... $ 7.88 $3.56
   Second Quarter.................................................. $ 4.91 $2.63
   Third Quarter................................................... $ 4.25 $1.13
   Fourth Quarter.................................................. $ 4.38 $2.34

   Fiscal Year 2000                                                  High   Low
   ----------------                                                 ------ -----
   First Quarter................................................... $ 5.75 $3.88
   Second Quarter.................................................. $ 4.88 $2.75
   Third Quarter................................................... $23.63 $3.00
   Fourth Quarter.................................................. $20.63 $5.88

Dividends

   We have not paid any dividends since our initial public offering. The payment of future dividends will be at the sole discretion of the Board of Directors and will depend on our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Transfer Agent

   First Union National Bank
   Equity Services Group
   1525 West W.T. Harris Blvd, 3C3
   Charlotte, NC 28288
   Phone: (800) 829-8432
   www.firstunion.com/corptrust

   Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

   The following firms make a market in the common shares of Logility:

Gruntal & Co., Incorporated
Herzog, Heine, Geduld, Inc.
Jefferies & Company, Inc.
Knight Securities L.P.
REDIBook ECN LLC.
Schwab Capital Markets
Sherwood Securities Corp.
Spear, Leeds & Kellogg
Wachovia Securities, Inc.

Item 6. Selected Combined Financial Data

   The selected combined financial data presented below for the fiscal years ended April 30, 2001, 2000, 1999, 1998, and 1997 are derived from the audited combined financial statements of Logility.

                                               Years Ended April 30,
                                      -----------------------------------------
                                       2001     2000    1999     1998    1997
                                      -------  ------- -------  ------- -------
                                                  (in thousands)
Combined Statements of Operations
 Data:
Revenues:
  Licenses..........................  $ 8,587  $13,501 $11,384  $20,138 $12,359
  Maintenance.......................   10,491    9,418   7,967    7,167   5,051
  Services..........................    9,128    9,370   7,666    7,357   4,414
                                      -------  ------- -------  ------- -------
    Total revenues..................   28,206   32,289  27,017   34,662  21,824
                                      -------  ------- -------  ------- -------
Cost of Revenues:
  Licenses..........................    3,985    3,218   4,433    5,299   3,970
  Maintenance.......................    1,645    1,775   2,194    1,582   1,219
  Services..........................    6,227    5,144   3,468    3,683   1,969
                                      -------  ------- -------  ------- -------
    Total cost of revenues..........   11,857   10,137  10,095   10,564   7,158
                                      -------  ------- -------  ------- -------
Gross margin........................   16,349   22,152  16,922   24,098  14,666
Operating expenses:
  Research and development..........    5,211    4,949   6,165    5,592   3,484
  Sales and marketing...............   13,618   12,898  14,507   13,676  10,628
  General and administrative........    3,954    3,054   4,302    3,111   2,508
  Charge for restructuring/asset
   impairment.......................      476      --    1,230      --      --
                                      -------  ------- -------  ------- -------
    Total operating expenses........   23,259   20,901  26,204   22,379  16,620
                                      -------  ------- -------  ------- -------
Operating income (loss).............   (6,910)   1,251  (9,282)   1,719  (1,954)
Other income, net...................    1,218    1,137   1,274      863     --
                                      -------  ------- -------  ------- -------
Income (loss) before income taxes...   (5,692)   2,388  (8,008)   2,582  (1,954)
Income tax expense..................      --       --      100      --      --
                                      -------  ------- -------  ------- -------
Net income (loss)...................  $(5,692) $ 2,388 $(8,108) $ 2,582 $(1,954)
                                      =======  ======= =======  ======= =======
Net income (loss) per common share--
 Basic..............................  $ (0.43) $  0.18 $ (0.60) $  0.20 $ (0.17)
                                      =======  ======= =======  ======= =======
    Diluted.........................  $ (0.43) $  0.17 $ (0.60) $  0.20 $ (0.17)
                                      =======  ======= =======  ======= =======
Weighted average common shares--
 Basic..............................   13,289   13,333  13,486   12,671  11,300
                                      =======  ======= =======  ======= =======
    Diluted.........................   13,289   13,698  13,486   12,676  11,300
                                      =======  ======= =======  ======= =======

                                                     As of April 30,
                                         ---------------------------------------
                                          2001    2000    1999    1998    1997
                                         ------- ------- ------- ------- -------
                                                     (in thousands)
Combined Balance Sheet Data:
  Cash and cash equivalents............. $ 5,376 $ 3,524 $ 9,695 $ 1,006 $   732
  Investments, short-term...............  10,420  14,425  14,024  29,559     --
  Working capital.......................  14,469  17,307  22,814  33,006     557
  Total assets..........................  40,841  44,534  40,678  50,830  16,367
  Total shareholders' equity............  26,788  31,213  29,468  39,237   6,668

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

   The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2001 and the percentage increases and decreases in those items for the years ended April 30, 2001 and 2000:

Years Ended April 30, 2001, 2000, and 1999:

                                                                        2001 vs 2000 vs
Percentage of total revenues                        2001   2000  1999    2000    1999
----------------------------                        ----   ----  ----   ------- -------
Revenues:
  License fees.....................................  31%    42%   42%     (36)%    19%
  Maintenance......................................  37     29    30       11      18
  Services.........................................  32     29    28       (3)     22
                                                    ---    ---   ---      ---     ---
    Total revenues................................. 100    100   100      (13)     20
                                                    ---    ---   ---      ---     ---
Cost of revenues:
  License fees.....................................  14     10    16       24     (27)
  Maintenance......................................   6      5     8       (7)    (19)
  Services.........................................  22     16    13       21      48
                                                    ---    ---   ---      ---     ---
    Total cost of revenues.........................  42     31    37       17     --
                                                    ---    ---   ---      ---     ---
Gross margin.......................................  58     69    63      (26)     31
Operating expenses
   Research and development, net...................  18     15    23        5     (20)
  Sales and marketing..............................  48     40    54        6     (11)
  General and administrative.......................  14     10    16       29     (29)
  Charge for restructuring/asset impairment........   2    --      5       nm      nm
                                                    ---    ---   ---      ---     ---
    Total operating expenses.......................  82     65    98       11     (20)
                                                    ---    ---   ---      ---     ---
Operating income (loss)............................ (24)     4   (35)      nm      nm
Other income, net..................................   4      3     5        7     (11)
                                                    ---    ---   ---      ---     ---
Income (loss) before income taxes.................. (20)     7   (30)      nm      nm
Income tax expense................................. --     --    --        nm      nm
                                                    ---    ---   ---      ---     ---
Net income (loss).................................. (20)%    7%  (30)%     nm      nm
                                                    ===    ===   ===      ===     ===

--------
nm-not meaningful

 Revenues:

   Our total revenues decreased 13% to $28.2 million from $32.3 million for the prior year. This was primarily the result of decreased license fees compared to the prior year, partially offset by an increase in maintenance revenues.

   Licenses. License fee revenues decreased 36% from a year ago, to $8.6 million. This decrease was primarily the result of the reorganization of our sales management team, which was completed in fiscal 2001, as well as slower general economic conditions. Our direct sales channel provided approximately 70% of the license fee revenues for fiscal 2001, compared to 81% for the prior year. Our indirect sales channel is principally through American Software. To date, sales of software licenses have been derived principally from direct sales to customers. Although we believe that direct sales will continue to account for a majority of software license revenues, our strategy is to increase the level of indirect sales activities. We expect that sales of our software products through sales alliances, distributors, resellers, and other indirect channels will increase as a percentage of license fee revenues. However, our efforts to expand indirect sales may not be successful, or these relationships may not continue in the future.

   Maintenance. Maintenance revenues increased 11% to $10.5 million from a year ago, due to an increase in the installed base of customers, from license sales in prior periods. Maintenance revenues are directly related to license fee revenues, since new licenses are the potential source of new maintenance customers.

   Services. Services revenues decreased 3% to $9.1 million from a year ago as a result of slightly lower utilization of our implementation, training, and consulting services. Services revenues as a percentage of total revenue have fluctuated, and are expected to continue to fluctuate, on a period-to-period basis based upon the demand for implementation, training, and consulting services.

   Concentration of Revenues. In fiscal year 2001, no single customer accounted for more than 10% of our total revenues. In fiscal 2000, one customer, ConAgra Inc., accounted for approximately 13% of total revenues. We generally derive a significant portion of our software license revenues in each quarter from a small number of relatively large sales. While we believe that the loss of any one of these customers would not seriously harm our business, operating results or financial condition, our inability to consummate one or more substantial license sales in any future period could seriously harm our operating results for that period.

   International Revenues. We recognized approximately $4.0 million of international revenues in fiscal 2001, representing approximately 14% of total revenues, and approximately $3.7 million in fiscal 2000, representing approximately 11% of total revenues. The increase in revenues from international sources as a percentage of total revenues was due primarily to lower overall levels of total revenues. We believe that continued growth and profitability may require further expansion in international markets. To increase the level of international sales, we have utilized and may continue to utilize substantial resources to expand existing international operations and establish additional international operations. We cannot be certain that our investments in international operations will produce desired levels of revenues or profitability.

 Gross Margin:

   Total gross margin in 2001 was 58% compared to 69% a year ago, due primarily to decreases in gross margins on license fees and service revenues. The gross margin on license fees decreased to 54% from 76% a year ago, due to the combination of lower license fees and relatively fixed amortization of capitalized software expense. Maintenance gross margin increased to 84% from 81% a year ago, primarily as a result of increased maintenance revenue. Services gross margin decreased to 32% from 45% a year ago, due primarily to higher staffing and infrastructure costs incurred in anticipation of higher levels of license fees.

 Operating Expenses:

   Research and Development. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                             Years Ended
                                                       ------------------------
                                                        April            April
                                                         30,    Percent   30,
                                                        2001    Change   2000
                                                       -------  ------- -------
                                                           (in thousands)
Gross product development costs....................... $ 8,177     (2%) $ 8,322
  Percentage of total revenues........................      29%              26%
Less: capitalized development......................... $(2,966)   (12%) $(3,373)
  Percentage of gross product development costs.......      36%              41%
Product development expenses.......................... $ 5,211      5%  $ 4,949
  Percentage of total revenues........................      18%              15%

   Gross product development costs decreased 2% in 2001 compared to a year ago as a result of continued cost containment efforts. Fiscal 2001's expense of 29% of total revenues is within our normal historical rate of approximately 25%-30% of total revenues. Capitalized development decreased as well, declining 12% from a year ago, while the rate of capitalized development also decreased to 36% from 41% a year ago. Product development expenses, as a percentage of total revenues, increased to 18% due to lower overall revenues, while net product development expenses increased 5% due to the lower rate of capitalized development. We expect development expenses to increase slightly in the future, as we continue to invest in developing new product applications, and further enhance existing products.

   Sales and Marketing. Sales and marketing expenses increased 6% from a year ago. As a percentage of total revenues, sales and marketing expenses were 48% for the year compared to 40% for 2000. This increase was due primarily to lower overall levels of revenue, as well as increased sales and marketing expenditures.

   General and Administrative. General and administrative expenses increased 29% to approximately $4.0 million from a year ago. This increase was mainly due to an increased allocation of shared intercompany expenses from American Software, which is based on the proportion of Logility employees to total American Software employees. This proportion increased in fiscal 2001, which resulted in a higher intercompany allocation. Higher utility costs, insurance expense and bad debt expense compared to the prior year period also contributed to the increase. General and administrative expenses as a percentage of total revenues increased to 14% from 10% during the same period. This increase was due primarily to increased levels of general and administrative expenses, as well as lower overall levels of revenue.

 Other Income, Net:

   Other income, net was $1.2 million in fiscal 2001, representing 4.3% of total revenues, and $1.1 million in fiscal 2000, representing 3.5% of total revenues. Other income is principally comprised of investment earnings. Our investments are generally short term in nature. In fiscal 2001, we generated a yield of approximately 6.1% on our investments, compared to approximately 6.0% in fiscal 2000.

 Income Taxes:

   We are included in the consolidated federal income tax return filed by American Software; however we provide for income taxes as if we were filing a separate income tax return. Due to our loss in fiscal 2001 we did not record a tax obligation. Our income for fiscal 2000 was offset by losses in fiscal 1999.

Fourth Quarter of Fiscal Year 2001:

   In the fourth quarter of Fiscal Year 2001, we recorded positive operating income of $129,000 and positive net income of $467,000. Total revenues increased 19% over the prior year period, driven primarily by a 99% increase in license fees, from $1.3 million to $2.6 million.

Years Ended April 30, 2000 and 1999:

 Revenues:

   Our total revenues increased 20% to $32.3 million from $27.0 million for the prior year. We realized increases in all revenue categories for the year, the result of improved sales of our suite of Business-to-Business Collaborative Commerce products, and associated maintenance and services.

   Licenses. License fee revenues increased 19% from fiscal 1999, to $13.5 million. Our direct sales channel provided approximately 81% of the license fee revenues for fiscal 2000, compared to 83% for the prior year. Our indirect sales channel is principally through American Software.

   Maintenance. Maintenance revenues increased 18% to $9.4 million from the prior year, due to an increase in the installed base of customers. Maintenance revenues are directly related to license fee revenues, since new licenses are the potential source of new maintenance customers.

   Services. Services revenues increased 22% to $9.4 million from the prior year as a result of the increased utilization of our implementation, training, and consulting services, which in turn resulted from the growth in our customer base. Services revenues as a percentage of total revenue have fluctuated, and are expected to continue to fluctuate, on a period-to-period basis based upon the demand for implementation, training, and consulting services.

   Concentration of Revenues. In fiscal year 2000, one customer, ConAgra Inc., accounted for approximately 13% of total revenues. No other customer accounted for more than 10% of total revenues.

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

 Gross Margin:

   Total gross margin in 2000 was 69% compared to 63% in 1999, due primarily to increases in gross margins on license fees and maintenance revenues. The gross margin on license fees increased to 76% from 61% for the prior year, due to the combination of higher license fees and lower amortization of capitalized software expense. Maintenance gross margin increased to 81% from 72% for the prior year, primarily as a result of increased maintenance revenue. Services gross margin decreased to 45% from 55% in 1999, due primarily to increased investment in staffing towards the end of the fiscal year in anticipation of future projects.

 Operating Expenses:

   Research and Development. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                            Years Ended
                                                      ------------------------
                                                       April            April
                                                        30,    Percent   30,
                                                       2000    Change   1999
                                                      -------  ------- -------
                                                          (in thousands)
Gross product development costs...................... $ 8,322    (18%) $10,117
  Percentage of total revenues.......................      26%              37%
Less: capitalized development........................ $(3,373)   (15%) $(3,952)
Percentage of gross product development costs........      41%              39%
Product development expenses......................... $ 4,949    (20%) $ 6,165
  Percentage of total revenues.......................      15%              23%

   Gross product development costs decreased 18% in 2000 compared to 1999 as a result of our cost containment efforts during the Year 2000 slowdown. Fiscal 2000's expense of 26% of total revenues is within our normal historical rate of approximately 25%-30% of total revenues. Fiscal 1999's rate of 37% of total revenues was unusually high due to lower comparable revenue levels, as well as the existence of several key development efforts. Capitalized development decreased as well, declining 15% from the prior year, while the rate of capitalized development increased slightly to 41% from 39% in 1999. Product development expenses, as a percentage of total revenues, declined to 15%, while net product development expenses decreased 20% due to the factors noted above.

   Sales and Marketing. Sales and marketing expenses declined 11% from the prior year period. As a percentage of total revenues, sales and marketing expenses were 40% for the year compared to 54% for 1999. This decrease was due to our cost containment efforts during the Year 2000 slowdown, and lower levels of comparable revenue for 1999.

   General and Administrative. General and administrative expenses decreased 29% to approximately $3.0 million from the prior year. This decrease was again due to our cost containment efforts during the Year 2000 slowdown, and lower levels of comparable revenue for 1999. General and administrative expenses as a percentage of total revenues decreased to 10% from 16% during the same period. Again this decrease was due to our cost containment efforts during the Year 2000 slowdown, and lower levels of comparable revenue for 1999.

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

 Liquidity, Capital Resources and Financial Condition:

   The following table shows information about our cash flows for the fiscal years ended April 30, 2001 and April 30, 2000. This table and the discussion that follows should be read in conjunction with our condensed consolidated statements of cash flows contained in this report.

                                                              Years Ended
                                                               April 30,
                                                             ---------------
                                                              2001    2000
                                                             ------  -------
   Net cash (used in) provided by operating activities
    before changes in operating assets and liabilities...... (1,695)   5,873
   Change in operating assets and liabilities...............    683     (253)
                                                             ------  -------
   Net cash (used in) provided by operating activities...... (1,012)   5,620
   Net cash provided by (used in) investing activities......  2,396  (11,451)
   Net cash provided by (used in) financing activities......    468     (340)
                                                             ------  -------
     Net increase (decrease) in cash and cash equivalents...  1,852   (6,171)
                                                             ======  =======

   We normally fund our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash used for operating activities generally reflect the changes in net income and non-cash operating items plus the effect of changes in operating assets and liabilities, especially trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue.

   Cash (used in) provided by operating activities was approximately ($1.0) million in the year ended April 30, 2001, compared to approximately $5.6 million in the same period of the prior year. The cash used by operations during the fiscal year ended April 30, 2001 was primarily attributable to a net loss of $5.7 million, an increase in receivable from American Software of $712,000, and a decrease in current liabilities of $500,000. This was partially offset by non-cash depreciation and amortization expense of $3.5 million, decrease in accounts receivable of $1.2 million, increase in deferred revenues of $673,000, and the write-off of a minority investment in business of $300,000. Cash provided by operations during the prior year was primarily attributable to non-cash depreciation and amortization expense of $3.5 million, net earnings of $2.4 million, an increase in deferred revenues of approximately $995,000, an increase in accrued liabilities of approximately $578,000, and a decrease in accounts receivable of approximately $245,000. This was partially offset by an increase in receivable from American Software of $2.2 million and an increase in prepaid expenses and other assets of $102,000.

   Cash provided by (used in) investing activities was approximately $2.4 million and ($11.5) million for the years ended April 30, 2001 and 2000, respectively. In fiscal 2001, approximately $5.8 million was provided by the net sale of investments, while $3.0 million was used for computer software development costs. In the prior year, approximately $7.1 million was used for net purchases of investments, and $3.4 million was used for computer software development costs.

   Cash provided by financing activities for the year ended April 30, 2001 totaled $468,000. Approximately $559,000 was provided by deferred income taxes resulting from the Tax Sharing Agreement, while $105,000 was used for the repurchase of 56,000 shares of our common stock. For the prior year, cash used in financing activities was approximately $340,000. $768,000 was used for the repurchase of 154,000 shares of our common stock. This was partially offset by Deferred Income Taxes resulting from the Tax Sharing Agreement of $303,000, and $125,000 in proceeds from the exercise of stock options. Days sales outstanding in accounts receivable were 66 days as of April 30, 2001, compared to 94 days as of April 30, 2000. This decrease was primarily due to decreased overall revenues for fiscal 2001, as well as improved collection efforts.

   Our current ratio on April 30, 2001 was 2.3 to 1 and we have no long-term debt. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance our capital requirements, we will be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in further dilution to our shareholders and higher interest expense.

   On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998, at which time we adopted an additional repurchase plan for up to 800,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility's common stock and management's assessment of our liquidity and cash flow needs. For both plans, through July 12, 2001, we had purchased a cumulative total of 636,000 shares at a total cost of $4.5 million.

 Recent Accounting Pronouncements:

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These Statements were effective for us beginning May 1, 2001. These new Statements require all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. We have not invested in derivative instruments nor participated in hedging activities and therefore we do not anticipate a material impact on the results of operations or financial position from Statements No. 133 or No. 138.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000, and again in June 2000. We adopted the provisions of SAB 101 in our fourth quarter of fiscal 2001, and there was not a material impact on the results of operations or financial position as a result of the adoption.

 Forward-looking Statements:

   This discussion contains forward-looking statements, which are subject to substantial risks and uncertainties. A variety of factors could cause our actual results to differ materially from those anticipated by statements made herein. The timing of releases of our software products can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. Other factors include changes in general economic conditions, the growth rate of the market for our products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could affect Logility's future performance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Foreign Currency. For the fiscal year ended April 30, 2001, we generated 14% of our revenues outside of the United States. International sales usually are made by our foreign subsidiaries and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expenses incurred by foreign subsidiaries are denominated in the local currencies. There was no material impact on our revenues or expenses from foreign currency fluctuations in fiscal 2001. In addition, a 10% movement in foreign currency rates would not have a material impact on our financial position or results of operations.

   Interest rates. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Senior Management. These instruments are denominated in U.S. dollars. The fair market value of securities held at April 30, 2001 was approximately $15.3 million.

   We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency.

   Many of our investments carry a degree of interest rate risk. When interest rates fall, our income from investments in variable-rate securities declines. When interest rates rise, the fair market value of our investments in fixed-rate securities declines. We attempt to mitigate risk by holding fixed-rate securities to maturity, but should our liquidity needs force us to sell fixed-rate securities prior to maturity, we may experience a loss of principal. A 10% change in average interest rates would not have a material impact on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

   The following schedule represents results for each quarter in the years ended April 30, 2001 and 2000 (in thousands, except per share amounts):

                                           Net Earnings (Loss)   Diluted net
                          Total  Operating   Attributable to   earnings (loss)
                         Revenue  Income   Common Shareholders    per share
                         ------- --------- ------------------- ---------------
Quarter ended:
July 31, 2000........... $ 6,922  $(1,082)       $  (759)          $(0.06)
October 31, 2000........   6,612   (2,853)        (2,694)           (0.20)
January 31, 2001........   6,485   (3,104)        (2,706)           (0.20)
April 30, 2001..........   8,187      129            467             0.03
                         -------  -------        -------           ------
Year ended April 30,
 2001................... $28,206  $(6,910)       $(5,692)          $(0.43)
                         =======  =======        =======           ======
Quarter ended:
July 31, 1999........... $ 8,369  $   501        $   828           $ 0.06
October 31, 1999........   8,554      667            959             0.07
January 31, 2000........   8,513      944          1,247             0.09
April 30, 2000..........   6,853     (861)          (646)           (0.05)
                         -------  -------        -------           ------
Year ended April 30,
 2000................... $32,289  $ 1,251        $ 2,388           $ 0.17
                         =======  =======        =======           ======

   Other information required by this item is included in Part IV Item 14 (a)
(1) and (2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of Registrant

   The information relating to the members of our Board of Directors is set forth in the Caption "Election of Directors and Information Regarding Directors" in Logility's 2001 Proxy Statement (the "Proxy Statement"), which information is incorporated herein by reference.

   The executive officers of Logility are as follows:

     Name                Age                        Position
     ----                ---                        --------
J. Michael Edenfield....  43 Chief Executive Officer, President and Director
Vincent C. Klinges......  38 Chief Financial Officer
H. Allan Dow............  37 Executive Vice President, Worldwide Sales and Marketing
Donald L. Thomas........  54 Vice President, Customer Service
Andrew G. White.........  36 Vice President, Product Strategy

   J. Michael Edenfield has served as a Director and as President and Chief Executive Officer of Logility since January 1997. He also serves as a Director of INSIGHT, Inc., in which we own a minority interest. In addition, he serves as Executive Vice President of American Software, Inc., a position he has held since June 1994. From June 1994 to October 1997, Mr. Edenfield served as Chief Operating Officer of American Software, Inc., and American Software USA, Inc. Prior to June 1994, Mr. Edenfield served in the following positions with American Software USA, Inc.: Senior Vice President of North American Sales and Marketing from July 1993 to June 1994, Senior Vice President of North American Sales from August 1992 to July 1993, Group Vice President from May 1991 to August 1992 and Regional Vice President from May 1987 to May 1991. Mr. Edenfield holds a Bachelor of Industrial Management degree from the Georgia Institute of Technology. Mr. Edenfield is the son of James C. Edenfield, Chairman of the Board of Directors of Logility.

   Vincent C. Klinges joined Logility in February, 1998 as Vice President of Finance, and was appointed Chief Financial Officer in September, 1999. From July 1995 to February 1998, Mr. Klinges was employed by Indus International, Inc. (formerly known as TSW International, Inc.), as Controller. From November 1986 to July 1995, Mr. Klinges held various positions with Dun & Bradstreet, Inc. including Controller of Sales Technologies, a software division of Dun & Bradstreet Inc. Mr. Klinges holds a Bachelor of Business Administration from St. Bonaventure University.

   H. Allan Dow joined Logility in October 2000 as Executive Vice President of Worldwide Sales and Marketing. From January 1998 to September 2000, Mr. Dow was employed by Structural Dynamics Research Corporation as Regional Vice President and General Manager of the southern United States, Latin America and South American operations. From November 1986 to January 1998, Mr. Dow held various positions with Honeywell (formerly Measurex Systems, Inc.), most recently as Director of North American Operations. Mr. Dow holds a Bachelor of Science degree in Chemical Engineering from the University of Maine.

   Donald L. Thomas has served as Vice President, Customer Service of Logility since January 1997. From October 1976 to January 1997, he served in a variety of positions with American Software, most recently as Vice President, Customer Service of the Supply Chain Planning division of American Software USA, Inc. He holds a degree in Industrial Engineering from Auburn University.

   Andrew G. White has served as Vice President of Product Strategy of Logility since March 1998. From January 1997 to March 1998, he served as Vice President of Research and Development. From March 1992 to January 1997, Mr. White was employed by American Software (UK) Ltd. He holds a Bachelor of Arts (Honors) degree in Economics from The Open University in the United Kingdom.

 Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and holders of more than 10% of our Common Stock are required under regulations promulgated by the Commission to furnish us with copies of all Section 16(a) forms they file.

   Based upon a review by Logility of filings made under Section 16(a) of the Exchange Act, not all of the reports required to be filed during fiscal 2001 were filed on a timely basis. We are aware of the following report that was filed by an officer, director or 10% stockholder of Logility after its due date: H. Allan Dow (Initial Statement of Beneficial Ownership). Based upon our review of copies of filings received by us, we believe that since May 1, 2000, all other Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners were complied with.

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

Item 13. Certain Relationships and Related Transactions

Relationship with American Software, Inc.

   In November 1997, we completed an initial public offering of 2,530,000 shares of common stock. Prior to that time, Logility was a wholly-owned subsidiary of American Software, Inc. (Nasdaq--AMSWA) operating as the supply chain planning software group, warehouse management software group and transportation management group. In anticipation of such offering, Logility and American Software entered into a number of agreements for the purpose of defining certain relationships between the parties (the "Intercompany Agreements"). The more significant of the Intercompany Agreements are summarized below. As a result of American Software's ownership interest in Logility, the terms of such agreements were not the result of arms-length negotiation.

Services Agreement

   Logility and American Software have entered into a Services Agreement (the "Services Agreement") with respect to certain services to be provided by American Software (or subsidiaries of American Software) to Logility. The Services Agreement provides that such services are provided in exchange for fees which management of American Software believes would not exceed fees that would be paid if such services were provided by independent third parties. The services initially provided by American Software to us under the Services Agreement include, among other things, certain accounting, cash management, corporate development, employee benefit plan administration, human resources and compensation, general and administrative services, and risk management and tax services. In addition to these services, American Software has agreed to allow eligible employees of Logility to participate in certain of American Software's employee benefit plans.

   We have agreed to reimburse American Software for American Software's costs (including any contributions and insurance premium costs and including third-party expenses and allocations of certain personnel expenses), generally in accordance with past practice, relating to the participation by our employees in any of American Software's benefit plans.

   The Services Agreement has an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either Logility or American Software elects not to renew its term by giving proper notice. We will indemnify American Software against any damages that American Software may incur in connection with its performance of services under the Services Agreement (other than those arising from American Software's gross negligence or willful misconduct), and American Software will indemnify us against any damages arising out of American Software's gross negligence or willful misconduct in connection with its rendering of services under the Services Agreement. For the fiscal years ended April 30, 2001 and 2000, the amounts paid by us to American Software pursuant to this agreement were $1.6 and $1.0 million, respectively.

Facilities Agreement

   American Software and Logility have entered into a Facilities Agreement (the "Facilities Agreement"), which provides that we may occupy space located in certain facilities owned or leased by American Software (or subsidiaries of American Software). The Facilities Agreement has an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term. The Facilities Agreement may be terminated upon 30 days' written notice by us for any reason with respect to any particular facility. Our leasing of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software. For the fiscal years ended April 30, 2001 and 2000, the amounts paid by us to American Software pursuant to this agreement were $763,000 and $418,000, respectively. Included in these amounts are lease expense, utilities expense, telephone expense, and security expense.

Tax Sharing Agreement

   We are included in American Software's federal consolidated income tax group, and our federal income tax liability will be included in the consolidated federal income tax liability of American Software and its subsidiaries. Logility and American Software have entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") pursuant to which American Software and Logility will make payments between them such that the amount of taxes to be paid by Logility, subject to certain adjustments, will be determined as though we were to file separate federal, state, and local income tax returns, rather than as a consolidated subsidiary of American Software. Pursuant to the Tax Sharing Agreement, under certain circumstances, we will be reimbursed for tax attributes that we generate after deconsolidation of Logility from the consolidated tax group of American Software, such as net operating losses and loss carryforwards. Deconsolidation is effective if and when American Software's ownership of Logility falls below 80%. No such deconsolidation is currently in process. Such reimbursement, if any, will be made for utilization of our losses only after such losses are utilized by American Software. For that purpose, all losses of American Software and its consolidated income tax group will be deemed utilized in the order in which they are recognized. We will pay American Software a fee intended to reimburse American Software for all direct and indirect costs and expenses incurred with respect to American Software's share of the overall costs and expense incurred by American Software with respect to tax related services.

Technology License Agreement

   American Software and Logility have entered into a Technology License Agreement (the "Technology License Agreement") pursuant to which we have granted American Software a non-exclusive, worldwide license to use, execute, reproduce, display, modify, and prepare derivatives of the Logility Voyager Solutions product line, provided such license is limited to maintaining and supporting users that have licensed Logility Voyager Solutions products from American Software. Pursuant to the Technology License Agreement,

American Software and Logility are required to disclose to one another any and all enhancements and improvements which they may make or acquire in relation to a Logility Voyager Solutions product, subject to confidentiality requirements imposed by third parties. The term of the Technology License Agreement is indefinite, although we may terminate the Technology License Agreement for cause, and American Software may terminate the Technology License Agreement at any time upon 60 days' prior written notice to us. Upon termination of the Technology License Agreement, all rights to Logility Voyager Solutions products licensed by Logility to American Software revert to Logility, while all rights to enhancements and improvements made by American Software to Logility Voyager Solutions products revert to American Software.

Marketing License Agreement

   American Software USA, Inc. ("USA"), a wholly-owned subsidiary of American Software, and Logility have entered into a Marketing License Agreement (the "Marketing License Agreement") pursuant to which USA has agreed to act as a non-exclusive marketing representative for the solicitation of license agreements relating to the Logility Voyager Solutions product line. The Marketing License Agreement provides for the payment to USA of a commission equal to 30% (or 50% for affiliates of USA located in the United Kingdom and France if they carry out installation and provide first-line support services) of the net license revenue collected by us under license agreements for the Logility Voyager Solutions product line with certain end-users who are also licensees of software products of American Software which are secured and forwarded to us by USA and accepted by us. The Marketing License Agreement has a five-year term, although we may terminate the Marketing License Agreement for cause, and either party may terminate the Marketing License Agreement at any time upon twelve months' prior written notice to the other party. For the fiscal years ended April 30, 2001 and 2000, the cost of services related to this agreement were $367,000 and $731,000, respectively.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following documents are filed as part of this Form 10-K:

   1. The following combined financial statements of Logility, Inc. are filed as part of this Form 10-K on the pages indicated:

                                                                           Page
                                                                           ----
Combined Balance Sheets as of April 30, 2001 and 2000....................   44
Combined Statements of Operations for the Years ended April 30, 2001,
 2000, and 1999..........................................................   45
Combined Statements of Shareholders' Equity for the Years ended April 30,
 2001, 2000, and 1999....................................................   46
Combined Statements of Cash Flows for the Years ended April 30, 2001,
 2000, and 1999..........................................................   47
Notes to the Combined Financial Statements...............................   48
Independent Auditors' Report.............................................   60

   2. Combined financial statement schedule included in Part IV of this Form:

                                                                           Page
                                                                           ----
Schedule II--Valuation and Qualifying Accounts--for the three years ended
 April 30, 2001..........................................................   61
Independent Auditors' Report.............................................   62

   All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

   3. Exhibits

   The following exhibits are filed herewith or incorporated herein by reference:

      3.1 Logility's Amended and Restated Articles of Incorporation, and amendments included as Exhibit 3.1 to Logility's Registration
          Statement No. 333-33385 on Form S-1 (the "S-1 Registration
          Statement") and incorporated herein by this reference.

      3.2 Logility's Amended and Restated By-Laws, included as Exhibit 3.1 to the S-1 Registration Statement and incorporated herein by this reference.

     10.1 1997 Stock Plan, Amended and Restated as of August 26, 1998, included as Exhibit 4.1 to Logility's Form S-8 Registration
          Statement No. 333-62531 and incorporated herein by this reference.

     10.2 Subsidiary Formation Agreement among Logility, American Software, and certain subsidiaries of American Software, as amended, included as Exhibit 10.3 to the S-1 Registration Statement, and incorporated herein by this reference.

     10.3 Merger Agreement between Logility and Distribution Sciences, Inc., included as Exhibit 10.4 to the S-1 Registration Statement, and incorporated herein by this reference.

     10.4 Services Agreement between Logility and American Software, included as Exhibit 10.5 to the S-1 Registration Statement, and incorporated herein by this reference.

     10.5 Facilities Agreement between Logility and American Software, included as Exhibit 10.6 to the S-1 Registration Statement, and incorporated herein by this reference.

     10.6 Tax Sharing Agreement between Logility and American Software, included as Exhibit 10.7 to the S-1 Registration Statement, and incorporated herein by this reference.

     10.7 Stock Option Agreement between Logility and American Software, included as Exhibit 10.8 to the S-1 Registration Statement, and incorporated herein by this reference.


     10.8 Technology License Agreement between Logility and American Software, as amended, included as Exhibit 10.9 to the S-1 Registration
           Statement, and incorporated herein by this reference.

     10.9 Marketing License Agreement between Logility and American Software, as amended, included as Exhibit 10.10 to the S-1 Registration
           Statement, and incorporated herein by this reference.

     10.10 Employee Stock Purchase Plan dated September 30, 1998, included as
           Exhibit 4.1 to Logility's Form S-8 Registration Statement No. 333-
           66773 and incorporated herein by this reference.

     23.1  Independent Auditors' Consent.

   (b) Reports on Form 8-K

   We did not file a report on Form 8-K during the fourth quarter of the recently completed fiscal year.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Logility, Inc.

                                          By:  /s/ J. Michael Edenfield
                                            ___________________________________
                                                J. Michael Edenfield
                                               Chief Executive Officer

Date: July 23, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                             Title                     Date
             ---------                             -----                     ----

      /s/ J. Michael Edenfield       President, Chief Executive         July 23, 2001
____________________________________  Officer
        J. Michael Edenfield

       /s/ James C. Edenfield        Chairman of the Board of           July 23, 2001
____________________________________  Directors
         James C. Edenfield

      /s/ Frederick E. Cooper        Director                           July 23, 2001
____________________________________
        Frederick E. Cooper

        /s/ Parker H. Petit          Director                           July 23, 2001
____________________________________
          Parker H. Petit

       /s/ Dr. John A. White         Director                           July 23, 2001
____________________________________
         Dr. John A. White

       /s/ Vincent C. Klinges        Chief Financial Officer            July 23, 2001
____________________________________
         Vincent C. Klinges

      /s/ Deirdre J. Lavender        Controller and Principal           July 23, 2001
____________________________________  Accounting Officer
        Deirdre J. Lavender

                                 LOGILITY, INC.

                            COMBINED BALANCE SHEETS
                       (In thousands, except share data)
                            April 30, 2001 and 2000

                                                                2001     2000
                                                              --------  ------
                           Assets
                           ------
Current assets:
  Cash and cash equivalents.................................. $  5,376   3,524
  Investments--current.......................................   10,420  14,425
  Trade accounts receivable, less allowance for doubtful
   accounts of $552 and $684 at April 30, 2001 and 2000,
   respectively:
    Billed...................................................    4,353   4,599
    Unbilled.................................................    1,636   2,558
  Due from American Software, Inc............................    2,916   2,204
  Prepaid expenses and other current assets..................      500     556
                                                              --------  ------
      Total current assets...................................   25,201  27,866
Investments--noncurrent......................................    4,910   6,738
Furniture and equipment, less accumulated depreciation.......    1,497   1,870
Intangible assets, less accumulated amortization.............    8,219   6,748
Other assets, net............................................    1,014   1,312
                                                              --------  ------
                                                              $ 40,841  44,534
                                                              ========  ======

            Liabilities and Shareholders' Equity
            ------------------------------------
Current liabilities:
  Accounts payable........................................... $  1,074   1,225
  Accrued compensation and related costs.....................    1,749   1,879
  Other current liabilities..................................    1,531   1,750
  Deferred revenues..........................................    6,378   5,705
                                                              --------  ------
      Total current liabilities..............................   10,732  10,559
  Deferred income taxes......................................    3,321   2,762
                                                              --------  ------
      Total liabilities......................................   14,053  13,321
                                                              --------  ------
Shareholders' equity:
  Preferred stock; 2,000,000 shares authorized; no shares
   issued....................................................      --      --
  Common stock, no par value; 20,000,000 shares authorized;
   13,878,714 and 13,873,454 shares issued as of April 30,
   2001 and 2000, respectively...............................      --      --
  Additional paid-in capital.................................   44,684  43,312
  Accumulated deficit........................................  (13,480) (7,788)
  Treasury stock, at cost: 621,011 and 564,811 shares as of
   April 30, 2001 and 2000, respectively.....................   (4,416) (4,311)
                                                              --------  ------
      Total shareholders' equity.............................   26,788  31,213
Commitments and contingencies (note 9)
                                                              --------  ------
                                                              $ 40,841  44,534
                                                              ========  ======

            See accompanying notes to combined financial statements.

                                 LOGILITY, INC.

                       COMBINED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                   Years ended April 30, 2001, 2000, and 1999

                                                        2001     2000   1999
                                                       -------  ------ ------
Revenues:
  License............................................. $ 8,587  13,501 11,384
  Maintenance.........................................  10,491   9,418  7,967
  Services............................................   9,128   9,370  7,666
                                                       -------  ------ ------
    Total revenues....................................  28,206  32,289 27,017
                                                       -------  ------ ------
Cost of revenues:
  License.............................................   3,985   3,218  4,433
  Maintenance.........................................   1,645   1,775  2,194
  Services............................................   6,227   5,144  3,468
                                                       -------  ------ ------
    Total cost of revenues............................  11,857  10,137 10,095
                                                       -------  ------ ------
    Gross margin......................................  16,349  22,152 16,922
Operating expenses:
  Research and development............................   5,211   4,949  6,165
  Sales and marketing.................................  13,618  12,898 14,507
  General and administrative..........................   3,954   3,054  4,302
  Charge for restructuring............................     476     --     --
  Charge for asset impairment.........................     --      --   1,230
                                                       -------  ------ ------
    Total operating expenses..........................  23,259  20,901 26,204
                                                       -------  ------ ------
    Operating income (loss)...........................  (6,910)  1,251 (9,282)
Other income, net.....................................   1,218   1,137  1,274
                                                       -------  ------ ------
    Income (loss) before income taxes.................  (5,692)  2,388 (8,008)
Income tax expense....................................     --      --     100
                                                       -------  ------ ------
    Net income (loss)................................. $(5,692)  2,388 (8,108)
                                                       =======  ====== ======
Earnings (loss) per common share:
  Basic............................................... $ (0.43)   0.18  (0.60)
                                                       =======  ====== ======
  Diluted............................................. $ (0.43)   0.17  (0.60)
                                                       =======  ====== ======
Shares used in the calculation of net earnings (loss)
 per common share:
  Basic...............................................  13,289  13,333 13,486
                                                       =======  ====== ======
  Diluted.............................................  13,289  13,698 13,486
                                                       =======  ====== ======

            See accompanying notes to combined financial statements.

                                 LOGILITY, INC.

                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)
                   Years ended April 30, 2001, 2000, and 1999

                            Common stock    Additional             Treasury stock       Total
                          -----------------  paid-in   Accumulated ---------------  shareholders'
                            Shares   Amount  capital     deficit   Shares  Amount      equity
                          ---------- ------ ---------- ----------- ------- -------  -------------
Balance at April 30,
 1998...................  13,830,000  $--     43,187      (2,068)  205,300 $(1,882)    39,237
Repurchase of 205,500
 common shares..........         --    --        --          --    205,500  (1,661)    (1,661)
Net loss................         --    --        --       (8,108)      --      --      (8,108)
                          ----------  ----    ------     -------   ------- -------     ------
Balance at April 30,
 1999...................  13,830,000   --     43,187     (10,176)  410,800  (3,543)    29,468
Repurchase of 154,011
 common shares..........         --    --        --          --    154,011    (768)      (768)
Proceeds from exercise
 of stock options.......      43,454   --        125         --        --      --         125
Net income..............         --    --        --        2,388       --      --       2,388
                          ----------  ----    ------     -------   ------- -------     ------
Balance at April 30,
 2000...................  13,873,454   --     43,312      (7,788)  564,811  (4,311)    31,213
Contribution of software
 from American Software,
 Inc....................         --    --      1,173         --        --      --       1,173
Proceeds from exercise
 of stock options.......       5,260   --         14         --        --      --          14
Repurchase of 56,200
 common shares..........         --    --        --          --     56,200    (105)      (105)
Compensation expense
 resulting from
 acceleration of vesting
 of ASI options held by
 employee...............         --    --        185         --        --      --         185
Net loss................         --    --        --       (5,692)      --      --      (5,692)
                          ----------  ----    ------     -------   ------- -------     ------
Balance at April 30,
 2001...................  13,878,714  $--     44,684     (13,480)  621,011  (4,416)    26,788
                          ==========  ====    ======     =======   ======= =======     ======


            See accompanying notes to combined financial statements.

                                 LOGILITY, INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                   Years ended April 30, 2001, 2000, and 1999

                                                      2001     2000     1999
                                                    --------  -------  -------
Cash flows from operating activities:
 Net income (loss)................................. $ (5,692)   2,388   (8,108)
 Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
  Depreciation and amortization....................    3,512    3,485    3,862
  Noncash compensation expense.....................      185      --       --
  Charge for write-off of minority investment in
   business........................................      300      --       --
  Charge for asset impairment......................      --       --     1,230
  (Increase) decrease in assets:
   Accounts receivable.............................    1,168      245    3,392
   Due from American Software, Inc.................     (712)  (2,204)     --
   Prepaid expenses and other assets...............       54     (102)     320
  Increase (decrease) in liabilities:
   Accounts payable................................     (151)     235     (154)
   Accrued compensation and other liabilities......     (349)     578      229
   Deferred revenues...............................      673      995      553
   Due to American Software, Inc...................      --       --      (961)
                                                    --------  -------  -------
    Net cash (used in) provided by operating
     activities....................................   (1,012)   5,620      363
                                                    --------  -------  -------
Cash flows from investing activities:
  Additions to capitalized computer software
   development costs...............................   (2,966)  (3,373)  (3,952)
  Additions to purchased computer software costs...     (171)    (100)     (28)
  Purchases of furniture and equipment.............     (300)    (539)    (755)
  Purchase of minority investment in business......      --      (300)    (763)
  Proceeds from maturities of investments..........   93,365   53,791   97,718
  Purchases of investments.........................  (87,532) (60,930) (82,183)
                                                    --------  -------  -------
    Net cash (used in) provided by investing
     activities....................................    2,396  (11,451)  10,037
                                                    --------  -------  -------
Cash flows from financing activities:
  Deferred income taxes resulting from Tax Sharing
   Agreement.......................................      559      303      (50)
Proceeds from exercise of stock options............       14      125      --
  Repurchases of common stock......................     (105)    (768)  (1,661)
                                                    --------  -------  -------
    Net cash (used in) provided by financing
     activities....................................      468     (340)  (1,711)
                                                    --------  -------  -------
    Net change in cash and cash equivalents........    1,852   (6,171)   8,689
Cash and cash equivalents at beginning of year.....    3,524    9,695    1,006
Cash and cash equivalents at end of year........... $  5,376    3,524    9,695
                                                    ========  =======  =======
Supplemental disclosure--cash paid for income
 taxes............................................. $     26       84      102
                                                    ========  =======  =======
Supplemental disclosure of noncash transactions--
 contribution of software from American Software,
 Inc............................................... $  1,173      --       --
                                                    ========  =======  =======

            See accompanying notes to combined financial statements.

                             LOGILITY, INCORPORATED

                     NOTES TO COMBINED FINANCIAL STATEMENTS

Presentation and Summary of Significant Accounting Policies

 (a) Business and Presentation

   Logility, Inc. (the "Company") develops, markets, and supports an integrated suite of business-to-business collaborative commerce software products. This suite of products is designed to manage the flow of information and products along the entire supply chain of an enterprise, from raw materials, manufacturing, and warehousing to final consumption. The Company's products and services are used by customers within the United States and certain international markets.

   The Company is headquartered in Atlanta, Georgia, and is an approximately 85%-owned subsidiary of American Software, Inc. ("ASI"). Prior to the contribution of the following operations by ASI to the Company, the Company's operations consisted of the following divisions and subsidiary of ASI which were derived from ASI's consolidated financial statements: Supply Chain Planning and WarehousePRO divisions of ASI; and Distribution Sciences Inc., a wholly owned subsidiary of ASI. Effective January 23, 1997, ASI formally contributed its Supply Chain Planning division to the Company. Effective August 1, 1997, ASI contributed its WarehousePRO division to the Company. Distribution Sciences, Inc. was merged into the Company on August 5, 1997.

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

 (d) Cash and Cash Equivalents

   The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

                             LOGILITY INCORPORATED

 (e)  Investments

   Investments at April 30, 2001 consist of commercial paper, corporate bonds, and government securities. The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified its investment portfolio as "held-to-maturity," and has accounted for these investments at amortized cost. Accordingly, no adjustment for unrealized holding gains or losses has been reflected in the Company's financial statements.

 (f)  Furniture and Equipment

   Furniture and equipment are recorded at cost, less accumulated depreciation. Depreciation of computer and communications equipment and furniture and fixtures is calculated using the straight-line method based upon estimated useful lives ranging from three to seven years.

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

                             LOGILITY INCORPORATED

   Total Expenditures, Amortization, and Write-offs. Total expenditures for capitalized computer software development costs, total research and development expense, total amortization of capitalized computer software development costs, total amortization of purchased computer software costs and write-off of capitalized computer software costs are as follows:

                                                            Years ended April
                                                                   30,
                                                           -------------------
                                                            2001  2000   1999
                                                           ------ ----- ------
                                                             (in thousands)
Total capitalized computer software development costs..... $2,966 3,373  3,952
Total research and development expense....................  5,211 4,949  6,165
                                                           ------ ----- ------
Total research and development expense and capitalized
 computer software development costs...................... $8,177 8,322 10,117
                                                           ====== ===== ======
Total amortization of capitalized computer software
 development costs........................................ $2,704 2,761  3,169
                                                           ====== ===== ======
Total amortization of purchased computer software costs... $  135   106    244
                                                           ====== ===== ======
Write-off of capitalized computer software costs as a
 result of net realizable value analysis.................. $  --    --   1,230
                                                           ====== ===== ======

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

 (i) Use of Estimates

   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these combined financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

 (j) Fair Value of Financial Instruments

   The Company uses financial instruments in the normal course of its business. The carrying values of cash equivalents, trade accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities. See note 2 for disclosures regarding the fair value of the Company's investments.

 (k) Stock Compensation Plans

   The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, which encourages entities to recognize as compensation expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting

                             LOGILITY INCORPORATED

Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures under the provisions of SFAS No. 123.

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

 (m) Comprehensive Income

   SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. No statements of comprehensive income (loss) have been included in the accompanying combined financial statements since comprehensive income (loss) and net income (loss) presented in the accompanying combined statements of operations would be the same.

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

   The numerator in calculating both basic and diluted earnings (loss) per common share for each year is the same as net income (loss). The denominator is based on the following number of common shares:

                                                          Years ended April
                                                                 30,
                                                         --------------------
                                                          2001   2000   1999
                                                         ------ ------ ------
                                                            (in thousands)
   Weighted average common shares outstanding used for
    basic............................................... 13,289 13,333 13,486
   Dilutive effect of outstanding stock options.........    --     365    --
                                                         ------ ------ ------
   Total used for diluted............................... 13,289 13,698 13,486
                                                         ====== ====== ======

   For the years ended April 30, 2001 and 1999, options to purchase 779,000 and 555,000 shares of common stock were excluded from the computation of diluted earnings (loss) per share as the impact was antidilutive.

 (o) Industry Segment

   The Company operates and manages its business in one segment, that being providing supply chain management software solutions to participants along the supply chain.

                                 LOGILITY INC.

(2) Investments

   Investments, which are classified as held-to-maturity, consist of the following at April 30, 2001 and 2000 (in thousands):

                                       2001                       2000
                            -------------------------- --------------------------
                                                                       Unrealized
                            Carrying  Fair  Unrealized Carrying  Fair     gain
                             value   value     gain     value   value    (loss)
                            -------- ------ ---------- -------- ------ ----------
   Commercial paper........ $ 7,175   7,175    --        7,958   7,988     30
   Corporate bonds.........   5,406   5,507    101      10,725  10,702    (23)
   Government securities...   2,749   2,778     29       2,480   2,473     (7)
                            -------  ------    ---      ------  ------    ---
                            $15,330  15,460    130      21,163  21,163    --
                            =======  ======    ===      ======  ======    ===

   The maturity of investments as of April 30, 2001 is $10,420,000 in fiscal 2002 and $4,910,000 in fiscal 2003.

(3) Furniture and Equipment

   Furniture and equipment consist of the following at April 30, 2000 and 1999 (in thousands):

                                                                     2001  2000
                                                                    ------ -----
   Computer and communications equipment........................... $3,429 3,310
   Furniture and fixtures..........................................    411   413
                                                                    ------ -----
                                                                     3,840 3,723
   Less accumulated depreciation...................................  2,343 1,853
                                                                    ------ -----
                                                                    $1,497 1,870
                                                                    ====== =====

(4) Intangible Assets

   Intangible assets consist of the following at April 30, 2001 and 2000 (in thousands):

                                                                   2001    2000
                                                                  ------- ------
   Capitalized computer software development costs............... $22,144 18,005
   Purchased computer software costs.............................   1,411  1,258
                                                                  ------- ------
                                                                   23,555 19,263
   Less accumulated amortization.................................  15,336 12,515
                                                                  ------- ------
                                                                  $ 8,219  6,748
                                                                  ======= ======

   During the year ended April 30, 2001, ASI contributed to the Company $1.17 million of capitalized software costs which was recorded as an increase to additional paid-in capital.

   During the year ended April 30, 1999, a charge of $1.23 million was recorded to write off certain capitalized software development costs, which mainly related to legacy technology within the Company's warehouse management product line. These costs were determined to be unrecoverable based upon an evaluation of the net recoverable value of the related software products.

                                 LOGILITY INC.

(5) Purchase of Minority Investment in Businesses

   During the year ended April 30, 2000, the Company acquired 30% of the outstanding common stock of ShipSolutions, Inc. ("SSI") for $300,000. During the year ended April 30, 2001, it was determined that the investment in SSI had no value and the investment was written off.

   During the year ended April 30, 1999, the Company acquired 10% of the outstanding common stock of INSIGHT, INC., a leading provider of optimization technology for support chain modeling and logistics systems, for $763,000. The investment in INSIGHT, INC. is accounted for on the cost basis of accounting due to immateriality and is included in other assets.

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

   The Company's effective tax rate differs from the "expected" income tax expense (benefit) calculated by applying the Federal statutory rate of 34% to earnings (loss) before income taxes as follows:

                                                          Years ended April
                                                                 30,
                                                         ---------------------
                                                          2001    2000   1999
                                                         -------  ----  ------
                                                           (in thousands)
   Computed "expected" income tax expense (benefit)....  $(1,935)  812  (2,723)
   Increase (decrease) in income taxes resulting from:
     State income taxes, net of Federal income tax
      effect...........................................     (231)  120      66
     Change in the valuation allowance for deferred tax
      assets...........................................    2,204  (827)  2,872
     Other, net........................................      (38) (105)   (115)
                                                         -------  ----  ------
                                                         $   --    --      100
                                                         =======  ====  ======

   The significant components of deferred income tax expense (benefit) attributable to earnings (loss) before income taxes for the years ended April 30, 2001, 2000, and 1999, are as follows:

                                                         Years ended April
                                                                30,
                                                        ---------------------
                                                         2001    2000   1999
                                                        -------  ----  ------
                                                          (in thousands)
   Deferred income tax expense (benefit)............... $(2,204)  827  (2,872)
   Increase (decrease) in the valuation allowance for
    deferred tax assets................................   2,204  (827)  2,872
                                                        -------  ----  ------
                                                        $   --    --      --
                                                        =======  ====  ======

                                 LOGILITY INC.

   The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities computed on a separate return basis and before consideration of the Company's Tax Sharing Agreement with ASI at April 30, 2001 and 2000 are presented as follows:

                                                                  Years ended
                                                                   April 30,
                                                                  ------------
                                                                   2001  2000
                                                                  ------ -----
                                                                      (in
                                                                   thousands)
   Deferred income tax assets:
     Compensated absences and other expenses, due to accrual for
      financial reporting purposes............................... $  243   280
     Deferred revenue............................................    421   421
     Accounts receivable, due to allowance for doubtful
      accounts...................................................    259   260
     Prepaid maintenance.........................................    754   453
     Net operating loss carryforwards............................  7,819 5,319
                                                                  ------ -----
       Total gross deferred income tax assets....................  9,496 6,733
     Less valuation allowance....................................  6,175 3,971
                                                                  ------ -----
       Net deferred income tax assets............................  3,321 2,762
                                                                  ------ -----
   Deferred income tax liabilities:
     Capitalized computer software development costs.............  3,051 2,524
     Prepaid royalties...........................................     39   --
     Property and equipment, primarily due to differences in
      depreciation...............................................    228   236
     Other.......................................................      3     2
                                                                  ------ -----
       Total gross deferred income tax liabilities...............  3,321 2,762
                                                                  ------ -----
       Net deferred income tax asset (liability)................. $  --    --
                                                                  ====== =====

   In accordance with the Company's Tax Sharing Agreement with ASI, the Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. All benefits derived from deferred tax assets as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards) that arose prior to the initial public offering (of $5,768,000) were allocated to ASI. Accordingly, the Company will not receive any benefit from the $5,768,000 of contributed gross deferred tax assets. In addition, certain deferred tax liabilities that arose prior to the initial public offering were allocated to the Company (which gives rise to the Company's net deferred tax liability of $3,321,000 at April 30, 2001 and $2,762,000 at April 30, 2000 recorded in the accompanying combined balance sheets). After the initial public offering, to the extent the tax computation produces a tax benefit for the Company, ASI will be required to pay such amounts to the Company only if and when realized by ASI by a reduction in income taxes payable with respect to the current tax period. At April 30, 2001, ASI had net operating loss carryforwards of approximately $43.0 million which must be utilized by ASI before the Company would receive payment for any currently generated tax benefits. Such net operating losses expire in varying amounts through 2021.

(7) Stockholders' Equity

 (a) Stock Compensation

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

                                 LOGILITY INC.

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

   The Stock Plan further limits stock option grants by providing that the number of outstanding option shares, when added to the outstanding shares held by shareholders other than American Software, may not exceed 20% of the issued and outstanding shares, if it were assumed that all of the stock options were exercised. As of April 30, 2001, this limitation resulted in a maximum aggregate number of option shares that had been exercised, were outstanding or were available for grant of 94,997 shares.

   In September 1998, the Company granted 136,280 options which were issued in exchange for the surrender of an equal number of previously issued options which had exercise prices ranging from $7.13 to $14.50. These repriced options, which excluded executive management, were issued at the fair market value of the stock at the date of grant of $2.75.

   A summary of the status of the Company's Stock Plan as of April 30, 2001, 2000, and 1999 and changes during the years then ended is presented below:

                                                                       Weighted-
                                                                        average
                                                              Shares     price
                                                             --------  ---------
Outstanding at April 30, 1998...............................  262,070   $12.96
Granted.....................................................  600,130     2.93
Forfeited/canceled.......................................... (306,754)    8.78
                                                             --------
Outstanding at April 30, 1999...............................  555,446     4.22
Granted.....................................................  415,400     5.04
Exercised...................................................  (43,454)    2.88
Forfeited/canceled.......................................... (163,303)    4.28
                                                             --------
Outstanding at April 30, 2000...............................  764,089     4.73
Granted.....................................................  132,000     3.17
Exercised...................................................   (5,260)    2.75
Forfeited/canceled.......................................... (111,808)    5.53
                                                             --------
Outstanding at April 30, 2001...............................  779,021   $ 4.37
                                                             ========   ======
Options exercisable at April 30, 2001.......................  326,841   $ 4.87
                                                             ========   ======
Weighted-average fair value of options granted during:
    2001....................................................            $ 2.94
                                                                        ======
    2000....................................................            $ 2.63
                                                                        ======
    1999....................................................            $ 1.71
                                                                        ======

                                 LOGILITY INC.

   The following table summarizes information about fixed stock options outstanding at April 30, 2000:

                        Options outstanding         Options exercisable
                 --------------------------------- ---------------------
                              Weighted-
                   Number      average   Weighted-   Number    Weighted-
     Range of    outstanding  remaining   average  exercisable  average
     exercise     at April   contractual exercise   at April   exercise
      prices      30, 2001      life       price    30, 2001     price
   ------------  ----------- ----------- --------- ----------- ---------
   $1.69-- 3.25    359,706       7.0      $ 2.71     170,781    $ 2.78
    3.26-- 4.87    301,225       8.0        3.97      92,498      4.10
    4.88--16.25    118,090       6.8       10.43      63,562     11.58
                   -------                           -------
                   779,021       7.3      $ 4.37     326,841    $ 4.87
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

                                                           Years ended April
                                                                  30,
                                                          ---------------------
                                                           2001    2000   1999
                                                          -------  ----- ------
                                                             (in thousands,
                                                            except per share
                                                                 data)
   Net income (loss):
     As reported......................................... $(5,692) 2,388 (8,108)
     Pro forma...........................................  (6,498) 1,063 (9,254)
   Diluted net income (loss) per common share:
     As reported......................................... $  (.43)   .17   (.60)
     Pro forma...........................................    (.49)   .08   (.69)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       2001     2000     1999
                                                      -------  -------  -------
   Dividend yield....................................       0%       0%       0%
   Expected volatility...............................   121.2%   150.9%   131.4%
   Risk-free interest rate...........................     5.8%     5.6%     5.6%
   Expected life..................................... 8 years  8 years  8 years

 (b) Employee Stock Purchase Plan

   In November 1998, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") that offers employees the right to purchase shares of the Company's common stock at 85% of the market price, as defined, pursuant to the Purchase Plan. Under the Purchase Plan, full-time employees, except persons owning 5% or more of the Company's common stock, are eligible to participate after one month of employment. Employees may contribute up to 15% of their annual salary toward the Purchase Plan subject to a maximum of $15,000 per year. Common stock is purchased in the open market on behalf of the participants. The Company contributes to the purchase price by funding a 15% discount to market price. A maximum of 200,000 shares of common stock may be purchased under the Purchase Plan. During the years ended April 30, 2001, 2000 and 1999, 48,397, 23,361, and 12,874 shares, respectively, were purchased on the open market, at a cost to the Company of $73,607, $147,782 and $12,615, respectively, representing the funded discount from market price.

                                 LOGILITY INC.

(8) International Revenues and Significant Customer

   International revenues were $4,038,000 or 14%, $3,658,000 or 11%, and $3,893,000 or 14% of combined revenues for the years ended April 30, 2001, 2000, and 1999, respectively, and were derived primarily from customers in Europe.

   One customer accounted for approximately 13% of combined revenues for the year ended April 30, 2000. No individual customer accounted for more than 10% of combined revenues for the year ended April 30, 2001 or 1999.

(9) Commitments and Contingencies

 (a) 401(k) Profit Sharing Plan

   The employees of the Company are offered the opportunity to participate in the ASI 401(k) Profit Sharing Plan (the "401(k) Plan"), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 15% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the Board of Directors of the Company. The Company did not make profit sharing contributions for 2001, 2000, or 1999.

   Effective January 1, 1999, the Company contributes an employer match in an amount equal to 25% of the eligible participant's compensation contributed to the Plan subject to a maximum of 6% of compensation. The Company's matching contributions totaled $160,000, $153,000, and $49,000 for 2001, 2000, and 1999,
respectively.

 (b) Lease Commitments

   The Company occupies its principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note 10). Amounts allocated to the Company for rent expense for these facilities was $763,000, $418,000, and $342,000 for the years ended April 30, 2001, 2000, and 1999, respectively. In addition, the Company has various other operating leases. Rent expense under these facility leases was $702,000, $433,000, and $529,000 for the years ended April 30, 2001, 2000, and 1999, respectively.

   Future minimum lease payments under noncancelable operating leases (excludes cancelable leases with ASI) are as follows (in thousands):

   Year ending April 30,
   ---------------------
   2002.................................................................. $  463
   2003..................................................................    454
   2004..................................................................    306
   2005..................................................................    237
   2006..................................................................     65
                                                                          ------
                                                                          $1,525
                                                                          ======

 (c) Contingencies

   The Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

                                 LOGILITY INC.

(10) Agreements with ASI

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

     Services Agreement--Commencing August 1, 1997, the Company began purchasing (or selling) various services from (to) ASI based upon various cost methodologies as described below:

                                    Expense for the Expense for the Expense for the
                                      year ended      year ended      year ended
   Service       Cost methodology   April 30, 2001  April 30, 2000  April 30, 1999
   -------      ------------------- --------------- --------------- ---------------
 . General       Apportioned based     $1,050,000       $622,000        $530,000
  corporate     on formula to all
  services,     ASI subsidiaries
  including
  accounting
  and
  insurance
  expense

 . Professional  Cost plus billing        452,000        345,000         472,000
  services to   with the percentage
  customers on  of costs and
  behalf of     expenses to be
  the Company   negotiated
  (services
  are
  available
  unless ASI
  determines
  it is not
  economic or
  otherwise
  feasible)

 . Employee      Apportioned based         50,000         40,000          65,000
  benefits      on formula to all
  services      ASI subsidiaries

                                 LOGILITY INC.

                                    Expense for    Expense for    Expense for
                                   the year ended the year ended the year ended
                                   April 30, 2001 April 30, 2000 April 30, 1999
                                   -------------- -------------- --------------
Facilities Agreement--The Company        $763,000       $418,000      $ 330,000
 leases various properties from
 ASI for specified square foot
 rates. The stated term of the
 agreement is for two years;
 however, it may be terminated by
 either party after a 90-day
 notice. In 2001 and 2000, ASI
 allocated utility expenses based
 on the Company's percentage of
 occupancy. Also included in
 these costs is utilities,
 telephone, and security expense.

Stock Option Agreement--The        Not applicable Not applicable Not applicable
 Company has granted ASI an
 option to purchase Company
 common stock to enable ASI to
 maintain the necessary ownership
 percentage required to
 consolidate the Company in ASI's
 consolidated Federal income tax
 return. The purchase price of
 the option is the average of the
 closing price on each of the
 five business days immediately
 preceding the date of payment.

Technology License Agreement--The  Not applicable Not applicable Not applicable
 Company granted ASI a
 nonexclusive, nontransferable,
 worldwide perpetual right and
 license to use, execute,
 reproduce, display, etc. its
 Supply Chain Planning and
 Execution Solutions (which ASI
 had transferred to the Company)
 so that ASI may maintain and
 support end-users of the
 software products. The license
 is fully paid and royalty-free.

Marketing License Agreement--The          367,000        731,000      1,108,000
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

                          Independent Auditors' Report

The Board of Directors and Shareholders
Logility, Inc.:

   We have audited the accompanying combined balance sheets of Logility, Inc. as of April 30, 2001 and 2000, and the related combined statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 2001. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

   In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Logility, Inc. as of April 30, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Atlanta, Georgia
June 14, 2001

                                                                     Schedule II

                                 LOGILITY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                   Years ended April 30, 1999, 2000, and 2001
                                 (in thousands)

                        Allowance for Doubtful Accounts

                         Balance at Additions                               Balance at
                         beginning   charged       Other                      end of
                         of period  to expense additions (1) Deductions (2)   period
                         ---------- ---------- ------------- -------------- ----------
Year ended April 30,
 1999...................    $421       907          --            881          447
Year ended April 30,
 2000...................     447       120          232           115          684
Year ended April 30,
 2001...................     684       483           55           670          552

--------
(1) Recovery of previously written-off amounts.
(2) Write-off of uncollectible accounts.

                          Independent Auditors' Report

The Board of Directors and Shareholders
Logility, Inc.:

   Under date of June 14, 2001, we reported on the combined balance sheets of Logility, Inc. as of April 30, 2001 and 2000, and the related combined statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 2001, which are included in the April 30, 2001, annual report on Form 10-K. In connection with our audits of the aforementioned combined financial statements, we also audited the related combined financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Atlanta, Georgia
June 14, 2001