Form 10-Q
period 2001-07-31
LOGILITY INC
filed 2001-09-14
CIK 1043915

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 31, 2001
                              --------------------
                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________ to _______________


Commission File Number  0-23057
                      ----------------


                                LOGILITY, INC.
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Georgia                                       58-2281338
----------------------------------------   -----------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia           30305
-------------------------------------------------         -----------
(Address of principal executive offices)                   (Zip Code)

                                 (404) 261-9777
                              -------------------
             (Registrant's telephone number, including area code)

                                     None
 -----------------------------------------------------------------------------

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

           Class                              Outstanding at September 13, 2001
--------------------------------              ---------------------------------
Common Stock, no par value                             13,249,203 Shares

                                LOGILITY, INC.

                                   Form 10-Q

                          Quarter Ended July 31, 2001

                                     Index

                                                                                       Page
                                                                                      Number
                                                                                     --------
Part I - Financial Information

        Item 1.  Financial Statements

             Condensed Balance Sheets (Unaudited)
                 July 31, 2001 and April 30, 2001                                         3

             Condensed Statements of Operations (Unaudited)
                 Three Months Ended July 31, 2001 and 2000                                4

             Condensed Statements of Cash Flows (Unaudited)
                 Three Months Ended July 31, 2001 and 2000                                5

             Notes to Condensed Financial Statements (Unaudited)                        6-7

        Item 2.  Management's Discussion and Analysis of Financial Condition and          8
                        Results of Operations

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk              14

Part II - Other Information                                                              15

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                LOGILITY, INC.
                     Condensed Balance Sheets (Unaudited)
                       (in thousands, except share data)

                                                                                  July 31,           April 30,
                                                                                    2001                2001
                                                                               -------------       -------------
Current Assets:
      Cash and cash equivalents                                                  $   6,421           $   5,376
      Investments-current                                                           10,114              10,420
      Trade accounts receivable, less allowance for doubtful accounts of
      $604 and $552 at July 31, 2001 and April 30, 2001, respectively:
                  Billed                                                             3,667               4,353
                  Unbilled                                                           2,248               1,636
     Due from American Software, Inc.                                                2,535               2,916
     Prepaid expenses and other current assets                                         451                 500
                                                                               -------------       -------------
                   Total current assets                                             25,436              25,201
Investments-noncurrent                                                               4,212               4,910
Furniture and equipment, less accumulated depreciation                               1,362               1,497
Intangible assets, less accumulated amortization                                     8,041               8,219
Other assets, net                                                                    1,176               1,014
                                                                               -------------       -------------
                                                                                 $  40,227           $  40,841
                                                                               =============       =============
Liabilities and Shareholders' Equity:
Current liabilities:
      Accounts payable                                                           $     681           $   1,074
      Accrued compensation and related costs                                         1,621               1,749
      Other current liabilities                                                      1,408               1,531
      Deferred revenues                                                              5,842               6,378
                                                                               -------------       -------------
           Total current liabilities                                                 9,552              10,732
Deferred income taxes                                                                3,321               3,321
                                                                               -------------       -------------
           Total liabilities                                                        12,873              14,053
                                                                               -------------       -------------

Shareholders' equity:
      Preferred stock:  2,000,000 shares authorized; no shares issued                    -                   -
      Common stock, no par value; 20,000,000 shares authorized;
           13,885,214 and 13,878,714 shares issued at July 31, 2001
           and April 30, 2001, respectively                                              -                   -
      Additional paid-in capital                                                    44,703              44,684
      Accumulated deficit                                                          (12,887)            (13,480)
      Treasury stock, at cost - 636,011 and 621,011 shares at July 31,
      2001 and April 30, 2001, respectively                                         (4,462)             (4,416)
                                                                               -------------       -------------
           Total shareholders' equity                                               27,354              26,788

      Commitments and contingencies
                                                                               -------------       -------------
                                                                                 $  40,227           $  40,841
                                                                               =============       =============

See accompanying notes to condensed financial statements.

                                LOGILITY, INC.
                Condensed Statements of Operations (Unaudited)
                     (In thousands, except per share data)

                                                                                      Three Months Ended
                                                                                            July 31,
                                                                          --------------------------------------------
                                                                                2001                       2000
                                                                          -----------------          -----------------
Revenues:
        License fees                                                               $2,549                     $1,859
        Maintenance                                                                 2,836                      2,657
        Services and other                                                          2,732                      2,406
                                                                          -----------------          -----------------
           Total revenues                                                           8,117                      6,922
                                                                          -----------------          -----------------

Cost of revenues:
        License fees                                                                1,016                        778
        Maintenance                                                                   488                        411
        Services and other                                                          1,892                      1,404
                                                                          -----------------          -----------------
           Total cost of revenues                                                   3,396                      2,593
                                                                          -----------------          -----------------
Gross margin                                                                        4,721                      4,329
                                                                          -----------------          -----------------

Operating expenses:
        Research and development                                                    1,457                      2,161
        Less:  Capitalized development                                               (929)                      (798)
        Sales and marketing                                                         2,994                      3,076
        General and administrative                                                    896                        972
                                                                          -----------------          -----------------
                                                                                    4,418                      5,411
           Total operating expenses                                       -----------------          -----------------

           Operating income (loss)                                                    303                     (1,082)
                                                                          -----------------          -----------------

Other income, net                                                                     290                        323
                                                                          -----------------          -----------------

           Income (loss) before income taxes                                          593                       (759)

Income taxes                                                                            -                          -
                                                                          -----------------          -----------------
         Net income (loss)                                                          $ 593                     $ (759)
                                                                          =================          =================

Net income (loss) per common share - Basic and Diluted                              $0.04                     $ (0.06)
                                                                          =================          =================

Shares used in per share calculation: Basic                                        13,260                     13,307
                                                                          =================          =================

                                      Diluted*                                     13,314                     13,307
                                                                          =================          =================

* Diluted weighted average common shares outstanding are not included in the three months ended July 31, 2000 calcuation due to the anti-dilution of the net loss.

See accompanying notes to condensed financial statements.

                                LOGILITY, INC.
                Condensed Statements of Cash Flows (Unaudited)
                                (in thousands)

                                                                                                  Three Months Ended
                                                                                                       July 31,
                                                                                         -------------------------------------
                                                                                               2001                2000
                                                                                         -----------------    ----------------
Cash flows from operating activities:

      Net income (loss)                                                                          $   593             $  (759)
      Adjustments to reconcile net income (loss) to net cash provided by
           (used in) operating activities:
                  Depreciation and amortization                                                    1,081                 830
                  (Increase) decrease in assets:
                        Accounts receivable                                                           74               1,557
                        Related party net receivable                                                 381              (1,176)
                        Prepaid expenses and other assets                                             70                 (43)
                  Increase (decrease) in liabilities:
                        Accounts payable, accrued costs and other                                   (644)               (996)
                        Deferred revenues                                                           (536)               (361)
                                                                                         -----------------    ----------------
                             Net cash provided by (used in) operating activities                   1,019                (948)
                                                                                         -----------------    ----------------

Cash flows from investing activities:
      Additions to capitalized computer software development costs                                  (929)               (798)
      Additions to purchased computer software costs                                                  (6)                (48)
      Proceeds from maturities of investments                                                      3,999              23,038
      Purchases of investments                                                                    (2,995)            (22,007)
      Purchases of furniture and equipment                                                           (16)               (116)
                                                                                         -----------------    ----------------
                             Net cash provided by investing activities                                53                  69
                                                                                         -----------------    ----------------

Cash flows from financing activities:
      Repurchases of common stock                                                                    (46)                  -
      Proceeds from exercise of stock options                                                         19                   -
                                                                                         -----------------    ----------------
                            Net cash used in financing activities                                    (27)                  -
                                                                                         -----------------    ----------------

                            Net change in cash and cash equivalents                                1,045                (879)

                            Cash and cash equivalents at beginning of period                       5,376               3,524
                                                                                         -----------------    ----------------

                            Cash and cash equivalents at end of period                           $ 6,421             $ 2,645
                                                                                         =================    ================

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.   Basis of Presentation

     The accompanying condensed financial statements of Logility, Inc. (the "Company"), are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information presented in the condensed financial statements reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the periods indicated. These financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended April 30, 2001, as filed with the SEC on July 24, 2001. The interim results reflected in the condensed financial statements are not necessarily indicative of the results to be expected for the full year.

     The Company is an approximately 85% owned subsidiary of American Software, Inc. (the "Parent"), a publicly held provider of enterprise resource planning solutions and managed services (NASDAQ - AMSWA).

B.   Industry Segments

     On February 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates and manages its business in one segment, providing business-to-business collaborative commerce solutions to optimize supply chain operations for manufacturers, distributors and retailers.

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

E.   Net Earnings (Loss) Per Common Share

       Basic earnings (loss) per common share available to common shareholders is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share available to common shareholders is based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

       The numerator in calculating both basic and diluted earnings (loss) per common share for each period is the same as net earnings (loss). The denominator is based on the following number of common shares:

                                                                             Three Months ended
                                                                                  July 31,
                                                                              2001         2000
                                                                          ------------------------
                    Common Shares:
                    Weighted average common shares outstanding               13,260       13,307

                    Dilutive effect of outstanding stock options*                54            -
                                                                          ------------------------
                    Total                                                    13,314       13,307
                                                                          ========================
                    Net earnings (loss):                                   $    593     $   (759)

                    Net earnings (loss) per common share:
                       Basic                                               $   0.04     $  (0.06)
                                                                          ========================
                       Diluted                                             $   0.04     $  (0.06)
                                                                          ========================

          *For the three months ended July 31, 2001, options to purchase 440,000 shares of common stock were excluded from the calculation of dilutive earnings per share because the options' exercise price was greater than the average market price of the common stock.

          For the three months ended July 31, 2000, total options outstanding to purchase 366,940 shares of common stock were excluded from the calculation of dilutive earnings per share because of the antidilutive effect of the net loss.

                                LOGILITY, INC.
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements, which are subject to substantial risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those anticipated by statements made herein. The timing of releases of our software products can be affected by customer needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. In addition, other factors, including but not limited to changes in general economic conditions, technology and the market for our products and services, including economic conditions within the e-commerce markets, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, the continued viability and effectiveness of strategic alliances, and the irregular pattern of our revenues could affect our future performance.

OVERVIEW

Logility, Inc. ("Logility" or the "Company") develops, markets and supports e-Business solutions for business-to-business (B2B) collaborative commerce that optimize supply chain management of manufacturers, suppliers, distributors, retailers and other organizations. The supply chain refers to the complex network of relationships that organizations maintain with trading partners to source, manufacture and deliver products to the customer. Logility Voyager Solutions(TM) consists of an Internet-based, integrated software suite that provides advanced supply chain management including collaborative planning, strategic network design, sales forecasting, optimized supply sourcing, warehouse management, and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service across our customers' supply chains, via corporate Internet portals and public e-Business trading exchanges.

Leveraging our supply chain management expertise, we have been an innovator in developing and deploying B2B e-Business with our first Internet-based collaborative planning solution implemented in 1996. We continue to invest and expand our e-Business offerings and innovative solutions, which support the Voluntary Interindustry Commerce Standards Association ("VICS"), Collaborative Planning, Forecasting and Replenishment (CPFR(R)) standards, as well as other emerging collaborative supply chain management standards for transportation and distribution center management. Our Logility Voyager Solutions suite and related services are designed to power the emerging Internet trading exchanges and private marketplaces for collaborative planning and procurement of direct materials and collaborative transportation management. We market our solution worldwide, primarily to large enterprises that require comprehensive supply chain planning, warehouse management and logistics solutions. Sales are made through a dedicated sales force and through relationships with third-party vendors (including American Software) and service providers.

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

COMPARISON OF RESULTS

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended July 31, 2001 and 2000:

                                                                Percentage of                   Pct. Change
                                                               Total Revenues                   in Dollars
                                                     ------------------------------------    ------------------
                                                           2001                2000             2001 vs 2000
                                                     ----------------    ----------------    ------------------
Revenues:
      License fees                                            31 %                27 %                 37 %
      Maintenance                                             35                  38                    7
      Services                                                34                  35                   14
                                                     ----------------    ----------------    ------------------
           Total revenues                                    100                 100
                                                                                                       17
                                                     ----------------    ----------------    ------------------
Cost of revenues:
      License fees                                            13                  11                   31
      Maintenance                                              6                   6                   19
      Services                                                23                  20                   35
                                                     ----------------    ----------------    ------------------
           Total cost of revenues                             42                  37                   31
                                                     ----------------    ----------------    ------------------
Gross margin                                                  58                  63                    9
Operating expenses:
      Research and development (net)                           6                  20                  (61)
      Sales and marketing                                     37                  44                   (3)
      General and administrative                              11                  15                   (8)
      Provision for doubtful accounts                          -                   -                    0
                                                     ----------------    ----------------    ------------------
           Total operating expenses                           54                  79                  (18)
                                                     ----------------    ----------------    ------------------
Operating income (loss)                                        4                 (16)                  nm

                                                     ----------------    ----------------    ------------------
Other income, net                                              3                   5                  (10)
                                                     ----------------    ----------------    ------------------
Income (loss) before income taxes                              7                 (11)                  nm
Income taxes                                                   -                   -                    -
                                                     ----------------    ----------------    ------------------

           Net income (loss)                                   7 %               (11)                  nm
                                                     ================    ================    ==================

nm - not meaningful

THREE MONTHS ENDED JULY 31, 2001 AND 2000:
-----------------------------------------

REVENUES:

Our total revenues increased 17% to approximately $8.1 million from $6.9 million for the comparable quarter a year ago. This increase was due primarily to increases in our license fees and related services, and to a lesser extent an increase in maintenance revenues. International revenues represented approximately 15% of total revenues in the quarter ended July 31, 2001 compared to approximately 17% a year ago.

LICENSES. License fee revenues increased 37% to approximately $2.5 million from the same quarter a year ago primarily as a result of increased effectiveness of our recently reorganized sales and sales management teams. The direct sales channel provided approximately 96% of license fee revenues for the quarter ended July 31, 2001, compared to approximately 73% in the comparable quarter a year ago. This increase is due primarily to lower sales contribution from our indirect channels, as well as higher overall levels of license fees.

MAINTENANCE. Maintenance revenues increased 7% to approximately $2.8 million from a year ago, due to continued growth in the installed base of our software. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

SERVICES AND OTHER. Services and other revenues increased 14% to approximately $2.7 million from a year ago as a result of increased license fee sales in the last two quarters resulting in higher software implementation service levels.

GROSS MARGIN:

Total gross margin in the quarter ended July 31, 2001 was 58% of total revenues, compared to 63% a year ago. This decrease was largely due to the decreased gross margin on services revenues, which fell to 31% from 42% a year ago. The decrease in services gross margin was primarily due to lower margin third party business. The gross margin on license fees increased slightly to 60% from 58% a year ago, while maintenance gross margins decreased slightly to 83% from 85% in the prior year quarter.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                   Three Months Ended
                                                          -----------------------------------
                                                           July 31,     Percent      July 31,
                                                             2001       Change         2000
                                                          ----------   ---------    ---------
Gross product development costs                            $ 1,457        (33) %     $ 2,161
   Percentage of total revenues                                 18 %                      31 %
Less:  Capitalized development                                (929)        16  %        (798)
   Percentage of gross prod. dev. costs                         64 %                      37 %
Product development expenses                               $   528        (61) %     $ 1,363
   Percentage of total revenues                                  6 %                      20 %

Gross product development costs decreased 33% in the quarter ended July 31, 2001 compared to a year ago, due to cost reduction efforts and the reallocation of some R&D resources to services and support. Capitalized development increased 16% from a year ago, and the rate of capitalized development as a percentage of gross product development costs increased to 64% versus 37% a year ago, primarily as a result of lower gross development costs, as well as the completion of several capitalized projects during this quarter. Gross development costs decreased, while capitalized development increased, due to timing issues between the research and development phases of certain projects. Product development expenses, as a percentage of total revenues, decreased to 6% from 20% a year ago, due primarily to higher levels of capitalized development, as well as increased total revenues.

SALES AND MARKETING. Sales and marketing expenses decreased 3% from the same period a year ago. As a percentage of total revenues, sales and marketing expenses were 37% for the quarter ended July 31, 2001, compared to 44% for the quarter ended July 31, 2000. This decrease was due to the increase in overall revenues, as well as the decreased expenditures.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 8% to approximately $896,000 from a year ago, mainly as a result of a decrease in the number of employees. For the three months ended July 31, 2001, the average number of employees was approximately 165, compared to approximately 207 for the three months ended July 31, 2000.

OTHER INCOME:

Other income is comprised of earnings from the investment of our cash reserves. Our investments are primarily short term in nature, and all investments mature within three years. For the quarter ended July 31, 2001, these investments generated a yield of approximately 4.8%.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software, Inc. However, we provide for income taxes as if we were filing a separate income tax return. For the quarter ended July 31, 2001, we did not record any income taxes as a result of the cumulative operating losses incurred since our initial public offering.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The following table shows information about our cash flows during the three months ended July 31, 2001 and July 31, 2000. This table and the discussion that follows should be read in conjunction with our condensed consolidated statements of cash flows contained in "Item 1. Financial Statements" in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2001.

                                                                          Three Months Ended
                                                                                July 31,
                                                                     ----------------------------
                                                                            2001           2000
                                                                     ----------------------------
Net cash provided by operating activities before
    changes in operating assets and liabilities.                           1,674               71
Decrease in operating assets and liabilities                                (655)         (1,019)
                                                                     ----------------------------
Net cash provided by (used in) operating activities                        1,019            (948)

Net cash provided by investing activities                                     53              69
Net cash used in financing activities                                        (27)             -
                                                                     ----------------------------
    Net increase (decrease) in cash and cash equivalents                   1,045            (879)
                                                                     ============================

We normally fund our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash used for operating activities generally reflect the changes in net income and non-cash operating items plus the effect of changes in operating assets and liabilities, such as trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue.

Our operating activities provided cash of approximately $1.0 million in the three months ended July 31, 2001, and used cash of approximately $948,000 in the same period last year. Operating cash flows increased for the period primarily because of the net income of $593,000 for the period, compared to the net loss of $759,000 for the prior year period.

Cash provided by investing activities was approximately $53,000 for the three months ended July 31, 2001. This was composed primarily of the net sale of investments of $1.0 million, which was partially offset by $929,000 in additions to capitalized software development costs. For the same period last year, cash provided by investing activities was approximately $69,000, composed primarily of $1.0 million in net sale of investments, partially offset by $798,000 in additions to capitalized software development costs.

Cash used in financing activities was $27,000 for the three months ended July 31, 2001, and no cash was used in financing activities in the same period last year. Cash flows used in financing activities for the current period were composed of $46,000 in repurchases of our common stock, partially offset by $19,000 in cash proceeds from the exercise of stock options.

Days Sales Outstanding (DSO) in accounts receivable were 72 days as of July 31, 2001, compared to 85 days as of July 31, 2000. This decrease was due primarily to higher levels of revenues for the current quarter, as well as improved collection efforts.

Our current ratio on July 31, 2001 was 2.7 to 1 and we have no debt. Our principal sources of liquidity are our cash and investments, which totaled approximately $20.7 million at July 31, 2001. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend.

On December 15, 1997, our Board of Directors approved a resolution authorizing the repurchase of up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998. In November 1998 we adopted an additional repurchase plan for up to 800,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility's common stock and management's assessment of our liquidity and cash flow needs. For both plans, through September 13, 2001, we had purchased a cumulative total of 636,011 shares at a total cost of approximately $4.5 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These Statements became effective for us beginning May 1, 2001. These new Statements require all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. We have not invested in derivative instruments nor participated in hedging activities and therefore there was no material impact on the results of operations or financial position from Statements No. 133 or No. 138.

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

In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also provides that intangible assets acquired in a purchase method business combination must meet certain specified criteria in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

We are required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the three months ended July 31, 2001, we generated 15% of our revenues outside the United States. International sales usually are made by our foreign subsidiaries or value added resellers, and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies. We have not engaged in any hedging activities.

Interest rates. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. dollars. The fair value of securities held at July 31, 2001 was approximately $14.3 million.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are minor and denominated in the local currency.

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

              (a)  Exhibits:

              None

              (b) No report on Form 8-K was filed during the quarter ended July 31, 2001.

                                  SIGNATURES
                                  -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    LOGILITY, INC.



DATE     September 13, 2001
         --------------------------          /s/ J. Michael Edenfield
                                             ---------------------------
                                             J. Michael Edenfield
                                             President, Chief Executive
                                             Officer



DATE     September 13, 2001
         --------------------------          /s/ Vincent C. Klinges
                                             ---------------------------
                                             Vincent C. Klinges
                                             Chief Financial Officer



DATE     September 13, 2001
         --------------------------          /s/ Deirdre J. Lavender
                                             ---------------------------
                                             Deirdre J. Lavender
                                             Controller and Principal
                                              Accounting Officer