Form 10-K/A
period 2001-04-30
LOGILITY INC
filed 2001-11-20
CIK 1043915

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               _________________

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                                 ---------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended April 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from            to

                         Commission File Number 0-23057

                               _________________
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

                           Common Shares, No Par Value
                                (Title of class)
                               _________________
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     At July 12, 2001, 13,253,503 Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Common Shares as quoted on the NASDAQ National Market System at July 12, 2001) of the shares held by nonaffiliates was approximately $6.4 million.


          DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K/A



1.       Form S-1 Registration Statement No. 333-33385 into Part IV.
2.       Form S-8 Registration Statement No. 333-62531 into Part IV.
3.       Form S-8 Registration Statement No. 333-66773 into Part IV.

===============================================================================

                                EXPLANATORY NOTE
                                ----------------

         This Amendment No. 1 on Form 10-K/A to the registrant's Annual Report on Form 10-K is being filed to amend certain of the information presented under the headings "Business Section" in Part I, Item 1; Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7; and Exhibits, Financial Statement Schedules, and Reports on Form 8-K in Part IV,
Item 14. This Amendment also is being filed to amend certain footnotes to the Combined Financial Statements of the registrant included in the Annual Report on Form 10-K.

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

          Extend e-Business Strategy. We continued an e-Business initiative in fiscal year 2001 to deliver a full suite of products and services for Internet-based collaborative supply chain planning and execution to power business-to-business trading exchanges and marketplaces. Our collaborative commerce strategy includes four levels of products and services designed to enable the optimization of the customer's supply chain. These products and services include:

     . Logility Voyager Solutions--B2B collaborative commerce supply chain management business application solution suite for end-to-end supply chain management including network design, planning, forecasting, supply optimization, warehouse and transportation management

     . Supply Chain Collaboration--Expands the number of business processes that can be executed via intranets, extranets and the Internet to include both internal and external trading partners for automated, exception-based management of collaborative initiatives inside an organization as well as between buyer and seller trading partners

     . Supply Chain Event Management--Provides advanced exception-based management of supply chain performance by allowing trading partners to efficiently monitor, notify, control and measure supply chain processes to prioritize daily activities and ensure optimal performance within an organization and across the supply chain

     . i-Community(SM)--Logility's applications hosting service, enables companies to rapidly deploy and easily maintain their collaborative relationships with trading partners through a web-based network and/or Logility's traditional supply chain management offerings

          Invest Aggressively to Build Market Share. Logility will continue to make investments to expand our sales force, research and development efforts, and consulting infrastructure balanced with our goals for increasing profitability. We believe investments are necessary to increase our market share and to capitalize on the growth opportunities in the emerging business-to-business e-Business market.

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

          Advanced Collaborative Planning and Supply Chain Execution Functionality. Our products allow for collaboration among the various levels within an organization and among external constituents (trading partners) throughout the supply chain. The architecture of Logility Voyager Solutions enables key constituents to participate in the planning process, including marketing, sales, manufacturing, procurement, logistics and transportation personnel, so that the requirements of all groups are factored in to create one consensus plan. Our collaborative planning functionality is further enhanced with collaborative commerce tools such as Logility Voyager Collaborate(TM) (formerly Logility Voyager XPS(TM), eXtensible Planning Solution), which leverages Internet technology to facilitate information sharing directly with trading partners. Voyager Collaborate supports the business processes and practices defined in the VICS' CPFR guidelines, enabling B2B collaborative commerce via the Internet between two or more trading partners. Complementing Voyager Collaborate for supply chain planning is Logility Voyager Fulfill(TM) (formerly Logility Voyager XES(TM), eXtensible Execution Solution) on the supply chain execution side. Voyager Fulfill extends collaboration to transportation and distribution center management trading partners. Through our i-Community(SM) a collaborative network of trading partners, customers will be able to exchange information and conduct collaborative planning, forecasting and replenishment as well as streamline the order fulfillment process through collaboration amongst warehouse, transportation and carrier trading partners. Voyager Fulfill supports emerging industry standards for collaborative transportation management.

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

       Module                                   Features
       ------                                   ---------
SUPPLY CHAIN COLLABORATION
Logility Voyager Collaborate
(formerly Logility Voyager XPS)         .  VICS Collaborative Planning, Forecasting and Replenishment (CPFR) compliant

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

Logility Voyager Fulfill                .  Collaborative warehouse and transportation planning with trading partners
(formerly Logility Voyager XES)            (suppliers, customers, and carriers)
                                        .  Configurable deployment
                                        .  Open integration architecture
                                        .  Value Chain Workflow
                                        .  Exception-based management of order fulfillment business conditions
                                        .  Deployable in both private and public trading exchanges

Logility Voyager Select(TM)             .  Optimizes transportation performance and pricing for total landed cost calculations
                                        .  Targets private and public trading exchanges
                                        .  Extends order sourcing, procurement and logistics offerings

SUPPLY CHAIN EVENT MANAGEMENT
Logility Voyager Navigate(TM)           .  Provides supply chain event management for increased visibility
                                        .  Exception-based management of the supply chain
                                        .  Efficiently monitors, notifies, controls and measures supply chain performance
                                        .  Incorporates any Open Data Base Connectivity (ODBC)-compliant data source for an accurate view of key business conditions

VALUE CHAIN STRATEGY
Value Chain Designer(TM)                .  Strategic distribution network optimization
                                        .  Customer assignment
                                        .  Facility location
                                        .  Balancing customer service levels and cost
                                        .  Sourcing selection and capacity planning

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

Module                                  Features
------                                  --------
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

Transportation Planning                 .   Load Control Center
                                        .   Shipment planning and consolidation
                                        .   Freight rating and routing
                                        .   Carrier selection

Module                                  Features
------                                  ---------
SUPPLY CHAIN EXECUTION
Transportation Management               .    Load tendering
                                        .    Shipment confirmation
                                        .    Freight audit and payment control
                                        .    Shipment documentation and tracking

WarehousePRO(R)                         .    Customizable workflows and attributes incorporate best-of-breed warehouse practices
                                        .    Directs all pick, pack, and ship activities through hand-held radio frequency devices
                                        .    User terminals support a variety of languages
                                        .    Dynamic label an Integrated graphical user interface d report printing

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

Customers

     We primarily target businesses in distribution-intensive markets such as consumer-packaged goods, retail and manufacturing supply chains, including suppliers, manufacturers, distributors and retailers. A sample of companies that have purchased one or more of our products follows:

                                                       Chemicals, Oil & Gas,
     Consumer Goods                                       Pharmaceuticals                     Manufacturing and Others
     --------------                                       ---------------                     ------------------------
     Ashley Furniture                           BOC Distribution Services Ltd.            Appleton Paper
     Aurora Foods                               CITGO Petroleum Corporation               British Telecommunications
     Bell Sports                                Eastman Chemical Company                  Corning Cable Systems
     Canandaigua Wine Company                   Nordic Synthesis AB                       Dal-Tile Corporation
     ConAgra, Inc.                              Pfizer, Inc.                              Florida Power & Light
     Eagle Family Foods                         Pharmacia & Upjohn                        Koch Industries
     Heineken USA                               Sigma-Aldrich Corporation                 Magneti Marelli
     Haverty Furniture Company                                                            Mercury Marine
     L'Oreal USA                                                                          Mohawk Paper
     Maybelline Inc.                                                                      Peugeot International
     McCormick & Company                                                                  Powerware Corporation
     Nestle France                                                                        Rand McNally & Company
     Pharmavite Corporation                                                               Raytheon Marine Company
     Saks Incorporated                                                                    Reynolds Metals
     Sara Lee Knit Products                                                               Robert Horne Paper Company
     S.C. Johnson & Sons, Inc.                       After Market Distribution            RJ Reynolds
                                                     -------------------------
     Seagram's                                  Epson America, Inc.                       Sprint PCS
     The Franklin Mint                          Komatsu America International             Subaru of America, Inc.
     The HoneyBaked Ham                         Porsche Cars of North America, Inc.       Tyco Plastics and Adhesives
        Company                                 Rheem Manufacturing                       US Ceramic Tile Company
     Tiffany & Co.                              Sony Electronics                          Xpedx
     Unilever Research
     VF Corporation
     Wickes Furniture

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


      We have a number of marketing alliances, including those with GERS Retail Systems, IBM, Insight, Microsoft Great Plains Business Solutions (formerly Great Plains Software), Pitney Bowes, 3Plex, and Tompkins Associates. Generally, these marketing alliance agreements provide the vendors with non-exclusive rights to market our products and access to our marketing materials and product training. Some highlights of these agreements are as follows:

     . GERS Retail Systems - Under our strategic alliance agreement with GERS Retail Systems, dated October 27, 1999, the parties agreed to use commercially reasonable efforts to participate in joint marketing efforts, to educate potential customers regarding the value of the products and services of the other party, to recommend each other's products and services and to make mutual customer referrals.

     . IBM - We entered into an agreement with IBM on March 17, 2000 pursuant to which we modified our Supply Chain products, with IBM's technical and financial assistance, to operate with IBM's AS/400 platform. Also, we agreed to use commercially reasonable efforts to market and support the IBM-compatible Supply Chain products that resulted from our efforts. IBM may also market the Supply Chain products and refer potential customers to us.

     . Insight - Our agreement with Insight, dated April 24, 1998, grants us a seven-year, worldwide, non-exclusive right and license to sublicense and distribute certain of Insight's products, and to promote and market those products.

     . Microsoft Great Plains Business Solutions (formerly Great Plains Software) - On June 28, 2000, we granted to Microsoft Great Plains a worldwide non-exclusive license to name, package, promote, modify, market, distribute and supply our Voyager series under either our label or as the "Great Plains eEnterprise Supply Chain Series." The agreement terminates May 31, 2003, but may be automatically renewed for successive one-year terms. In exchange, Microsoft agreed to use all reasonable efforts to promote and sell the software.

     . Pitney Bowes - We entered into a two-year referral agreement with Pitney Bowes on August 1, 2000 whereby its division, Transcape, will use reasonable commercial efforts to solicit customers to become end users of our products. On February 8, 2001, we entered into another agreement with Pitney Bowes that grants Transcape the right to act as a non-exclusive value added remarketer of our products within the United States.

     . 3Plex - Our agreement with 3Plex grants 3Plex a non-exclusive worldwide right and license to install and use our Transportation Planning and Management and Voyager XES software systems to perform data processing services for 3Plex's customers. The term of the license varies depending on the licensed product.

     . Tompkins Associates - Our alliance agreement with Tompkins Associates, dated November 1, 1999, provides that Tompkins Associates will promote our Warehouse PRO system to its potential customers when a match exists between the potential customer's business requirements and Warehouse PRO's functionality. In exchange, we promote Tompkins Associates as a preferred provider of pre- and post-sale information technology consulting, computer software products implementation and related services.




     In addition to these marketing alliances, we have developed a network of international agents who assist in selling our products in 25 countries. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. These independent distributors and resellers throughout Latin America, Europe and the Asia/Pacific region distribute our product lines in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products.

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

PART II
-------

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

     The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2001 and the percentage increases and decreases in those items for the years ended April 30, 2001 and 2000:


Years Ended April 30, 2001 and 2000:

                                                                                               2001 vs  2000 vs
Percentage of total revenues                                          2001     2000    1999     2000     1999
----------------------------                                          ----     ----    ----     ----     ----
Revenues:
     License fees ..............................................        31%      42%     42%     (36)%     19%
     Maintenance ...............................................        37       29      30       11       18
     Services ..................................................        32       29      28       (3)      22
                                                                      ----     ----    ----     ----     ----
          Total revenues .......................................       100      100     100      (13)      20
                                                                      ----     ----    ----     ----     ----
Cost of revenues:
     License fees ..............................................        14       10      16       24      (27)
     Maintenance ...............................................         6        5       8       (7)     (19)
     Services ..................................................        22       16      13       21       48
                                                                      ----     ----    ----     ----     ----
          Total cost of revenues ...............................        42       31      37       17       --
                                                                      ----     ----    ----     ----     ----
Gross margin ...................................................        58       69      63      (26)      31
Operating expenses
     Research and development, net .............................        18       15      23        5      (20)
     Sales and marketing .......................................        48       40      54        6      (11)
     General and administrative ................................        14       10      16       29      (29)
     Charge for restructuring/asset impairment .................         2       --       5       nm       nm
                                                                      ----     ----    ----     ----     ----
          Total operating expenses .............................        82       65      98       11      (20)
                                                                      ----     ----    ----     ----     ----
Operating income (loss) ........................................       (24)       4     (35)      nm       nm
Other income, net ..............................................         4        3       5        7      (11)
                                                                      ----     ----    ----     ----     ----
Income (loss) before income taxes ..............................       (20)       7     (30)      nm       Nm
Income tax expense .............................................        --       --      --       nm       nm
                                                                      ----     ----    ----     ----     ----
Net income (loss) ..............................................       (20)%      7%    (30)%     nm       nm
                                                                      ====     ====    ====     ====     ====

____________
nm-not meaningful

Years Ended April 30, 2001 and 2000:
-----------------------------------

Revenues:

     Our total revenues decreased 13% to $28.2 million from $32.3 million for the prior year. This was primarily the result of decreased license fees compared to the prior year, partially offset by an increase in maintenance revenues.


     Licenses. License fee revenues decreased 36% from a year ago, to $8.6 million. This decrease was primarily the result of the reorganization of our sales staff and management team that occurred in the second and third quarters of fiscal 2001. We replaced all the members of our senior sales management team as well as some sales staff in an effort to increase overall sales effectiveness. The transition period to new management and staff caused a temporary decrease in sales effectiveness. We believe that the combination of this transition period with slower general economic conditions led to the decrease in license fee revenues. Our direct sales channel provided approximately 70% of the license fee revenues for fiscal 2001, compared to 81% for the prior year. Our indirect sales channel is principally through American Software. During fiscal year 2001, our margins after commissions on direct sales were approximately 84% and our margins after commissions on indirect sales were approximately 60%. To date, sales of software licenses have been derived principally from direct sales to customers. Although we believe that direct sales will continue to account for a majority of software license revenues, our strategy is to increase the level of indirect sales activities. We expect that sales of our software products through sales alliances, distributors, resellers, and other indirect channels will increase as a percentage of license fee revenues. However, our efforts to expand indirect sales may not be successful, or these relationships may not continue in the future.

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

Operating Expenses:

     Research and Development. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                                             Years Ended
                                                                                             -----------
                                                                                   April 30,   Percent      April 30,
                                                                                    2001       Change        2000
                                                                                    ----       ------        ----
                                                                                           (in thousands)
Gross product development costs ................................................  $ 8,177          (2%)     $ 8,322
     Percentage of total revenues ..............................................       29%                       26%
Less: capitalized development ..................................................  $(2,966)        (12%)     $(3,373)
     Percentage of gross product development costs .............................       36%                       41%
Product development expenses ...................................................  $ 5,211           5%      $ 4,949
     Percentage of total revenues ..............................................       18%                       15%

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



     Charge for Restructuring. During the second and third quarters of fiscal year 2001, we recorded a charge against earnings of approximately $476,000 resulting from severance expenses for approximately 58 employees in sales, marketing, services, and research and development. Of this amount, $291,000 related to cash severance and $185,000 related to the acceleration of vesting of stock options to terminated staff. All expenses related to this severance had been completed by the end of fiscal year 2001. This severance was necessitated by slow economic conditions, which adversely affected corporate spending for information technology and resulted in delays or cancellations of orders for our software products and services. Our level of staffing at the beginning of the fiscal year was based on a historical level of sales and related services, which did not materialize. The revenues achieved in fiscal 2001 did not support the level of staffing and associated expenses in place, so to minimize resulting financial losses and achieve future profitability staff reductions were necessary.

     We expect to save approximately $2.7 million annually due to the staff reductions taken in fiscal 2001. While we do not believe that our ability to effectively service our customers has been adversely affected by these staff reductions, we believe that the turnover and reduction of our sales management and staff did contribute to lower software sales during the second and third quarters of fiscal 2001.


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

Operating Expenses:

     Research and Development. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                                          Years Ended
                                                                                          -----------
                                                                              April 30,     Percent          April 30,
                                                                                2000        Change             1999
                                                                                ----        ------             ----
                                                                                          (in thousands)
Gross product development costs ...................................         $  8,322           (18%)         $ 10,117
     Percentage of total revenues .................................               26%           37%
Less: capitalized development .....................................         $ (3,373)          (15%)         $ (3,952)
Percentage of gross product development costs .....................               41%           39%
Product development expenses ......................................         $  4,949           (20%)         $  6,165
     Percentage of total revenues .................................               15%           23%

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

                                                                                                       Years Ended
                                                                                                        April 30,
                                                                                                        ---------
                                                                                                  2001             2000
                                                                                                  ----             ----
Net cash (used in) provided by operating activities before changes in operating
   assets and liabilities ................................................................       (1,695)           5,873
Change in operating assets and liabilities ...............................................          683             (253)
                                                                                                -------          -------
Net cash (used in) provided by operating activities ......................................       (1,012)           5,620
Net cash provided by (used in) investing activities ......................................        2,396          (11,451)
Net cash provided by (used in) financing activities ......................................          468              (340)
                                                                                                -------          -------
     Net increase (decrease) in cash and cash equivalents ................................        1,852           (6,171)
                                                                                                =======          =======

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

Item 8.    Financial Statements and Supplementary Data

     The following schedule represents results for each quarter in the years ended April 30, 2001 and 2000 (in thousands, except per share amounts):

                                                                                                Net Earnings
                                                                                                   (Loss)
                                                                                                Attributable to   Diluted net
                                                                        Total       Operating      Common       earnings (loss)
                                                                       Revenue       Income     Shareholders      per share
                                                                       -------       ------     ------------      ---------
Quarter ended:
July 31, 2000 ...................................................      $  6,922     $(1,082)    $     (759)      $    (0.06)
October 31, 2000 ................................................         6,612      (2,853)        (2,694)           (0.20)
January 31, 2001 ................................................         6,485      (3,104)        (2,706)           (0.20)
April 30, 2001 ..................................................         8,187         129            467             0.03
                                                                       --------     -------     ----------       ----------
Year ended April 30, 2001 .......................................      $ 28,206     $(6,910)    $   (5,692)      $    (0.43)
                                                                       ========     =======     ==========       ==========
Quarter ended:
July 31, 1999 ...................................................      $  8,369     $   501     $      828       $     0.06
October 31, 1999 ................................................         8,554         667            959             0.07
January 31, 2000 ................................................         8,513         944          1,247             0.09
April 30, 2000 ..................................................         6,853        (861)          (646)           (0.05)
                                                                       --------     -------     ----------       ----------
Year ended April 30, 2000 .......................................      $ 32,289     $ 1,251     $    2,388       $     0.17
                                                                       ========     =======     ==========       ==========


     Total revenues increased 26% from the third quarter to the fourth quarter in fiscal 2001. This was the result of increases in both license fees and services revenues. License fees increased 35% in the fourth quarter ended April 30, 2001 when compared to the third quarter ended January 31, 2001, primarily as a result of the sales management reorganization undertaken in the second and third quarters of fiscal 2001. Services revenues increased 56% in the fourth quarter ended April 30, 2001 when compared to the third quarter ended January 31, 2001, as a result of increased levels of software implementation services connected with the new license fee sales and approximately $400,000 in hardware sales. Maintenance revenues were essentially unchanged in the fourth quarter ended April 30, 2001 when compared to the third quarter ended January 31, 2001.


     Other information required by this item is included in Part IV Item 14(a)
(1) and (2).

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K


     (a)  The following documents are filed as part of this Form 10-K/A:

     1. The following combined financial statements of Logility, Inc. are filed as part of this Form 10-K/A on the pages indicated:

                                                                                                                   Page
                                                                                                                   ----
Combined Balance Sheets as of April 30, 2001 and 2000 ...........................................................   37
Combined Statements of Operations for the Years ended April 30, 2001, 2000, and 1999 ............................   38
Combined Statements of Shareholders' Equity for the Years ended April 30, 2001, 2000, and 1999 ..................   39
Combined Statements of Cash Flows for the Years ended April 30, 2001, 2000, and 1999 ............................   40
Notes to the Combined Financial Statements ......................................................................   41
Independent Auditors' Report ....................................................................................   51

     2. Combined financial statement schedule included in Part IV of this Form:

                                                                                                                   Page
                                                                                                                   ----
Schedule II--Valuation and Qualifying Accounts--for the three years ended April 30, 2001 ........................   52
Independent Auditors' Report ....................................................................................   53

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

                                        Logility, Inc.


                                        By: /s/ J. Michael Edenfield
                                           -------------------------------------
                                                   J. Michael Edenfield
                                                   Chief Executive Officer


Date: November 19, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     Signature                                             Title                                 Date
                     ---------                                             -----                                 -----
            /s/ J. Michael Edenfield                    President, Chief Executive Officer, and             November 19, 2001
------------------------------------------------        Director
                  J. Michael Edenfield

             /s/ James C. Edenfield                     Chairman of the Board of Directors                  November 19, 2001
------------------------------------------------
                  James C. Edenfield

            /s/ Frederick E. Cooper                     Director                                            November 19, 2001
------------------------------------------------
                  Frederick E. Cooper

                                                        Director
------------------------------------------------
                  Parker H. Petit

             /s/ Dr. John A. White                      Director                                            November 19, 2001
------------------------------------------------
                  Dr. John A. White

             /s/ Vincent C. Klinges                     Chief Financial Officer                             November 19, 2001
------------------------------------------------
                  Vincent C. Klinges

             /s/ Deirdre J. Lavender                    Controller and Principal Accounting Officer         November 19, 2001
------------------------------------------------
                  Deirdre J. Lavender

                                 LOGILITY, INC.

                             COMBINED BALANCE SHEETS
                        (In thousands, except share data)
                             April 30, 2001 and 2000

                                                                                                          2001        2000
                                                                                                          ----        ----
                                             Assets
                                             ------
Current assets:
     Cash and cash equivalents .....................................................................   $  5,376       3,524
     Investments--current ..........................................................................     10,420      14,425
     Trade accounts receivable, less allowance for doubtful accounts of $552 and $684 at
        April 30, 2001 and 2000, respectively:
          Billed ...................................................................................      4,353       4,599
          Unbilled .................................................................................      1,636       2,558
     Due from American Software, Inc. ..............................................................      2,916       2,204
     Prepaid expenses and other current assets .....................................................        500         556
                                                                                                       --------    --------
               Total current assets ................................................................     25,201      27,866
Investments--noncurrent ............................................................................      4,910       6,738
Furniture and equipment, less accumulated depreciation .............................................      1,497       1,870
Intangible assets, less accumulated amortization ...................................................      8,219       6,748
Other assets, net ..................................................................................      1,014       1,312
                                                                                                       --------    --------
                                                                                                       $ 40,841    $ 44,534
                                                                                                       ========    ========

                              Liabilities and Shareholders' Equity
                              ------------------------------------
Current liabilities:
     Accounts payable ..............................................................................   $  1,074       1,225
     Accrued compensation and related costs ........................................................      1,749       1,879
     Other current liabilities .....................................................................      1,531       1,750
     Deferred revenues .............................................................................      6,378       5,705
                                                                                                       --------      ------
               Total current liabilities ...........................................................     10,732      10,559
     Deferred income taxes .........................................................................      3,321       2,762
                                                                                                       --------    --------
               Total liabilities ...................................................................     14,053      13,321
                                                                                                       --------    --------
Shareholders' equity:
     Preferred stock; 2,000,000 shares authorized; no shares issued ................................         --          --
     Common stock, no par value; 20,000,000 shares authorized; 13,878,714 and
        13,873,454 shares issued as of April 30, 2001 and 2000, respectively .......................         --          --
     Additional paid-in capital ....................................................................     44,684      43,312
     Accumulated deficit ...........................................................................    (13,480)     (7,788)
     Treasury stock, at cost: 621,011 and 564,811 shares as of April 30, 2001 and 2000,
        respectively ...............................................................................     (4,416)     (4,311)
                                                                                                       --------    --------
               Total shareholders' equity ..........................................................     26,788      31,213
Commitments and contingencies (note 9)
                                                                                                       --------    --------
                                                                                                       $ 40,841    $ 44,534
                                                                                                       ========    ========

            See accompanying notes to combined financial statements.

                                 LOGILITY, INC.

                        COMBINED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                   Years ended April 30, 2001, 2000, and 1999

                                                                                           2001        2000       1999
                                                                                           ----        ----       ----
Revenues
     License ...................................................................        $  8,587      13,501     11,384
     Maintenance ...............................................................          10,491       9,418      7,967
     Services ..................................................................           9,128       9,370      7,666
                                                                                        --------    --------   --------
          Total revenues .......................................................          28,206      32,289     27,017
                                                                                        --------    --------   --------
Cost of revenues:
     License ...................................................................           3,985       3,218      4,433
     Maintenance ...............................................................           1,645       1,775      2,194
     Services ..................................................................           6,227       5,144      3,468
                                                                                        --------    --------   --------
          Total cost of revenues ...............................................          11,857      10,137     10,095
                                                                                        --------    --------   --------
          Gross margin .........................................................          16,349      22,152     16,922
Operating expenses:
     Research and development ..................................................           5,211       4,949      6,165
     Sales and marketing .......................................................          13,618      12,898     14,507
     General and administrative ................................................           3,954       3,054      4,302
     Charge for restructuring ..................................................             476          --         --
     Charge for asset impairment ...............................................              --          --      1,230
                                                                                        --------    --------   --------
          Total operating expenses .............................................          23,259      20,901     26,204
                                                                                        --------    --------   --------
          Operating income (loss) ..............................................          (6,910)      1,251     (9,282)
Other income, net ..............................................................           1,218       1,137      1,274
                                                                                        --------    --------   --------
          Income (loss) before income taxes ....................................          (5,692)      2,388     (8,008)
Income tax expense .............................................................              --          --        100
                                                                                        --------    --------   --------
          Net income (loss) ....................................................        $ (5,692)      2,388     (8,108)
                                                                                        ========    ========   ========
Earnings (loss) per common share:
     Basic .....................................................................        $  (0.43)       0.18      (0.60)
                                                                                        ========    ========   ========
     Diluted ...................................................................        $  (0.43)       0.17      (0.60)
                                                                                        ========    ========   ========
Shares used in the calculation of net earnings (loss) per common share:
     Basic .....................................................................          13,289      13,333     13,486
                                                                                        ========    ========   ========
     Diluted ...................................................................          13,289      13,698     13,486
                                                                                        ========    ========   ========

            See accompanying notes to combined financial statements.

                                 LOGILITY, INC.

                   COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)
                   Years ended April 30, 2001, 2000, and 1999

                                                                        Additional                                        Total
                                                     Common stock        paid-in    Accumulated    Treasury stock      shareholders'
                                                     ------------                                  --------------
                                                 Shares       Amount     capital      deficit     Shares     Amount       equity
                                                 ------       ------     -------      -------     ------     ------       ------
Balance at April 30, 1998 ..................   13,830,000     $   --      43,187      (2,068)     205,300   $ (1,882)     39,237
Repurchase of 205,500 common shares ........           --         --          --          --      205,500     (1,661)     (1,661)
Net loss ...................................           --         --          --      (8,108)          --         --      (8,108)
                                               ----------     ------      ------     -------      -------   --------      ------
Balance at April 30, 1999 ..................   13,830,000         --      43,187     (10,176)     410,800     (3,543)     29,468
Repurchase of 154,011 common shares ........           --         --          --          --      154,011       (768)       (768)
Proceeds from exercise of stock options ....       43,454         --         125          --           --         --         125
Net income .................................           --         --          --       2,388           --         --       2,388
                                               ----------     ------      ------     -------      -------   --------      ------
Balance at April 30, 2000 ..................   13,873,454         --      43,312      (7,788)     564,811     (4,311)     31,213
Contribution of software from American
  Software, Inc. ...........................           --         --       1,173          --           --         --       1,173
Proceeds from exercise of stock options ....        5,260         --          14          --           --         --          14
Repurchase of 56,200 common shares .........           --         --          --          --       56,200       (105)       (105)
Compensation expense resulting from
  acceleration of vesting of ASI options
  held by employee .........................           --         --         185          --           --         --         185
Net loss ...................................           --         --          --      (5,692)          --         --      (5,692)
                                               ----------     ------      ------     -------      -------   --------      ------
Balance at April 30, 2001 ..................   13,878,714     $   --      44,684     (13,480)     621,011     (4,416)     26,788
                                               ==========     ======      ======     =======      =======   ========      ======

            See accompanying notes to combined financial statements.

                                 LOGILITY, INC.

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                   Years ended April 30, 2001, 2000, and 1999

                                                                                               2001        2000        1999
                                                                                               ----        ----        ----
Cash flows from operating activities:
   Net income (loss) ...................................................................    $  (5,692)      2,388     (8,108)
   Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
     Depreciation and amortization .....................................................        3,512       3,485      3,862
     Noncash compensation expense ......................................................          185          --         --
     Charge for write-off of minority investment in business ...........................          300          --         --
     Charge for asset impairment .......................................................           --          --      1,230
     (Increase) decrease in assets:
        Accounts receivable ............................................................        1,168         245      3,392
        Due from American Software, Inc. ...............................................         (712)     (2,204)        --
        Prepaid expenses and other assets ..............................................           54        (102)       320
     Increase (decrease) in liabilities:
        Accounts payable ...............................................................         (151)        235       (154)
        Accrued compensation and other liabilities .....................................         (349)        578        229
        Deferred revenues ..............................................................          673         995        553
        Due to American Software, Inc. .................................................           --          --       (961)
                                                                                            ---------     -------    -------
          Net cash (used in) provided by operating activities ..........................       (1,012)      5,620        363
                                                                                            ---------     -------    -------
Cash flows from investing activities:
     Additions to capitalized computer software development costs ......................       (2,966)     (3,373)    (3,952)
     Additions to purchased computer software costs ....................................         (171)       (100)       (28)
     Purchases of furniture and equipment ..............................................         (300)       (539)      (755)
     Purchase of minority investment in business .......................................           --        (300)      (763)
     Proceeds from maturities of investments ...........................................       93,365      53,791     97,718
     Purchases of investments ..........................................................      (87,532)    (60,930)   (82,183)
                                                                                            ---------     -------    -------
          Net cash (used in) provided by investing activities ..........................        2,396     (11,451)    10,037
                                                                                            ---------     -------    -------
Cash flows from financing activities:
     Deferred income taxes resulting from Tax Sharing Agreement ........................          559         303        (50)
Proceeds from exercise of stock options ................................................           14         125         --
     Repurchases of common stock .......................................................         (105)       (768)    (1,661)
                                                                                            ---------     -------    -------
          Net cash (used in) provided by financing activities ..........................          468        (340)    (1,711)
                                                                                            ---------     -------    -------
          Net change in cash and cash equivalents ......................................        1,852      (6,171)     8,689
Cash and cash equivalents at beginning of year .........................................        3,524       9,695      1,006
Cash and cash equivalents at end of year ...............................................    $   5,376       3,524      9,695
                                                                                            =========     =======    =======
Supplemental disclosure--cash paid for income taxes ....................................    $      26          84        102
                                                                                            =========     =======    =======
Supplemental disclosure of noncash transactions--contribution of software from
   American Software, Inc. .............................................................    $   1,173          --         --
                                                                                            =========     =======    =======

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


     Maintenance. Revenues derived from maintenance contracts primarily include telephone consulting, product updates and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Maintenance contracts are typically sold for a separate fee with initial contractual periods ranging from one to three years with renewal for additional periods thereafter. Maintenance fees are generally billed annually in advance. Maintenance revenues are recognized ratably over the term of the maintenance agreement. In situations where the maintenance fee is bundled with the license fee, Vendor Specific Objective Evidence ("VSOE") for maintenance is determined based on stated renewal rates in the contract, which generally average 18% of the net license fee.



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


     Indirect Channel Revenues. Sales are made through indirect channels only when a sale has been made by the distributor to an end-user. Revenues from indirect channels are recognized upon delivery of the software to the end-user assuming all other conditions of SOP 97-2 and SOP 98-9 are met.

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

                              LOGILITY INCORPORATED

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

     Total Expenditures, Amortization, and Write-offs. Total expenditures for capitalized computer software development costs, total research and development expense, total amortization of capitalized computer software development costs, total amortization of purchased computer software costs and write-off of capitalized computer software costs are as follows:

                                                                                                  Years ended April 30,
                                                                                                  ---------------------
                                                                                                2001       2000      1999
                                                                                                ----       ----      ----
                                                                                                      (in thousands)
Total capitalized computer software development costs ....................................     $ 2,966     3,373     3,952
Total research and development expense ...................................................       5,211     4,949     6,165
                                                                                               -------     -----    ------
Total research and development expense and capitalized computer software
   development costs .....................................................................     $ 8,177     8,322    10,117
                                                                                               =======     =====    ======
Total amortization of capitalized computer software development costs ....................     $ 2,704     2,761     3,169
                                                                                               =======     =====    ======
Total amortization of purchased computer software costs ..................................     $   135       106       244
                                                                                               =======     =====    ======
Write-off of capitalized computer software costs as a result of net realizable value
   analysis ..............................................................................     $    --        --     1,230
                                                                                               =======     =====    ======

                              LOGILITY INCORPORATED

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

                              LOGILITY INCORPORATED

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

     The numerator in calculating both basic and diluted earnings (loss) per common share for each year is the same as net income (loss). The denominator is based on the following number of common shares:

                                                                                                   Years ended April 30,
                                                                                                   ---------------------
                                                                                                 2001       2000      1999
                                                                                                 ----       ----      ----
                                                                                                       (in thousands)
     Weighted average common shares outstanding used for basic .............................    13,289     13,333    13,486
     Dilutive effect of outstanding stock options ..........................................        --        365        --
                                                                                                ------     ------    ------
     Total used for diluted ................................................................    13,289     13,698    13,486
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

(2)  Investments

     Investments, which are classified as held-to-maturity, consist of the following at April 30, 2001 and 2000 (in thousands):

                                                                       2001                                2000
                                                                       ----                                ----
                                                          Carrying     Fair     Unrealized    Carrying     Fair     Unrealized
                                                           value       value       gain        value       Value    gain (loss)
                                                           -----       -----       ----        -----       -----    -----------
     Commercial paper ...............................     $ 7,175       7,175        --         7,958       7,988       30
     Corporate bonds ................................       5,406       5,507       101        10,725      10,702      (23)
     Government securities ..........................       2,749       2,778        29         2,480       2,473       (7)
                                                          -------      ------       ---        ------      ------      ---
                                                          $15,330      15,460       130        21,163      21,163       --
                                                          =======      ======       ===        ======      ======      ===

     The maturity of investments as of April 30, 2001 is $10,420,000 in fiscal 2002 and $4,910,000 in fiscal 2003.

(3)  Furniture and Equipment

     Furniture and equipment consist of the following at April 30, 2000 and 1999 (in thousands):

                                                              2001         2000
                                                              ----         ----
     Computer and communications equipment ...............   $3,429       3,310
     Furniture and fixtures ..............................      411         413
                                                             ------       -----
                                                              3,840       3,723
     Less accumulated depreciation .......................    2,343       1,853
                                                             ------       -----
                                                             $1,497       1,870
                                                             ======       =====

                              LOGILITY INCORPORATED

(4)  Intangible Assets

     Intangible assets consist of the following at April 30, 2001 and 2000 (in thousands):

                                                                2001      2000
                                                                ----      ----
     Capitalized computer software development costs .....    $ 22,144   18,005
     Purchased computer software costs ...................       1,411    1,258
                                                              --------   ------
                                                                23,555   19,263
     Less accumulated amortization .......................      15,336   12,515
                                                              --------   ------
                                                              $  8,219    6,748
                                                              ========   ======

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

     The Company's effective tax rate differs from the "expected" income tax expense (benefit) calculated by applying the Federal statutory rate of 34% to earnings (loss) before income taxes as follows:

                                                                                                      Years ended April 30,
                                                                                                      ---------------------
                                                                                                   2001        2000     1999
                                                                                                   ----        ----     ----
                                                                                                         (in thousands)
     Computed "expected" income tax expense (benefit) ............................               $(1,935)       812    (2,723)
     Increase (decrease) in income taxes resulting from:
          State income taxes, net of Federal income tax effect ...................                  (231)       120        66
          Change in the valuation allowance for deferred tax assets ..............                 2,204       (827)    2,872
          Other, net .............................................................                   (38)      (105)     (115)
                                                                                                 -------       ----    ------
                                                                                                 $    --         --       100
                                                                                                 =======       ====    ======

     The significant components of deferred income tax expense (benefit) attributable to earnings (loss) before income taxes for the years ended April 30, 2001, 2000, and 1999, are as follows:

                                                                                                      Years ended April 30,
                                                                                                      ---------------------
                                                                                                   2001        2000     1999
                                                                                                   ----        ----     ----
                                                                                                         (in thousands)
     Deferred income tax expense (benefit) .......................................               $(2,204)       827    (2,872)

     Increase (decrease) in the valuation allowance for deferred tax assets ...........        2,204     (827)    2,872
                                                                                              ------     ----     -----
                                                                                              $   --       --        --
                                                                                              ======     ====     =====

                              LOGILITY INCORPORATED

               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

     The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities computed on a separate return basis and before consideration of the Company's Tax Sharing Agreement with ASI at April 30, 2001 and 2000 are presented as follows:

                                                                                              Years ended
                                                                                               April 30,
                                                                                               ---------
                                                                                            2001         2000
                                                                                            ----         ----
                                                                                              (in thousands)
     Deferred income tax assets:
          Compensated absences and other expenses, due to accrual for financial
             reporting purposes ......................................................     $  243          280
          Deferred revenue ...........................................................        421          421
          Accounts receivable, due to allowance for doubtful accounts ................        259          260
          Prepaid maintenance ........................................................        754          453
          Net operating loss carryforwards ...........................................      7,819        5,319
                                                                                           ------        -----
               Total gross deferred income tax assets ................................      9,496        6,733
          Less valuation allowance ...................................................      6,175        3,971
                                                                                           ------        -----
               Net deferred income tax assets ........................................      3,321        2,762
                                                                                           ------        -----
     Deferred income tax liabilities:
          Capitalized computer software development costs ............................      3,051        2,524
          Prepaid royalties ..........................................................         39           --
          Property and equipment, primarily due to differences in depreciation .......        228          236
          Other ......................................................................          3            2
                                                                                           ------        -----
               Total gross deferred income tax liabilities ...........................      3,321        2,762
                                                                                           ------        -----
               Net deferred income tax asset (liability) .............................     $   --           --
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

                              LOGILITY INCORPORATED

               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

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

     A summary of the status of the Company's Stock Plan as of April 30, 2001, 2000, and 1999 and changes during the years then ended is presented below:

                                                                                 Weighted-
                                                                                  average
                                                                      Shares       price
                                                                      ------       -----
Outstanding at April 30, 1998 .................................       262,070     $ 12.96
Granted .......................................................       600,130        2.93
Forfeited/canceled ............................................      (306,754)       8.78
                                                                     --------
Outstanding at April 30, 1999 .................................       555,446        4.22
Granted .......................................................       415,400        5.04
Exercised .....................................................       (43,454)       2.88
Forfeited/canceled ............................................      (163,303)       4.28
                                                                     --------
Outstanding at April 30, 2000 .................................       764,089        4.73
Granted .......................................................       132,000        3.17
Exercised .....................................................        (5,260)       2.75
Forfeited/canceled ............................................      (111,808)       5.53
                                                                     --------
Outstanding at April 30, 2001 .................................       779,021     $  4.37
                                                                     ========     =======
Options exercisable at April 30, 2001 .........................       326,841     $  4.87
                                                                     ========     =======
Weighted-average fair value of options granted during:
          2001 ................................................                   $  2.94
                                                                                  =======
          2000 ................................................                   $  2.63
                                                                                  =======
          1999 ................................................                   $  1.71
                                                                                  =======

     The following table summarizes information about fixed stock options outstanding at April 30, 2000:

                                              Options outstanding                                Options exercisable
                                              -------------------                                -------------------
                                                     Weighted-
                                Number                average             Weighted-           Number            Weighted-
                              outstanding            remaining             average          exercisable          average
        Range of             at April 30,           contractual           exercise           at April           exercise
                                        -
    exercise prices              2001                   life                price            30, 2001             price
    ---------------              ----                   ----                -----            --------             -----
     $1.69-- 3.25              359,706                   7.0                $ 2.71            170,781            $ 2.78
      3.26-- 4.87              301,225                   8.0                  3.97             92,498              4.10
      4.88--16.25              118,090                   6.8                 10.43             63,562             11.58
                               -------                   ---                ------            -------            ------
                               779,021                   7.3                $ 4.37            326,841            $ 4.87
                               =======                   ===                ======            =======            ======

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

                                                                       Years ended April 30,
                                                                       ---------------------
                                                                   2001          2000        1999
                                                                   ----          ----        ----
                                                                      (in thousands, except per
                                                                              share data)
     Net income (loss):
          As reported ......................................     $(5,692)        2,388      (8,108)
          Pro forma ........................................      (6,498)        1,063      (9,254)
     Diluted net income (loss) per common share:

          As reported ..............................    $  (.43)      .17       (.60)
          Pro forma ................................       (.49)      .08       (.69)

                              LOGILITY INCORPORATED

               NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                         2001      2000       1999
                                                         ----      ----       ----
     Dividend yield ................................          0%        0%         0%
     Expected volatility ...........................      121.2%    150.9%     131.4%
     Risk-free interest rate .......................        5.8%      5.6%       5.6%
     Expected life .................................    8 years   8 years    8 years

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

                              LOGILITY INCORPORATED

     Future minimum lease payments under noncancelable operating leases (excludes cancelable leases with ASI) are as follows (in thousands):

     Year ending April 30,
     ---------------------
     2002 .........................................................    $  463
     2003 .........................................................       454
     2004 .........................................................       306
     2005 .........................................................       237
     2006 .........................................................        65
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

          Services Agreement--Commencing August 1, 1997, the Company began purchasing (or selling) various services from (to) ASI based upon various cost methodologies as described below:

                                                                 Expense for the        Expense for the     Expense for the year
                                                                   year ended             year ended               ended
             Service                  Cost methodology           April 30, 2001         April 30, 2000         April 30, 1999
             -------                  ----------------           --------------         --------------         --------------
 .  General corporate             Apportioned based on            $    1,050,000         $      622,000         $      530,000
   services, including           formula to all ASI
   accounting and insurance      subsidiaries
   expense

 .  Professional services to      Cost plus billing with                 452,000                345,000                472,000
   customers on behalf of the    the percentage of costs
   Company (services are         and expenses to be
   available unless ASI          negotiated
   determines it is not
   economic or otherwise
   feasible)

 .  Employee benefits             Apportioned based on                    50,000                 40,000                 65,000
   services                      formula to all ASI
                                 subsidiaries

                              LOGILITY INCORPORATED

                                                                            Expense for        Expense for       Expense for
                                                                          the year ended     the year ended    the year ended
                                                                          April 30, 2001     April 30, 2000    April 30, 1999
                                                                          --------------                       --------------
Facilities Agreement--The Company leases various properties from ASI         $ 763,000          $ 418,000       $  330,000
   for specified square foot rates. The stated term of the agreement is for two years; however, it may be terminated by either party after a 90-day notice. In 2001 and 2000, ASI allocated utility expenses based on the Company's percentage of occupancy. Also included in these costs is utilities, telephone, and security expense.

Stock Option Agreement--The Company has granted ASI an option to          Not applicable     Not applicable    Not applicable
   purchase Company common stock to enable ASI to maintain the necessary ownership percentage required to consolidate the Company in ASI's consolidated Federal income tax return. The purchase price of the option is the average of the closing price on each of the five business days immediately preceding the date of payment.

Technology License Agreement--The Company granted ASI a nonexclusive,     Not applicable     Not applicable    Not applicable
   nontransferable, worldwide perpetual right and license to use, execute, reproduce, display, etc. its Supply Chain Planning and
   Execution Solutions (which ASI had transferred to the Company) so that ASI may maintain and support end-users of the software products.
   The license is fully paid and royalty-free.

Marketing License Agreement--The Company utilizes ASI as a nonexclusive        367,000            731,000        1,108,000
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


Atlanta, Georgia
June 14, 2001

                                                                     Schedule II

                                 LOGILITY, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                   Years ended April 30, 1999, 2000, and 2001
                                 (in thousands)

                         Allowance for Doubtful Accounts

                                                             Balance at    Additions                                 Balance at
                                                              beginning     charged      Other                         end of
                                                              of period    to expense  additions (1) Deductions (2)    period
                                                              ---------    ----------  ---------     --------------    ------
Year ended April 30, 1999 ............................          $421          907            --            881          447
Year ended April 30, 2000 ............................           447          120           232            115          684
Year ended April 30, 2001 ............................           684          483            55            670          552

______

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