Form 10-Q
period 2001-10-31
LOGILITY INC
filed 2001-12-14
CIK 1043915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        October 31, 2001
                              ----------------------------------


                                       OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________


Commission File Number     0-23057
                      -------------------------


                                 LOGILITY, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Georgia                                   58-2281338
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia               30305
-------------------------------------------------            -----------
(Address of principal executive offices)                      (Zip Code)

                                 (404) 261-9777
                             -------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

           Class                           Outstanding at December 13, 2001
-----------------------------              --------------------------------
Common Stock, no par value                         13,242,835   Shares

                                 LOGILITY, INC.

                                    Form 10-Q

                         Quarter Ended October 31, 2001

                                      Index

                                                                                        Page
                                                                                       Number
                                                                                     ----------
Part I - Financial Information

     Item 1. Financial Statements

        Condensed Balance Sheets (Unaudited)
           October 31, 2001 and April 30, 2001                                               3

        Condensed Statements of Operations (Unaudited)
           Three and Six Months Ended October 31, 2001 and 2000                              4

        Condensed Statements of Cash Flows (Unaudited)
           Six Months Ended October 31, 2001 and 2000                                        5

        Notes to Condensed Financial Statements (Unaudited)                                6-7

     Item 2. Management's Discussion and Analysis of Financial Condition and              8-16
               Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                     16

Part II - Other Information                                                                 17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 LOGILITY, INC.
                      Condensed Balance Sheets (Unaudited)
                        (in thousands, except share data)

                                                                                          October 31,          April 30,
                                                                                             2001                2001
                                                                                       -----------------    --------------
Current Assets:
      Cash and cash equivalents                                                               $ 14,020             $ 5,376
      Investments-current                                                                        7,234              10,420
      Trade accounts receivable, less allowance for doubtful accounts of
      $584 and $552 at October 31, 2001 and April 30, 2001, respectively:
                  Billed                                                                         3,463               4,353
                  Unbilled                                                                       2,046               1,636
     Due from American Software, Inc.                                                            2,800               2,916
     Prepaid expenses and other current assets                                                     473                 500
                                                                                       ---------------      --------------
                   Total current assets                                                         30,036              25,201
Investments-noncurrent                                                                             -                 4,910
Furniture and equipment, less accumulated depreciation                                           1,090               1,497
Intangible assets, less accumulated amortization                                                 8,060               8,219
Other assets, net                                                                                  972               1,014
                                                                                       ---------------      --------------
                                                                                               $40,158             $40,841
                                                                                       ===============      ==============
Liabilities and Shareholders' Equity:
Current liabilities:
      Accounts payable                                                                          $  815             $ 1,074
      Accrued compensation and related costs                                                     1,448               1,749
      Other current liabilities                                                                  1,382               1,531
      Deferred revenues                                                                          5,484               6,378
                                                                                       ---------------      --------------
           Total current liabilities                                                             9,129              10,732
Deferred income taxes                                                                            3,321               3,321
                                                                                       ---------------      --------------
           Total liabilities                                                                    12,450              14,053
                                                                                       ---------------      --------------

Shareholders' equity:
      Preferred stock:  2,000,000 shares authorized; no shares issued                                -                   -
      Common stock, no par value; 20,000,000 shares authorized;
           13,885,214 and 13,878,714 shares issued at October 31, 2001
           and April 30, 2001, respectively                                                          -                   -
      Additional paid-in capital                                                                44,703              44,684
      Accumulated deficit                                                                      (12,527)            (13,480)
      Treasury stock, at cost - 638,011 and 621,011 shares at October
      31, 2001 and April 30, 2001, respectively                                                 (4,468)             (4,416)
                                                                                       ---------------      --------------
           Total shareholders' equity                                                           27,708              26,788

      Commitments and contingencies

                                                                                       ---------------      --------------
                                                                                               $40,158             $40,841
                                                                                       ===============      ==============

See accompanying notes to condensed financial statements.

                                 LOGILITY, INC.
                 Condensed Statements of Operations (Unaudited)
                      (In thousands, except per share data)

                                            Three Months Ended       Six Months Ended
                                                October 31,             October 31,
                                           --------------------    --------------------
                                             2001        2000        2001        2000
                                           --------    --------    --------    --------
Revenues:
   License fees                            $  1,704    $  2,263    $  4,253    $  4,122
   Services and other                         2,365       1,870       5,097       4,275
   Maintenance                                2,833       2,479       5,669       5,136
                                           --------    --------    --------    --------
      Total Revenues                          6,902       6,612      15,019      13,533
                                           --------    --------    --------    --------
Cost of Revenues:
   License fees                                 901         902       1,917       1,680
   Services and other                         1,709       1,445       3,601       2,849
   Maintenance                                  468         408         956         819
                                           --------    --------    --------    --------
      Total Cost of Revenues                  3,078       2,755       6,474       5,348
                                           --------    --------    --------    --------
Gross Margin                                  3,824       3,857       8,545       8,185
                                           --------    --------    --------    --------
Operating expenses:

   Research and development                   1,428       2,209       2,885       4,370
   Less: capitalized development               (706)       (700)     (1,635)     (1,498)
   Sales and marketing                        2,201       4,077       5,195       7,153
   General and administrative                   825         888       1,721       1,860
   Charge for restructuring                    --           236        --           236
                                           --------    --------    --------    --------
      Total operating expenses                3,748       6,710       8,166      12,121
                                           --------    --------    --------    --------
 Operating income (loss)                         76      (2,853)        379      (3,936)
                                           --------    --------    --------    --------

   Other income                                 284         159         574         482
                                           --------    --------    --------    --------
Income (loss) before taxes                      360      (2,694)        953      (3,454)
 Income taxes                                    --          --          --          --
                                           --------    --------    --------    --------
Net income (loss)                          $    360    $ (2,694)   $    953    $ (3,454)
                                           ========    ========    ========    ========

Basic net income (loss) per common share   $   0.03    $  (0.20)   $   0.07    $  (0.26)
                                           ========    ========    ========    ========
Diluted net income (loss) per
common share*                              $   0.03    $  (0.20)   $   0.07    $  (0.26)
                                           ========    ========    ========    ========
      Weighted average common shares
      outstanding: Basic                     13,247      13,307      13,252      13,307
                                           ========    ========    ========    ========
                   Diluted                   13,255      13,307      13,280      13,307
                                           ========    ========    ========    ========


* Diluted weighted average common shares outstanding are not included in the three and six months ended October 31, 2000 calcuations due to the anti-dilution of the net loss.

See accompanying notes to condensed financial statements.

                                 LOGILITY, INC.
                 Condensed Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                     Six Months Ended
                                                                                        October 31,
                                                                                   ---------------------
                                                                                     2001        2000
                                                                                   --------    ---------
Cash flows from operating activities:

      Net income (loss)                                                            $    953    $ (3,454)
      Adjustments to reconcile net income (loss) to net cash provided by
           (used in) operating activities:
                  Depreciation and amortization                                       2,273       1,778
                  Write-off of minority investment in business                           --         300
                  Charge for restructuring - non-cash portion                            --         177
                  (Increase) decrease in assets:
                        Accounts receivable                                             480       1,555
                        Related party net receivable                                    116      (1,588)
                        Prepaid expenses and other assets                                69         (46)
                  Increase (decrease) in liabilities:
                        Accounts payable, accrued costs and other                      (709)       (175)
                        Deferred revenues                                              (894)       (817)
                                                                                   --------    --------
                             Net cash provided by (used in) operating activities      2,288      (2,270)
                                                                                   --------    --------

Cash flows from investing activities:
      Additions to capitalized computer software development costs                   (1,635)     (1,498)
      Additions to purchased computer software costs                                    (30)       (149)
      Proceeds from maturities of investments                                        20,516      54,294
      Purchases of investments                                                      (12,420)    (49,025)
      Minority investment in business                                                    --         (63)
      Purchases of furniture and equipment                                              (42)       (219)
                                                                                   --------    --------
                             Net cash provided by investing activities                6,389       3,340
                                                                                   --------    --------

Cash flows from financing activities:
      Repurchases of common stock                                                       (52)         --
      Proceeds from exercise of stock options                                            19          --
                                                                                   --------    --------
                            Net cash used in financing activities                       (33)         --
                                                                                   --------    --------

                            Net change in cash and cash equivalents                   8,644       1,070

                            Cash and cash equivalents at beginning of period          5,376       3,524
                                                                                   --------    --------

                            Cash and cash equivalents at end of period             $ 14,020    $  4,594
                                                                                   ========    ========


See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.   Basis of Presentation

     The accompanying condensed financial statements of Logility, Inc. (the "Company"), are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information presented in the condensed financial statements reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the periods indicated. These financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended April 30, 2001, as filed with the SEC on July 24, 2001, and the Company's Form 10-K/A for the fiscal year ended April 30, 2001, as filed with the SEC on November 20, 2001. The interim results reflected in the condensed financial statements are not necessarily indicative of the results to be expected for the full year.

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

     The numerator in calculating both basic and diluted earnings (loss) per common share for each period is the same as net earnings (loss). The denominator is based on the following number of common shares:

                                                               Three Months ended     Six Months ended
                                                                   October 31,            October 31,
                                                                2001          2000     2001        2000
                                                              ---------------------- -------------------
                                                                  (in thousands)         (in thousands)
              Common Shares:
              Weighted average common shares outstanding        13,247     13,307      13,252     13,307

              Dilutive effect of outstanding stock options*
                                                                     8          -          28          -
                                                              -------------------    -------------------
              Total                                             13,255     13,307      13,280     13,307
                                                              ===================    ===================

              Net earnings (loss):                            $    360   $ (2,694)   $    953   $ (3,454)

              Net earnings (loss) per common share:
                  Basic                                       $   0.03   $  (0.20)   $   0.07   $  (0.26)
                                                              ===================    ===================
                  Diluted                                     $   0.03   $  (0.20)   $   0.07   $  (0.26)
                                                              ===================    ===================


              *For the three and six months ended October 31, 2001, options to purchase 784,048 shares and 455,168 shares, respectively, of common stock were excluded from the calculation of dilutive earnings per share because the options' exercise price was greater than the average market price of the common stock for the period. As of October 31, 2001, total options to purchase 809,548 shares were outstanding.

              Because of the antidilutive effect of the net loss, all outstanding stock options were excluded from the calculation of diluted earnings per share for the three and six months ended October 31, 2000. Options to purchase 403,952 and 390,774 shares of common stock for the three and six months ended October 31, 2000 would have been taken into account in calculating dilutive earnings per share were it not for the antidilutive effect of the net loss. As of October 31, 2000, total options to purchase 837,707 shares were outstanding.

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

OVERVIEW

Logility, Inc. ("Logility" or the "Company") develops, markets and supports e-Business solutions for business-to-business (B2B) collaborative commerce that optimize supply chain management of manufacturers, suppliers, distributors, retailers and other organizations. The supply chain refers to the complex network of relationships that organizations maintain with trading partners to source, manufacture and deliver products to the customer. Logility Voyager SolutionsTM consists of an Internet-based, integrated software suite that provides advanced supply chain management including collaborative planning, strategic network design, sales forecasting, optimized supply sourcing, warehouse management, and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service across our customers' supply chains, via corporate Internet portals and public e-Business trading exchanges.

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

COMPARISON OF RESULTS

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended October 31, 2001 and 2000:

                                                            Percentage of                    Pct. Change
                                                            Total Revenues                   in Dollars
                                                  ------------------------------------  ------------------
                                                       2001                2000             2001 vs 2000
                                                  --------------    ----------------    ------------------
Revenues:
  License fees                                          25%                 34%                 (25)%
  Services and other                                    34                  29                   26
  Maintenance                                           41                  37                   14
                                                  -------------    ----------------    ------------------
      Total revenues                                   100                 100                    4
                                                  -------------    ----------------    ------------------
Cost of revenues:
  License fees                                          13                  14                    -
  Services and other                                    25                  22                   18
  Maintenance                                            7                   6                   15
                                                  -------------    ----------------    ------------------
      Total cost of revenues                            45                  42                   12
                                                  -------------    ----------------    ------------------
Gross margin                                            55                  58                   (1)
Operating expenses:
  Research and development (net)                        10                  23                  (52)
  Sales and marketing                                   32                  61                  (46)
  General and administrative                            12                  13                   (7)
  Charge for restructuring                               -                   4                   nm
                                                  -------------    ----------------    ------------------
      Total operating expenses                          54                 101                  (44)
                                                  -------------    ----------------    ------------------
Operating income (loss)                                  1                 (43)                  nm

                                                  -------------    ----------------    ------------------
Other income, net                                        4                   2                   79
                                                  -------------    ----------------    ------------------
Income (loss) before income taxes                        5                 (41)                  nm
Income taxes                                             -                   -                    -
                                                  -------------    ----------------    ------------------

      Net income (loss)                                  5%                (41)                  nm
                                                  =============    ================    ==================


nm - not meaningful

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the six months ended October 31, 2001 and 2000:

                                                                              Percentage of                 Pct. Change
                                                                             Total Revenues                 in Dollars
                                                                   -------------------------------         -------------
                                                                          2001                2000          2001 vs 2000
                                                                   -----------         -----------         -------------
Revenues:
  License fees                                                              28%                 30%                   3%
  Services and other                                                        34                  32                   19
  Maintenance                                                               38                  38                   10
                                                                   -----------         -----------         ------------
      Total revenues                                                       100                 100                   11
                                                                   -----------         -----------         ------------
Cost of revenues:
  License fees                                                              13                  12                   14
  Services and other                                                        24                  21                   26
  Maintenance                                                                6                   6                   17
                                                                   -----------         -----------         ------------
      Total cost of revenues                                                43                  39                   21
                                                                   -----------         -----------         ------------
Gross margin                                                                57                  61                    4
Operating expenses:
  Research and development (net)                                             8                  21                  (56)
  Sales and marketing                                                       35                  53                  (27)
  General and administrative                                                11                  14                   (7)
  Charge for restructuring                                                   -                   2                   nm
                                                                   -----------         -----------         ------------
      Total operating expenses                                              54                  90                  (33)
                                                                   -----------         -----------         ------------
Operating income (loss)                                                      3                 (29)                  nm

                                                                   -----------         -----------         ------------
Other income, net                                                            3                   4                   19
                                                                   -----------         -----------         ------------
Income (loss) before income taxes                                            6                 (25)                  nm
Income taxes                                                                 -                   -                    -
                                                                   -----------         -----------         ------------

      Net income (loss)                                                      6%                (25)%                 nm
                                                                   ===========         ===========         ============

nm - not meaningful

THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000:
---------------------------------------------

REVENUES:

Our total revenues increased 4% to approximately $6.9 million from $6.6 million for the comparable quarter a year ago. This increase was due primarily to increases in services and maintenance revenues, partially offset by a decrease in license fees. International revenues represented approximately 13% of total revenues in the quarter ended October 31, 2001 compared to approximately 10% a year ago.

LICENSES. License fee revenues decreased 25% to approximately $1.7 million from $2.3 million for the same quarter a year ago primarily as a result of slow general economic conditions. The direct sales channel provided approximately 94% of license fee revenues for the quarter ended October 31, 2001, compared to approximately 70% in the comparable quarter a year ago. This increase is due primarily to lower sales contribution from our indirect channels. For the quarter ended October 31, 2001, our margins after commissions on direct sales were approximately 89% and our margins after commissions on indirect sales were approximately 92%.

SERVICES AND OTHER. Services and other revenues increased 26% to approximately $2.4 million from $1.9 million for the same quarter a year ago as a result of increased license fee sales in the two to three prior quarters resulting in higher software implementation service levels.

MAINTENANCE. Maintenance revenues increased 14% to approximately $2.8 million from $2.5 million for the same quarter a year ago, due to continued growth in the installed base of our software. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

Total gross margin in the quarter ended October 31, 2001 was 55% of total revenues, compared to 58% a year ago. This decrease was largely due to the decreased gross margin on license fee revenues, which fell to 47% from 60% a year ago. The decrease in license fee gross margin was primarily due to the combination of lower license fees and the relatively fixed amount of amortization expense on capitalized software, which makes up the primary component of cost of license fees. The gross margin on services revenues increased to 28% from 23% a year ago, due to higher levels of software implementation services as well as improved utilization of services staff, while maintenance gross margins declined slightly, to 83% compared to 84% for the prior year quarter.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                          Three Months Ended (000's omitted)
                                                -------------------------------------------------------
                                                  October 31,           Percent         October 31,
                                                      2001              Change              2000
                                                -----------------     ------------    -----------------
Gross product development costs                        $1,428            (35) %             $ 2,209
      Percentage of total revenues                         21 %                                  33 %
Less:  Capitalized development                           (706)             1  %                (700)
      Percentage of gross prod. dev. costs                 49 %                                  32 %
                                                -----------------     ------------    -----------------
Product development expenses                           $  722            (52) %             $ 1,509
      Percentage of total revenues                         10 %                                  23 %


Gross product development costs decreased 35% in the quarter ended October 31, 2001 compared to a year ago, due to cost reduction efforts and the reallocation of some R&D resources to services and support. Capitalized development increased 1% from a year ago, and the rate of capitalized development as a percentage of gross product development costs increased to 49% versus 32% a year ago, primarily as a result of lower gross development costs, as well as the push for completion of several capitalized projects during the last quarter. Gross development costs decreased, while capitalized development increased, due to the shift of certain projects from the research phase to the development phase. Product development expenses, as a percentage of total revenues, decreased to 10% from 23% a year ago, due primarily to lower gross product development costs, as well as increased total revenues.

SALES AND MARKETING. Sales and marketing expenses decreased 46% from the same period a year ago, due primarily to cost reduction efforts across all categories of marketing expenditures, including in particular reduced sales and marketing staff headcount. As a percentage of total revenues, sales and marketing expenses were 32% for the quarter ended October 31, 2001, compared to 61% for the quarter ended October 31, 2000. This decrease was due primarily to the decreased level of expenditures, as well as an increase in revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 7% to approximately $825,000 from a year ago, mainly as a result of a decrease in the number of employees. For the three months ended October 31, 2001, the average number of employees was approximately 159, compared to approximately 210 for the three months ended October 31, 2000.

OTHER INCOME:

Other income is comprised of earnings from the investment of our cash reserves. Our investments are short term in nature, and all investments mature within one year. For the quarter ended October 31, 2001, these investments generated an annualized yield of approximately 4.3%.


INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software, Inc. However, we provide for income taxes as if we were filing a separate income tax return. For the quarter ended October 31, 2001, we did not record any income taxes as a result of cumulative net operating losses.

SIX MONTHS ENDED OCTOBER 31, 2001 AND 2000:
------------------------------------------

REVENUES:

Our total revenues increased 11% to approximately $15.0 million from $13.5 million for the comparable period a year ago. This increase was due primarily to increases in services and maintenance revenues, and to a lesser extent an increase in license fees. International revenues represented approximately 14% of total revenues in the six months ended October 31, 2001, the same percentage as a year ago.

LICENSES. License fee revenues increased 3% to approximately $4.3 million from $4.1 million for the same period a year ago primarily as a result of increased effectiveness of our recently reorganized sales and sales management teams. The direct sales channel provided approximately 95% of license fee revenues for the six months ended October 31, 2001, compared to approximately 71% in the comparable period a year ago. This increase is due primarily to lower sales contribution from our indirect channels. For the six months ended October 31, 2001, our margins after commissions on both direct and indirect sales were approximately 88%.

SERVICES AND OTHER. Services and other revenues increased 19% to approximately $5.1 million from $4.3 million for the same period a year ago as a result of increased license fee sales in the two or three prior quarters resulting in higher software implementation service levels.

MAINTENANCE. Maintenance revenues increased 10% to approximately $5.7 million from $5.1 million for the same period a year ago, due to continued growth in the installed base of our software. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

Total gross margin in the six months ended October 31, 2001 was 57% of total revenues, compared to 61% a year ago. This decrease was due to decreased gross margins on both license fees and services revenues. The gross margin on license fee revenues fell to 55% from 59% a year ago, primarily due to timing issues between the research and development phases of certain projects, and increased amortization of capitalized software costs. Services gross margin decreased to 29% from 33% a year ago, primarily due to one customized services contract, the revenue on which is being deferred until delivery, as well as lower margin third party business. Maintenance gross margins decreased slightly to 83% from 84% in the prior year period.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                          Six Months Ended (000's omitted)
                                                               -------------------------------------------------------
                                                                 October 31,           Percent         October 31,
                                                                     2001              Change              2000
                                                               -----------------     ------------    -----------------
Gross product development costs                                        $ 2,885            (34) %             $ 4,370
      Percentage of total revenues                                          19 %                                  32 %
Less:  Capitalized development                                          (1,635)             9  %              (1,498)
      Percentage of gross prod. dev. costs                                  57 %                                  34 %
                                                               -----------------     ------------    -----------------
Product development expenses                                           $ 1,250            (56) %             $ 2,872
      Percentage of total revenues                                           8 %                                  21 %

Gross product development costs decreased 34% in the six months ended October 31, 2001 compared to a year ago, due to cost reduction efforts and the reallocation of some R&D resources to services and support. Capitalized development increased 9% from a year ago, and the rate of capitalized development as a percentage of gross product development costs increased to 57% versus 34% a year ago, primarily as a result of lower gross development costs, as well as the push for completion of several capitalized projects during the last two quarters. Gross development costs decreased, while capitalized development increased, due to the shift of certain projects from the research phase to the development phase. Product development expenses, as a percentage of total revenues, decreased to 8% from 21% a year ago, due primarily to lower gross product development costs, as well as increased total revenues.

SALES AND MARKETING. Sales and marketing expenses decreased 27% from the same period a year ago, due primarily to cost reduction efforts across all categories of marketing expenditures, including in particular reduced sales and marketing staff headcount As a percentage of total revenues, sales and marketing expenses were 35% for the six months ended October 31, 2001, compared to 53% for the prior year period. This decrease was due primarily to the decreased expenditures, as well as the increase in overall revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 7% to approximately $1.7 million from a year ago, mainly as a result of a decrease in the number of employees. For the six months ended October 31, 2001, the average number of employees was approximately 163, compared to approximately 209 for the same period in the prior year.

OTHER INCOME:

Other income is comprised of earnings from the investment of our cash reserves. Our investments are short term in nature, and all investments mature within one year. For the six months ended October 31, 2001, these investments generated an annualized yield of approximately 4.6%.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software, Inc. However, we provide for income taxes as if we were filing a separate income tax return. For the six months ended October 31, 2001, we did not record any income taxes as a result of cumulative net operating losses.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The following table shows information about our cash flows during the six months ended October 31, 2001 and October 31, 2000. This table and the discussion that follows should be read in conjunction with our condensed consolidated statements of cash flows contained in "Item 1. Financial Statements" in Part I of this report and in the amendment to our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2001, filed November 20, 2001.

                                                                          Six Months Ended
                                                                      October 31(000's omitted)
                                                                     ----------------------------
                                                                         2001          2000
                                                                     -----------  ---------------
Net cash provided by (used in) operating activities before
    changes in operating assets and liabilities.                          3,226         (1,199)
(Increase) in operating assets and liabilities                             (938)        (1,071)
                                                                     ----------     ----------
Net cash provided by (used in) operating activities                       2,288         (2,270)

Net cash provided by investing activities                                 6,389          3,340
Net cash used in financing activities                                       (33)             -
                                                                     ----------     ----------
   Net increase in cash and cash equivalents                              8,644          1,070
                                                                     ==========     ==========

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

Our operating activities provided cash of approximately $2.3 million in the six months ended October 31, 2001, and used cash of approximately $2.3 million in the same period last year. Operating cash flows increased for the period primarily because of the net income of $953,000 for the period, compared to the net loss of $3.5 million for the prior year period.

Cash provided by investing activities was approximately $6.4 million for the six months ended October 31, 2001. This was composed primarily of the net sale of investments of $8.1 million, which was partially offset by $1.6 million in additions to capitalized software development costs. For the same period last year, cash provided by investing activities was approximately $3.3 million, composed primarily of $5.3 million in net sale of investments, partially offset by $1.5 million in additions to capitalized software development costs.

Cash used in financing activities was $33,000 for the six months ended October 31, 2001, and no cash was used in financing activities in the same period last year. Cash flows used in financing activities for the current period were composed of $52,000 in repurchases of our common stock, partially offset by $19,000 in cash proceeds from the exercise of stock options.

Days Sales Outstanding (DSO) in accounts receivable were 80 days as of October 31, 2001, compared to 84 days as of October 31, 2000. This decrease was due primarily to higher levels of revenues for the current quarter, as well as improved collection efforts.

Our current ratio on October 31, 2001 was 3.3 to 1 and we have no debt. Our principal sources of liquidity are our cash and investments, which totaled approximately $21.3 million at October 31, 2001. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend.

On December 15, 1997, our Board of Directors approved a resolution authorizing the repurchase of up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998. In November 1998 we adopted an additional repurchase plan for up to 800,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility's common stock and management's assessment of our liquidity and cash flow needs. For both plans, through December 13, 2001, we had purchased a cumulative total of 642,379 shares at a total cost of approximately $4.5 million.

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

We were required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. We do not currently expect that the adoption of Statement 142 will have a material adverse impact on our financial condition or results of operations.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than May 1, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of Statement 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the six months ended October 31, 2001, we generated 14% of our revenues outside the United States. International sales usually are made by our foreign subsidiaries or value added resellers, and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expense incurred by foreign subsidiaries is denominated in the local currencies. We have not engaged in any hedging activities.

Interest rates. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. dollars. The fair value of securities held at October 31, 2001 was approximately $18.3 million.

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

          (a) The Company held its 2001 Annual Meeting of Stockholders on August 21, 2001.

          (b) The following directors were elected at the meeting:

                     J. Michael Edenfield and John A. White

              Other directors whose terms of office continue after the meeting are set forth below:

                     James C. Edenfield, Parker H. Petit and Frederick E. Cooper

          (c) At the Company's 2001 Annual Meeting of Stockholders, the only Stockholder vote taken was with respect to the election of directors. The results of that election are below. There was no opposition to the nominees.

                     J. Michael Edenfield: Votes "For": 13,123,938; Withholding Authority to Vote "For": 23,430.

                     John A. White: Votes "For": 13,125,542; Withholding Authority to Vote "For": 21,826.

          (d) Not applicable.

Item 5.       Other Information
-------       -----------------

              None.

Item 6.       Exhibits and Reports on Form 8-K
-------       --------------------------------

              (a) Exhibits:

              None

              (b) No report on Form 8-K was filed during the quarter ended
                  October 31, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LOGILITY, INC.



DATE   December 13, 2001             /s/ J. Michael Edenfield
                                     ----------------------------------
                                     J. Michael Edenfield
                                     President, Chief Executive Officer



DATE   December 13, 2001             /s/ Vincent C. Klinges
                                     ----------------------------------
                                     Vincent C. Klinges
                                     Chief Financial Officer



DATE   December 13, 2001             /s/ Deirdre J. Lavender
                                     ----------------------------------
                                     Deirdre J. Lavender
                                     Controller and Principal Accounting Officer