Form 10-Q
period 2002-01-31
LOGILITY INC
filed 2002-03-15
CIK 1043915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       January 31, 2002
                               -----------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number     0-23057
                       -----------------------


                                 LOGILITY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Georgia                                        58-2281338
------------------------------------        ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

470 East Paces Ferry Road, N.E., Atlanta, Georgia              30305
-------------------------------------------------            ----------
(Address of principal executive offices)                     (Zip Code)

                                 (404) 261-9777
                             -----------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

          Class                               Outstanding at March 14, 2002
--------------------------                    -----------------------------
Common Stock, no par value                         13,229,357   Shares

                                 LOGILITY, INC.

                                    Form 10-Q

                         Quarter Ended January 31, 2002

                                      Index

                                                                                     Page
                                                                                     Number
                                                                                  ------------
Part I - Financial Information

     Item 1. Financial Statements

          Condensed Balance Sheets (Unaudited)
             January 31, 2002 and April 30, 2001                                            3

          Condensed Statements of Operations (Unaudited)
             Three and Nine Months Ended January 31, 2002 and 2001                          4

          Condensed Statements of Cash Flows (Unaudited)
             Nine Months Ended January 31, 2002 and 2001                                    5

          Notes to Condensed Financial Statements (Unaudited)                             6-9

     Item 2. Management's Discussion and Analysis of Financial Condition and            10-18
                 Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                 18-19

Part II - Other Information                                                                20

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 LOGILITY, INC.
                      Condensed Balance Sheets (Unaudited)
                        (in thousands, except share data)

                                                                               January 31,         April 30,
                                                                                  2002                2001
                                                                            -----------------  ----------------
Current Assets:
      Cash and cash equivalents                                                   $  11,406         $   5,376
      Investments-current                                                            10,411            10,420
      Trade accounts receivable, less allowance for doubtful accounts of
      $239 and $552 at January 31, 2002 and April 30, 2001, respectively:
                  Billed                                                              3,955             4,353
                  Unbilled                                                            1,536             1,636
      Due from American Software, Inc.                                                2,225             2,916
      Prepaid expenses and other current assets                                         415               500
                                                                            -----------------  ----------------
                   Total current assets                                              29,948            25,201
Investments-noncurrent                                                                    -             4,910
Furniture and equipment, less accumulated depreciation                                  996             1,497
Intangible assets, less accumulated amortization                                      7,733             8,219
Other assets, net                                                                       950             1,014
                                                                            -----------------  ----------------
                                                                                  $  39,627         $  40,841
                                                                            =================  ================
Liabilities and Shareholders' Equity:
Current liabilities:
      Accounts payable                                                            $     584         $   1,074
      Accrued compensation and related costs                                          1,379             1,749
      Other current liabilities                                                       1,140             1,531
      Deferred revenues                                                               4,910             6,378
                                                                            -----------------  ----------------
           Total current liabilities                                                  8,013            10,732
Deferred income taxes                                                                 3,321             3,321
                                                                            -----------------  ----------------
           Total liabilities                                                         11,334            14,053
                                                                            -----------------  ----------------

Shareholders' equity:
      Preferred stock:  2,000,000 shares authorized; no shares issued                     -                 -
      Common stock, no par value; 20,000,000 shares authorized;
           13,885,214 and 13,878,714 shares issued at January 31, 2002
           and April 30, 2001, respectively                                               -                 -
      Additional paid-in capital                                                     44,703            44,684
      Accumulated deficit                                                           (11,914)          (13,480)
      Treasury stock, at cost - 648,107 and 621,011 shares at January
           31, 2002 and April 30, 2001, respectively                                 (4,496)           (4,416)
                                                                            -----------------  ----------------
           Total shareholders' equity                                                28,293            26,788

      Commitments and contingencies
                                                                            -----------------  ----------------
                                                                                  $  39,627         $  40,841
                                                                            =================  ================

See accompanying notes to condensed financial statements.

                                 LOGILITY, INC.
                 Condensed Statements of Operations (Unaudited)
                      (In thousands, except per share data)

                                                    Three Months Ended                    Nine Months Ended
                                                         January 31,                          January 31,
                                              ----------------------------------  ------------------------------------
                                                   2002               2001              2002               2001
                                              ----------------   ---------------  -----------------   ----------------
Revenues:
   License fees                               $       1,692      $       1,904       $      5,945        $     6,026
   Services and other                                 2,776              1,897              7,873              6,172
   Maintenance                                        2,768              2,684              8,437              7,820
                                              ----------------   ---------------  -----------------   ----------------
      Total Revenues                                  7,236              6,485             22,255             20,018
                                              ----------------   ---------------  -----------------   ----------------
Cost of Revenues:
   License fees                                         979              1,406              2,896              3,086
   Services and other                                 1,567              1,434              5,168              4,283
   Maintenance                                          550                388              1,506              1,207
                                              ----------------   ---------------  -----------------   ----------------
      Total Cost of Revenues                          3,096              3,228              9,570              8,576
                                              ----------------   ---------------  -----------------   ----------------
Gross Margin                                          4,140              3,257             12,685             11,442
                                              ----------------   ---------------  -----------------   ----------------
Operating expenses:
   Research and development                           1,406              1,894              4,291              6,264
   Less: capitalized development                       (584)              (506)            (2,219)            (2,004)
   Sales and marketing                                2,082              3,372              7,277             10,525
   General and administrative                           794                968              2,485              2,768
   Provision for doubtful accounts                       30                393                 60                453
   Charge for restructuring                               -                240                  -                476
                                              ----------------   ---------------  -----------------   ----------------
      Total operating expenses                        3,728              6,361             11,894             18,482
                                              ----------------   ---------------  -----------------   ----------------
Operating income (loss)                                 412             (3,104)               791             (7,040)
                                              ----------------   ---------------  -----------------   ----------------

Other Income                                            201                398                775                880
                                              ----------------   ---------------  -----------------   ----------------
Income (loss) before taxes                              613             (2,706)             1,566             (6,160)
Income taxes                                              -                  -                  -                  -
                                              ----------------   ---------------  -----------------   ----------------
Net income (loss)                             $         613      $      (2,706)      $     1,566         $    (6,160)
                                              ================   ===============  =================   ================
Basic net income (loss) per common share      $        0.05      $       (0.20)      $       0.12        $     (0.46)
                                              ================   ===============  =================   ================
Diluted net income (loss) per common share*   $        0.05      $       (0.20)      $       0.12        $     (0.46)
                                              ================   ===============  =================   ================

Weighted average common shares outstanding:
                                                     13,242             13,284             13,250             13,299
                                              ================   ==============   ================   ================

                                                     13,249             13,284             13,268             13,299
                                              ================   ==============   ================   ================

* Diluted weighted average common shares outstanding are not included in the three and nine months ended January 31, 2001 calculations due to the anti-dilution of the net loss.

See accompanying notes to condensed financial statements.

                                 LOGILITY, INC.
                 Condensed Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                                  Nine Months Ended
                                                                                                     January 31,
                                                                                         -------------------------------------
                                                                                               2002                2001
                                                                                         -----------------    ----------------
Cash flows from operating activities:

      Net income (loss)                                                                     $      1,566         $     (6,160)
      Adjustments to reconcile net income (loss) to net cash provided by
           (used in) operating activities:
                  Depreciation and amortization                                                    3,332                2,603
                  Provision for doubtful accounts receivable                                          60                  453
                  Write-off of minority investment in business                                         -                  300
                  Charge for restructuring - non-cash portion                                          -                  182
                  (Increase) decrease in assets:
                        Accounts receivable                                                          438                2,214
                        Due from Parent                                                              691                 (117)
                        Prepaid expenses and other assets                                            149                   50
                  Increase (decrease) in liabilities:
                        Accounts payable, accrued costs and other                                 (1,251)              (1,058)
                        Deferred revenues                                                         (1,468)                (159)
                                                                                         -----------------    ----------------
                             Net cash provided by (used in) operating activities                   3,517               (1,692)
                                                                                         -----------------    ----------------

Cash flows from investing activities:
      Additions to capitalized computer software development costs                                (2,219)              (2,004)
      Additions to purchased computer software costs                                                 (43)                (170)
      Proceeds from maturities of investments                                                     26,376               76,629
      Purchases of investments                                                                   (21,457)             (71,129)
      Minority investment in business                                                                  -                  (63)
      Purchases of furniture and equipment                                                           (83)                (241)
                                                                                         -----------------    ----------------
                             Net cash provided by investing activities                             2,574                3,022
                                                                                         -----------------    ----------------

Cash flows from financing activities:
      Repurchases of common stock                                                                    (80)                (105)
      Proceeds from exercise of stock options                                                         19                    -
                                                                                         -----------------    ----------------
                            Net cash used in financing activities                                    (61)                (105)
                                                                                         -----------------    ----------------

                             Net change in cash and cash equivalents                               6,030                1,225

                             Cash and cash equivalents at beginning of period                      5,376                3,524
                                                                                         -----------------    ----------------

                             Cash and cash equivalents at end of period                     $     11,406         $      4,749
                                                                                         =================    ================

Supplemental disclosure of noncash investing activity:

     Transfer of software from Parent                                                       $          -         $      1,173
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

B.   Industry Segments

     The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates and manages its business in one segment, providing business-to-business collaborative commerce solutions to optimize supply chain operations for manufacturers, distributors and retailers.

C.   Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. No statements of comprehensive income (loss) have been included in the accompanying condensed financial statements since comprehensive income (loss) and net income (loss) presented in the accompanying condensed statements of operations would be the same.

D.   Revenue Recognition

     The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition With Respect to Certain Transactions.

     License. License revenues in connection with license agreements for standard proprietary and tailored software are recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor-specific evidence exists to defer any revenue related to undelivered elements of the arrangement.

     Services. Revenues derived from services primarily include consulting, implementation, and training. The Company bills fees under both time and materials and fixed fee arrangements and recognizes revenues as it performs the services.

Maintenance. Revenues derived from maintenance contracts primarily include telephone consulting, product updates and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Maintenance contracts are typically sold for a separate fee with initial contractual periods ranging from one to three years with renewal for additional periods thereafter. Maintenance fees are generally billed annually in advance. Maintenance revenues are recognized ratably over the term of the maintenance agreement. In situations where the maintenance fee is bundled with the license fee, the Company determines Vendor Specific Objective Evidence ("VSOE") for maintenance based on stated renewal rates in the contract, which generally average 18% of the net license fee.

Deferred Revenues. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time the Company recognizes revenues.

Indirect Channel Revenues. The Company recognizes revenues from sales it makes through indirect channels only when the distributor makes a sale to an end-user. Revenues from indirect channels are recognized upon delivery of the software to the end-user assuming all other conditions of SOP 97-2 and SOP 98-9 are met.

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

The numerator in calculating both basic and diluted earnings (loss) per common share for each period is the same as net earnings (loss). The denominator is based on the following number of common shares:

                                                                    Three Months ended         Nine Months ended
                                                                        January 31,               January 31,
                                                                    2002          2001         2002          2001
                                                                -------------------------- -------------------------
                                                                      (in thousands)             (in thousands)
          Common Shares:
          Weighted average common shares outstanding                 13,242       13,284        13,250       13,299

          Dilutive effect of outstanding stock options*                   7            -            18            -
                                                                -------------------------- -------------------------
          Total                                                      13,249       13,284        13,268       13,299
                                                                ========================== =========================

          Net earnings (loss):                                   $      613   $   (2,706)   $    1,566   $   (6,160)

          Net earnings (loss) per common share:
              Basic                                              $     0.05   $    (0.20)   $     0.12   $    (0.46)
                                                                ========================== =========================
              Diluted                                            $     0.05   $    (0.20)   $     0.12   $    (0.46)
                                                                ========================== =========================

          *For the three and nine months ended January 31, 2002, options to purchase 735,222 shares and 511,483 shares, respectively, of common stock were excluded entirely from the calculation of dilutive earnings per share because the options' exercise price was greater than the average market price of the common stock for the period. As of January 31, 2002, total options to purchase 767,722 shares were outstanding.

          Because of the antidilutive effect of the net loss, all outstanding stock options were excluded from the calculation of diluted earnings per share for the three and nine months ended January 31, 2001. Options to purchase 779,131 and 395,126 shares of common stock for the three and nine months ended January 31, 2001 would have been taken into account in calculating dilutive earnings per share were it not for the antidilutive effect of the net loss. As of January 31, 2001, total options to purchase 791,896 shares were outstanding.

     F.   Agreements with American Software, Inc. ("ASI")

     Effective August 1, 1997 (except for the Tax Sharing Agreement, which was effective January 23, 1997), the Company entered into certain contractual arrangements with ASI related to the following:

     Tax Sharing Agreement--The Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. All benefits derived from deferred tax assets as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards) that arose prior to the Company's October 1997 initial public offering (of $5,768,000) were allocated to ASI. Accordingly, the Company will not receive any benefit from the $5,768,000 of contributed gross deferred tax assets. In addition, certain deferred tax liabilities that arose prior to the initial public offering were allocated to the Company (which gives rise to the Company's net deferred tax liability of $3,321,000 at January 31, 2002 recorded in the accompanying condensed balance sheets). To the extent the tax computation produces a tax benefit for the Company, ASI is required to pay such amounts to the Company only if and when realized by ASI by a reduction in income taxes payable with respect to the current tax period. At April 30, 2001, ASI had net operating loss carryforwards of approximately $43.0 million which ASI must utilize before the Company would receive payment for any currently generated tax benefits. Such net operating losses expire in varying amounts through 2021.

     Services Agreement--Commencing August 1, 1997, the Company began purchasing or selling various services from or to ASI based upon various cost methodologies as described below:

                                                                Expense for the      Expense for the
                                                               Nine months ended    Nine months ended
             Service                Cost methodology           January 31, 2002     January 31, 2001
             -------                ----------------           ----------------     ----------------
..  General corporate            Apportioned based on                $ 989,000              $ 924,000
   services, including          formula to all ASI
   accounting and insurance     subsidiaries
   expense

..  Professional services to     Cost plus billing with                345,000                230,000
   customers on behalf of the   the percentage of costs
   Company (services are        and expenses to be
   available unless ASI         negotiated
   determines it is not
   economic or otherwise
   feasible)

..  Employee benefits services   Apportioned based on                   38,000                 30,000
                                formula to all ASI
                                subsidiaries

                                                                            Expense for the          Expense for the
                                                                           Nine months ended        Nine months ended
                                                                           January 31, 2002         January 31, 2001
                                                                           ----------------         ----------------
Facilities Agreement--The Company leases various properties from ASI              $ 463,000                $ 620,000
for specified square foot rates. The stated term of the agreement is for two years with automatic one year extensions; however, it may be terminated by either party after a 90-day notice. ASI allocates utility expenses based on the Company's percentage of occupancy. Also included in these costs is utilities, telephone, and security expense.

Stock Option Agreement--The Company has granted ASI an option to             Not applicable           Not applicable
purchase Company common stock to enable ASI to maintain the
necessary ownership percentage required to consolidate the Company in ASI's consolidated Federal income tax return. The purchase price of the option is the average of the closing price on each of the five business days immediately preceding the date of payment.


Technology License Agreement--The Company granted ASI a                      Not applicable           Not applicable
nonexclusive, nontransferable, worldwide perpetual right and license to use, execute, reproduce, display, etc. its Supply Chain Planning and
Execution Solutions (which ASI had transferred to the Company) so that ASI may maintain and support end-users of the software products.
The license is fully paid and royalty-free.

Marketing License Agreement--The Company utilizes ASI as a                          109,000                  357,000
nonexclusive marketing representative for licensing of its products and pays ASI 30% (50% for certain international licenses) of net license fees for its services. The stated term of the agreement is for five years, may be terminated at either party's discretion upon 12 months'
notice.

     G.   Lease Commitments

     The Company occupies its principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note "F"). Amounts allocated to the Company for rent expense for these facilities were $254,000 for the nine months ended January 31, 2002, and $191,000 for the nine months ended January 31, 2001. In addition, the Company has various other operating leases. Rent expense under these facility leases was $497,000 for the nine months ended January 31, 2002, and $443,000 for the nine months ended January 31, 2001.

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

We derive revenues primarily from three sources: software licenses, services, and maintenance. Software licenses generally are based upon the number of modules, servers, users and/or sites licensed. License fee revenues are recognized upon delivery of the software, provided collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor-specific evidence exists to allocate the total fee to all elements of the arrangement. Services revenues consist primarily of fees from software implementation, training, consulting and customization services. We recognize revenues as we render the services. Maintenance agreements typically are for a one- to three-year term and usually are entered into at the time of the initial product license. Maintenance revenues are recognized ratably over the term of the maintenance agreement.

COMPARISON OF RESULTS

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended January 31, 2002 and 2001:

                                                                              Percentage of                   Pct. Change
                                                                             Total Revenues                   in Dollars
                                                                   ------------------------------------    ------------------
                                                                        2002                2001             2002 vs 2001
                                                                   ----------------    ----------------    ------------------
Revenues:
      License fees                                                          24%                 29%                 (11)%
      Services and other                                                    38                  30                   46
      Maintenance                                                           38                  41                    3
                                                                   ----------------    ----------------    ------------------
           Total revenues                                                  100                 100                   12
                                                                   ----------------    ----------------    ------------------
Cost of revenues:
      License fees                                                          14                  22                  (30)
      Services and other                                                    21                  22                    9
      Maintenance                                                            8                   6                   42
                                                                   ----------------    ----------------    ------------------
           Total cost of revenues                                           43                  50                   (4)
                                                                   ----------------    ----------------    ------------------
Gross margin                                                                57                  50                   27
Operating expenses:
      Research and development (net)                                        11                  21                  (41)
      Sales and marketing                                                   29                  52                  (38)
      General and administrative                                            11                  15                  (18)
      Provision for doubtful accounts                                        -                   6                   nm
      Charge for restructuring                                               -                   4                   nm
                                                                   ----------------    ----------------    ------------------
           Total operating expenses                                         51                  98                  (41)
                                                                   ----------------    ----------------    ------------------
Operating income (loss)                                                      6                 (48)                  nm

                                                                   ----------------    ----------------    ------------------
Other income, net                                                            2                   6                  (49)
                                                                   ----------------    ----------------    ------------------
Income (loss) before income taxes                                            8                 (42)                  nm
Income taxes                                                                 -                   -                    -
                                                                   ----------------    ----------------    ------------------

           Net income (loss)                                                 8%                (42)%                 nm
                                                                   ================    ================    ==================

nm - not meaningful

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the nine months ended January 31, 2002 and 2001:

                                                                              Percentage of                   Pct. Change
                                                                             Total Revenues                   in Dollars
                                                                   ------------------------------------    ------------------
                                                                        2002                2001             2002 vs 2001
                                                                   ----------------    ----------------    ------------------
Revenues:
      License fees                                                          27%                 30%                  (1)%
      Services and other                                                    35                  31                   28
      Maintenance                                                           38                  39                    8
                                                                   ----------------    ----------------    ------------------
           Total revenues                                                  100                 100                   11
                                                                   ----------------    ----------------    ------------------
Cost of revenues:
      License fees                                                          13                  15                   (6)
      Services and other                                                    23                  21                   21
      Maintenance                                                            7                   7                   25
                                                                   ----------------    ----------------    ------------------
           Total cost of revenues                                           43                  43                   12
                                                                   ----------------    ----------------    ------------------
Gross margin                                                                57                  57                   11
Operating expenses:
      Research and development (net)                                         9                  21                  (51)
      Sales and marketing                                                   33                  53                  (31)
      General and administrative                                            11                  14                  (10)
      Provision for doubtful accounts                                        -                   2                   nm
      Charge for restructuring                                               -                   2                   nm
                                                                   ----------------    ----------------    ------------------
           Total operating expenses                                         53                  92                  (36)
                                                                   ----------------    ----------------    ------------------
Operating income (loss)                                                      4                 (35)                  nm

                                                                   ----------------    ----------------    ------------------
Other income, net                                                            3                   4                  (12)
                                                                   ----------------    ----------------    ------------------
Income (loss) before income taxes                                            7                 (31)                  nm
Income taxes                                                                 -                   -                    -
                                                                   ----------------    ----------------    ------------------

           Net income (loss)                                                 7%                (31)                  nm
                                                                   ================    ================    ==================

nm - not meaningful

THREE MONTHS ENDED JANUARY 31, 2002 AND 2001:
---------------------------------------------

REVENUES:

Our total revenues increased 12% to approximately $7.2 million from $6.5 million for the comparable quarter a year ago. This increase was due primarily to increases in services and maintenance revenues, partially offset by a decrease in license fees. International revenues represented approximately 12% of total revenues in the quarter ended January 31, 2002 compared to approximately 27% a year ago. This decrease was due primarily to one significant international transaction booked in the period a year ago. No single customer accounted for more than 10% of our total revenues in the quarter ended January 31, 2002.

LICENSES. License fee revenues decreased 11% to approximately $1.7 million from $1.9 million for the same quarter a year ago primarily as a result of slow general economic conditions. The direct sales channel provided approximately 74% of license fee revenues for the quarter ended January 31, 2002, compared to approximately

29% in the comparable quarter a year ago. This increase is due primarily to increased direct channel sales effectiveness, as well as one transaction of significant size obtained through an indirect channel in the comparable quarter a year ago. For the quarter ended January 31, 2002, our margins after commissions on direct sales were approximately 92% and our margins after commissions on indirect sales were approximately 74%.

SERVICES AND OTHER. Services and other revenues increased 46% to approximately $2.8 million from $1.9 million for the same quarter a year ago, primarily as a result of the completion of one large contract which contained custom modifications that were completed and accepted by the customer in this quarter, as well as higher average software implementation service revenues realized per license fee transaction.

MAINTENANCE. Maintenance revenues increased 3% to approximately $2.8 million from $2.7 million for the same quarter a year ago, due to continued growth in the installed base of our software. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

Total gross margin in the quarter ended January 31, 2002 was 57% of total revenues, compared to 50% a year ago. This increase was largely due to increased gross margins on both license fee and services revenues. License fee gross margin rose to 42% from 26% a year ago, primarily due to a lower than normal gross margin in the period a year ago, which in turn was due to a material third party commission recorded in conjunction with a large international license transaction. The gross margin on services revenues increased to 44% from 24% a year ago, due to higher levels of software implementation services, as well as improved utilization of services staff. Maintenance gross margins declined to 80% compared to 86% for the prior year quarter, primarily due to increased customer service resources, as well as third party royalty support costs.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                                         Three Months Ended (000's omitted)
                                                               -------------------------------------------------------
                                                                 January 31,           Percent         January 31,
                                                                     2002              Change              2001
                                                               -----------------     ------------    -----------------
Gross product development costs                                        $ 1,406              (26)%             $ 1,894
      Percentage of total revenues                                          19%                                    29 %
Less:  Capitalized development                                            (584)              15 %                (506)
      Percentage of gross prod. dev. costs                                  42%                                    27 %
                                                               -----------------     ------------    -----------------
Product development expenses                                            $  822              (41)%             $ 1,388
      Percentage of total revenues                                          11%                                    21 %

Gross product development costs decreased 26% in the quarter ended January 31, 2002 compared to a year ago, due to cost reduction efforts, the reallocation of some R&D resources to services and support activities, and the shift of certain projects from the research phase to the development phase. Capitalized development increased 15% from a year ago, and the rate of capitalized development as a percentage of gross product development costs increased to 42% versus 27% a year ago, primarily as a result of lower gross development costs, as well as the completion of several capitalized projects during the last quarter. Product development expenses, as a percentage of total revenues, decreased to 11% from 21% a year ago, due primarily to lower gross product development costs, as well as increased total revenues.

SALES AND MARKETING. Sales and marketing expenses decreased 38% from the same period a year ago, due primarily to cost reduction efforts across all categories of marketing expenditures, including in particular reduced sales and marketing staff headcount. At January 31, 2002, there were 40 employees in the sales and marketing function, compared to 62 at January 31, 2001. As a percentage of total revenues, sales and marketing expenses were 29% for the quarter ended January 31, 2002, compared to 52% for the quarter ended January 31, 2001. This decrease was due primarily to the decreased level of expenditures, as well as an increase in revenues. We anticipate that sales and marketing expenses will increase as we pursue increased market share in the Business to Business Collaborative Commerce
(BBCC) area.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 18% to approximately $794,000 from a year ago, mainly as a result of a decrease in the number of employees. For the three months ended January 31, 2002, the average number of employees was approximately 154, compared to approximately 193 for the three months ended January 31, 2001. Provision for doubtful accounts decreased 92% to $30,000, mainly as a result of an unusually high $393,000 addition to bad debt reserve in the quarter ended January 31, 2001, which was taken due to collection concerns related to the economic slowdown a year ago.

OTHER INCOME:

Other income is comprised of earnings from the investment of our cash reserves. Our investments are short term in nature, and all investments mature within one year. Investments consist of money market funds, U.S. Government Securities, A1/P1 rated commercial paper, and minimum A- rated corporate bonds. For the three months ended January 31, 2002, these investments generated an annualized yield of approximately 2.6%.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by ASI. However, we provide for income taxes as if we were filing a separate income tax return. For the quarter ended January 31, 2002, we did not record any income taxes as a result of cumulative net operating losses in prior years.

NINE MONTHS ENDED JANUARY 31, 2002 AND 2001:
--------------------------------------------

REVENUES:

Our total revenues increased 11% to approximately $22.3 million from $20.0 million for the comparable period a year ago. This increase was due primarily to an increase in services revenues, and to a lesser extent an increase in maintenance revenues, slightly offset by a reduction in license fee revenues. International revenues represented approximately 14% of total revenues in the nine months ended January 31, 2002, compared to 18% for the same period a year ago. No single customer accounted for more than 10% of our total revenues in the nine months ended January 31, 2002.

LICENSES. License fee revenues decreased 1% to approximately $5.9 million from $6.0 million for the same period a year ago. The direct sales channel provided approximately 89% of license fee revenues for the nine months ended January 31, 2002, compared to approximately 58% in the comparable period a year ago. This increase is due primarily to increased direct channel sales effectiveness, as well as one transaction of significant size obtained through an indirect channel in the comparable period a year ago. For the nine months ended January 31, 2002, our margins after commissions on direct sales were approximately 89% and our margins after commissions on indirect sales were approximately 77%.

SERVICES AND OTHER. Services and other revenues increased 28% to approximately $7.9 million from $6.2 million for the same period a year ago as a result of higher average software implementation service revenues realized per license fee transaction.

MAINTENANCE. Maintenance revenues increased 8% to approximately $8.4 million from $7.8 million for the same period a year ago, due to continued growth in the installed base of our software. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

Total gross margin in the nine months ended January 31, 2002 was 57% of total revenues, unchanged from a year ago. The gross margin on license fee revenues rose to 51% from 49% a year ago, primarily due to timing issues between the research and development phases of certain projects. Services gross margin increased to 34% from 31% a year ago, primarily due to higher levels of software implementation services, as well as improved utilization of services staff. Maintenance gross margins decreased slightly to 82% from 85% in the prior year period.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

                                                          Nine Months Ended (000's omitted)
                                                -------------------------------------------------------
                                                      January 31,        Percent          January 31,
                                                         2002            Change              2001
                                                -----------------     ------------    -----------------
Gross product development costs                         $ 4,291            (31)%             $ 6,264
      Percentage of total revenues                           19%                                  31%
Less:  Capitalized development                           (2,219)            11%               (2,004)
      Percentage of gross prod. dev. costs                   52%                                  32%
                                                -----------------     ------------    -----------------
Product development expenses                            $ 2,072            (51)%             $ 4,260
      Percentage of total revenues                           9%                                   21%

Gross product development costs decreased 31% in the nine months ended January 31, 2002 compared to a year ago, due to cost reduction efforts, the reallocation of some R&D resources to services and support activities, and the shift of certain projects from the research phase to the development phase. Capitalized development increased 11% from a year ago, and the rate of capitalized development as a percentage of gross product development costs increased to 52% versus 32% a year ago, primarily as a result of lower gross development costs, as well as the completion of several capitalized projects during the last three quarters. Product development expenses, as a percentage of total revenues, decreased to 9% from 21% a year ago, due primarily to lower gross product development costs, as well as increased total revenues.

SALES AND MARKETING. Sales and marketing expenses decreased 31% from the same period a year ago, due primarily to cost reduction efforts across all categories of marketing expenditures, including in particular reduced sales and marketing staff headcount. As a percentage of total revenues, sales and marketing expenses were 33% for the nine months ended January 31, 2002, compared to 53% for the prior year period. This decrease was due primarily to the decreased expenditures, as well as the increase in overall revenues. We anticipate that sales and marketing expenses will increase as we pursue increased market share in the BBCC area.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 10% to approximately $2.5 million from a year ago, mainly as a result of a decrease in the number of employees. For the nine months ended January 31, 2002, the average number of employees was approximately 159, compared to approximately

203 for the same period in the prior year. Provision for doubtful accounts decreased 87% to $60,000, mainly as a result of an unusually high addition to bad debt reserve in the nine months ended January 31, 2001, which was taken due to collection concerns related to the economic slowdown at that time.

OTHER INCOME:

Other income is comprised of earnings from the investment of our cash reserves. Our investments are short term in nature, and all investments mature within one year. Investments consist of money market funds, U.S. Government Securities, A1/P1 rated commercial paper, and minimum A- rated corporate bonds. For the nine months ended January 31, 2002, these investments generated an annualized yield of approximately 4.0%.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by ASI. However, we provide for income taxes as if we were filing a separate income tax return. For the nine months ended January 31, 2002, we did not record any income taxes as a result of cumulative net operating losses in prior years.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The following table shows information about our cash flows during the nine months ended January 31, 2002 and January 31, 2001. This table and the discussion that follows should be read in conjunction with our condensed statements of cash flows contained in "Item 1. Financial Statements" in Part I of this report and in the amendment to our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2001, filed November 20, 2001.

                                                                          Nine Months Ended
                                                                     January 31 (000's omitted)
                                                                     ----------------------------
                                                                           2002         2001
                                                                     ----------------------------
Net cash provided by (used in) operating activities before
    changes in operating assets and liabilities                            4,958      (2,622)
(Increase) decrease in operating assets and liabilities                   (1,441)        930
                                                                     ----------------------------
Net cash provided by (used in) operating activities                        3,517      (1,692)

Net cash provided by investing activities                                  2,574       3,022
Net cash used in financing activities                                        (61)       (105)
                                                                     ----------------------------
    Net increase in cash and cash equivalents                              6,030       1,225
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

Our operating activities provided cash of approximately $3.5 million in the nine months ended January 31, 2002, and used cash of approximately $1.7 million in the same period last year. Operating cash flows increased for the period primarily because of the net income of $1.6 million for the period, compared to the net loss of $6.2 million for the prior year period.

Cash provided by investing activities was approximately $2.6 million for the nine months ended January 31, 2002. This was composed primarily of the net sale of investments of $4.9 million, which was partially offset by $2.2 million in additions to capitalized software development costs. For the same period last year, cash provided by investing activities was approximately $3.0 million, composed primarily of $5.5 million in net sale of investments, partially offset by $2.0 million in additions to capitalized software development costs.

Cash used in financing activities was $61,000 for the nine months ended January 31, 2002, composed of $80,000 in repurchases of our common stock, partially offset by $19,000 in cash proceeds from the exercise of stock options. For the same period last year, $105,000 was used for repurchases of our common stock.

Days Sales Outstanding (DSO) in accounts receivable were 71 days as of January 31, 2002, compared to 91 days as of January 31, 2001. This decrease was due primarily to higher levels of revenues for the current quarter, as well as improved collection efforts.

Our current ratio on January 31, 2002 was 3.7 to 1 and we have no debt. Our principal sources of liquidity are our cash and investments, which totaled approximately $21.8 million at January 31, 2002. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend.

On December 15, 1997, our Board of Directors approved a resolution authorizing the repurchase of up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998. In November 1998 we adopted an additional repurchase plan for up to 800,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility's common stock and management's assessment of our liquidity and cash flow needs. For both plans, through March 13, 2002, we had purchased a cumulative total of 648,107 shares at a total cost of approximately $4.5 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 was effective for us beginning May 1, 2001. The new Statement requires that all derivatives be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: (1) hedges of changes in the fair value of assets, liabilities, or firm commitments; (2) hedges of the variable cash flows of forecasted transactions; and (3) hedges of foreign currency exposures of net investments in foreign operations. We have not invested in derivative instruments or participated in hedging activities.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000. In October 2000, the SEC issued further guidance with respect to adoption of specific issues addressed by SAB
101. We adopted SAB 101, as amended, during our fourth quarter of fiscal year 2001. The adoption had no material impact on our licensing practices, financial position or results of operations.

In July 2001, the FASB issued Statement No. 141, "Business Combinations," which addressed financial accounting and reporting for business combinations. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. We were required to adopt the provisions of Statement No. 141 immediately.

In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which addressed financial accounting and reporting for acquired goodwill and other intangible assets. Upon adoption of Statement No. 142, we will be required to discontinue the amortization of our goodwill and intangible assets with indefinite useful lives. Additionally, we will be required to test our goodwill and intangible assets with indefinite useful lives for impairment during the first year of adoption and then at least annually, or when it is deemed appropriate, thereafter. If our goodwill and intangible assets with indefinite useful lives are found to be impaired during the transitional period, the resulting write-down will be reported as a change in accounting principle. Any impairment loss recorded after the transitional period will be recorded in earnings (loss) from operations. Because goodwill and certain intangible assets will not be amortized over a specific period but rather will be reviewed for impairment annually, there could be more volatility in reported earnings (loss) than under previous accounting standards due to impairment losses occurring irregularly and in varying amounts. Although we do not currently expect that the adoption of Statement No. 142 will have a material adverse impact on our financial condition or results of operations, we are assessing the possible effects of this Statement. We are required to adopt Statement No. 142 effective May 1, 2002. Amortization of intangible assets totaled $2,667,000 for the nine months ended January 31, 2002, and $2,007,000 for the nine months ended January 31, 2001. These amounts consisted entirely of amortization of capitalized software.

In August 2001, the FASB issued Statement No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligation of leases. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not anticipate the adoption of SFAS No. 143 to have a material effect on its financial condition or results of operations.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement No. 144 retains the fundamental provisions in Statement No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement No. 121. For example, Statement No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement No. 121, an impairment assessment under Statement No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

We are required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending April 30, 2002. We do not expect the adoption of Statement No. 144 for long-lived assets held for use to have a material impact on our financial statements because the impairment assessment under Statement No. 144, as it affects us, is largely unchanged from Statement No. 121. We are required to apply the provisions of the Statement to disposal activities that we initiate after the adoption date for assets held for sale or other disposal. Therefore, we cannot determine the potential effects that adoption of Statement No. 144 will have on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the nine months ended January 31, 2002, we generated 14% of our revenues outside the

United States. International sales usually are made by our foreign operations or value added resellers, and are denominated typically in U.S. Dollars, British Pounds Sterling, or Euros. However, the expense incurred by foreign subsidiaries is denominated in the local currencies. We have not engaged in any hedging activities.

Interest rates. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. Dollars. The fair value of securities held at January 31, 2002 was approximately $19.9 million.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are minor and denominated in the local currency.

Many of our investments carry a degree of interest rate risk. When interest rates fall, our income from investments in variable-rate securities declines. When interest rates rise, the fair market value of our investments in fixed-rate securities declines. We attempt to mitigate risk by holding fixed-rate securities to maturity, but should our liquidity needs force us to sell fixed-rate securities prior to maturity, we may experience a loss of principal. We believe that a 10% swing in interest rates would not have a material effect on our accompanying statements of operations.

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

              (a) Exhibits:

              None

              (b) No report on Form 8-K was filed during the quarter ended January 31, 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LOGILITY, INC.

DATE  March 15, 2002                /s/ J. Michael Edenfield
                                    -------------------------------------------
                                    J. Michael Edenfield
                                    President, Chief Executive Officer

DATE  March 15, 2002                /s/ Vincent C. Klinges
                                    -------------------------------------------
                                    Vincent C. Klinges
                                    Chief Financial Officer

DATE  March 15, 2002                /s/ Deirdre J. Lavender
                                    -------------------------------------------
                                    Deirdre J. Lavender
                                    Controller and Principal Accounting Officer