Form 10-K
period 2002-04-30
LOGILITY INC
filed 2002-07-26
CIK 1043915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 0-23057

LOGILITY, INC.
(Exact name of registrant as specified in its charter)
Georgia	58-2281338
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

470 East Paces Ferry Road, N.E. Atlanta, Georgia	30305
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (404) 261-9777
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, No Par Value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

At July 12, 2002, 13,198,949 Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Common Shares as quoted on the NASDAQ National Market System at July 12, 2002) of the shares held by non-affiliates was approximately $4.5 million.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

1.	2002 Proxy Statement into Part III.
2.	Form S-1 Registration Statement No. 333-33385 into Part IV.
3.	Form S-8 Registration Statement No. 333-62531 into Part IV.
4.	Form S-8 Registration Statement No. 333-66773 into Part IV.

LOGILITY, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2002

PART I

Item 1.     Business

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our stockholders and to the public. This report contains forward-looking statements, including, in particular, statements about our goals, plans, objectives, beliefs, expectations and prospects, under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You can identify these statements by forward-looking words such as “anticipate”, “intend”, “plan”, “continue”, “could”, “grow”, “may”, “potential”, “predict”, “strive”, “will”, “seek”, “estimate”, “believe”, “expect,” and similar expressions that convey uncertainty of future events or outcomes . Any forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

•	results of operations;

•	liquidity, cash flow and capital expenditures;

•	demand for and pricing of our products and services;

•	acquisition activities and the effect of completed acquisitions;

•	industry conditions and market conditions; and

•	general economic conditions.

Although we believe that the goals, plans, expectations, and prospects reflected by our forward-looking statements are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, undetected software errors, and risks associated with market acceptance of our products and services as well as a number of other risk factors that could affect our future performance. Factors that could cause or contribute to such differences include, but are not limited to, those we discuss under the section captioned “Factors Affecting Future Performance” in Item 7 of this Form 10-K as well as the cautionary statements and other factors that we discuss in other sections of this Form 10-K.

Company Overview

Logility, Inc. (“Logility” or the “Company”) was incorporated as a Georgia corporation in July 1996. Logility provides collaborative supply chain solutions to streamline and optimize the management, production and distribution of products between manufacturers, suppliers, distributors, retailers, carriers and other organizations and their respective trading partners. The supply chain refers to the complex network of relationships that organizations maintain with trading partners (customers, suppliers and carriers) to source, manufacture, and deliver products and services to the customer and includes demand chain, supply chain, logistics, warehouse management and business-to-business process management for collaborative relationships between customers, suppliers and carriers. Our solutions enable enterprises to build competitive advantages and increase profitability by significantly improving efficiencies, collaborating with suppliers and customers, more effectively responding to market demand and engaging in dynamic business relationships via the Internet.

Logility Voyager Solutions™ consists of an Internet and Client/Server based, integrated software suite that provides advanced supply chain management including collaborative planning, strategic network design, optimized supply sourcing, warehouse management, and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service across our customers’ supply chains, corporate Internet portals and public e-Business trading exchanges.

We derive revenues from three primary sources:

License.    License revenues are derived from license agreements for software usage, based upon the number of modules licensed and the number of servers, users and/or sites for which the solution is designed.

Maintenance.    Revenues derived from maintenance contracts primarily include telephone consulting, product updates, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services.

Services.    Revenues derived from services primarily include consulting, implementation, and training.

Leveraging our supply chain management expertise, Logility has been an innovator in developing and deploying collaborative supply chain management solutions, with our first Internet-based collaborative planning solution implemented in 1996. We continue to invest and expand our e-Business offerings and innovative solutions, which support the Voluntary Interindustry Commerce Standards Association (“VICS”), collaborative planning, forecasting and replenishment (CPFR®) standards, as well as other emerging collaborative supply chain management standards for transportation and distribution center management. In addition to enterprise supply chain optimization and collaboration, we designed our Logility Voyager Solutions suite and related services to power the emerging Internet trading exchanges and private marketplaces for collaborative planning and procurement of direct materials and collaborative transportation management.

Our software solution is modular and scaleable to meet the management requirements of complex organizations involving tens of thousands of products across multiple sites. In addition, customers can integrate our solutions with existing software systems and a variety of Internet and client-server operating environments and platforms. We have licensed one or more modules of Logility Voyager Solutions to more than 400 companies worldwide, including British Telecommunications, CITGO, ConAgra, Eastman Chemical Company, Epson America, Florida Power & Light, Heineken USA, The HoneyBaked Ham Company, Huhtamaki (UK) Limited, Komatsu, L’Oreal USA, Magneti Marelli, McCain Foods Limited, Mercury Marine, Pharmacia, Pfizer International, Porsche, Rand McNally, Reynolds Metals, Sony Electronics, VF Corporation, and Xpedx. We sell our products and services through direct and indirect channels. We derived approximately 13% of our revenues in the fiscal year ended April 30, 2002 from international sales.

Industry Background

In response to global competitive pressures, companies are continually seeking new ways to enhance the productivity of their enterprise business systems and processes. Those companies that effectively communicate, collaborate and integrate with their trading partners within the extended enterprise or “supply chain” can realize significant competitive advantages in the form of lower costs, greater customer responsiveness, and increased revenue. Supply chain management refers to the process of managing the complex network of relationships that organizations maintain with external trading partners (suppliers, manufacturers, distributors and retailers) to source, manufacture and deliver goods and services to the end consumer. Supply chain management involves both the activities related to supplying products or services (source, make, move, buy, store, and deliver) as well as the sales and marketing activities that impact the demand for goods and services, such as promotions, pricing and forecasting.

Today several market trends are driving organizations to expand collaboration with trading partners along the supply chain. A general shift in market power has forced manufacturers and distributors to become more responsive to retailers and consumers, which has increased the demand for improved planning capabilities. At the same time, competitive pressures are forcing manufacturers to reduce costs, decrease order cycle times and improve operating efficiencies. As a result, manufacturers and distributors are increasingly under pressure to better manage the supply chain as they seek to improve manufacturing efficiency and logistics operations while maintaining flexibility and responsiveness to changing market conditions and customer demands. These pressures are compounded by the increasing complexity and globalization of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

The growth and rapid adoption of the Internet has enhanced the ability of organizations along the supply chain to integrate their processes through collaborative planning to synchronize internal assets and production with external demand and supplier capabilities. Behind this growing adoption are technologies and concepts that are converging to harness opportunities to significantly reduce costs, sell products, and optimize operations that facilitate e-Business and the integration of supply chains comprised of suppliers, manufacturers, distributors, retailers and customers. These “networked” supply chains are evolving into Internet-based trading exchanges or marketplaces, re-engineering business processes to improve flexibility and responsiveness to changing market conditions. The result is business-to-business e-Business, focused on planning, forecasting, procurement of direct materials and fulfillment and delivery of customer orders.

AMR Research (AMR Research, “The Supply Chain Management Applications Report, 2001-2006,” June 2002) states that “In 2001, the overall Supply Chain Management market grew by 12% to $5.6 billion. A similar growth pattern will continue, with the real strength expected in the second half of 2002. AMR Research estimates that the market will continue to grow at 13% to reach $6.4 billion in total revenue for the year 2002.” There can be no assurance, however, that the market for our products or services will grow at this projected rate.

To leverage the Internet for commercial benefit and facilitate enhanced collaboration among the various trading partners in the supply chain, organizations are increasingly deploying business-to-business e-Business solutions to address their planning and supply chain execution requirements. The planning function involves the use of information to facilitate the delivery of the right products on time to the correct location and at the lowest cost. The planning process focuses on demand forecasting, inventory simulation, event planning, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to increase revenues, improve forecast accuracy, optimize production scheduling, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service. The supply chain execution function addresses procuring, manufacturing, warehousing, order fulfillment and distributing products throughout the supply chain. Within the supply chain execution function, organizations are increasing their focus on the effective management of warehouse and transportation operations and the need for integration with planning systems and other enterprise applications, in order to increase the efficient and effective fulfillment of customer orders in the business-to-business and the business-to-consumer sectors.

In order to effectively manage and coordinate supply chain activities, companies require supply chain planning, supply chain execution, and supply chain event management software that provides for integrated communication, optimization and collaboration among the various constituents throughout the supply chain network. This enhanced collaboration synchronizes production plans with demand forecasts, thereby minimizing bottlenecks that lead to production delays and excess inventory. Companies that have implemented our advanced collaboration processes such as collaborative planning, forecasting and replenishment (CPFR) have seen benefits such as increased revenues, lower operational costs and shortened cycle times. According to the Voluntary Interindustry Commerce Standards Association (VICS), of which a representative of Logility is an advisory board member on the CPFR subcommittee, “CPFR is a business process model for supply chain partners to coordinate plans in order to reduce variance between supply and demand.” VICS developed this process in conjunction with major retailers, manufacturers and suppliers to enable effective collaboration. CPFR is a business model that changes the nature of the relationship between trading partners.

In addition, companies seek integrated planning and supply chain execution systems that further optimize the flow of products to their customers through enhanced transportation and warehouse management capabilities.

Organizations are also demanding solutions that are modular and scaleable to fit the changing needs of the organization and that can be rapidly deployed.

Strategy

Our objective is to be the leading provider of collaborative supply chain solutions to enable companies to optimize their operations associated with the sourcing, manufacture and distribution of products in distribution-intensive target markets such as consumer goods, retail and process manufacturing. Our strategy includes the following key elements:

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

Continue to Expand Sales and Marketing.    We intend to continue to pursue an increased share of the supply chain market for software solutions by focusing our sales and marketing activities on supply chain collaboration, optimization and logistics initiatives in distribution-intensive industries such as consumer products, retail, food and beverage, and aftermarket distribution. We believe our competitive advantage includes providing the most rapid implementation, an easy-to-maintain configuration, and rapid time-to-benefit across the full suite of supply chain products. We intend to continue building a direct sales force that is focused on selected vertical markets, such as consumer goods, retail and manufacturing supply chains.

Expand Indirect Channels to Increase Market Penetration.    We believe that key relationships with value added resellers will increase sales and expand market penetration of our products and services. In the fiscal year ended April 30, 2002, we established a strategic relationship with SSA Global Technologies to market, sell, implement and support components of the Logility Voyager Solutions suite as the BPCS Collaborative Commerce Suite powered by Logility.

Maintain Technology Leadership.    We believe that we are a technology leader in the field of collaborative commerce and supply chain optimization solutions and intend to continue to provide innovative, advanced solutions and services to this market. We believe that we were one of the earliest providers of supply chain planning software solutions on a client-server platform and on Windows NT, and the first to introduce a collaborative supply chain planning solution that operates over the Internet. We intend to continue to develop and introduce new and enhanced products and keep pace with technological developments and emerging industry standards. The Logility Voyager Solutions suite is available on the Windows NT/2000, Unix and iSeries (AS/400) server platforms and supports Oracle, Microsoft SQL Server and DB2 databases.

Extend e-Business Strategy.    We continued an e-Business initiative in fiscal year 2002 to deliver a full suite of products and services for Internet-based collaborative supply chain planning and execution to increase supply chain visibility and accelerate the benefits of optimized operations.

Invest Aggressively to Build Market Share.    We will continue to invest to expand our sales force, research and development efforts, and consulting infrastructure, balanced with our goal of increasing profitability. We believe investments are necessary to increase our market share and to capitalize on the growth opportunities in the emerging business-to-business e-Business market.

Acquire or Invest in Complementary Businesses, Products and Technologies.    We believe that select acquisitions or investments may provide opportunities to broaden our product offering to provide more advanced solutions for e-Business that complement or expand our solutions and target markets.

Focus on Integrated Collaborative Planning and Supply Chain Execution Solution.    We believe we are one of the few providers of truly integrated supply chain management software solutions addressing demand and supply planning as well as transportation and warehousing logistics requirements. Logility Voyager Solutions provides a comprehensive suite for supply chain planning and execution with collaboration at its core, streamlining business processes between both internal and external trading partners. We intend to continue to focus our development initiatives on enhancing our end-to-end solution and introducing additional capabilities that complement our integrated solution.

Focus on MidMarket.    We have defined as “MidMarket” those corporations or divisions of corporations that have annual revenues ranging from $200 million to $3 billion. Organizations of this size fit our historical customer profile, and are prime candidates to license our unique full suite of integrated products operating on Windows NT/Windows 2000, iSeries (AS/400), and UNIX platforms.

Increase Penetration of International Markets.    In the fiscal year ended April 30, 2002, we generated 13% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. We intend to expand our international presence by creating additional relationships with distributors in Latin America, Europe, and the Asia/Pacific region.

Expand Strategic Relationships.    We intend to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and e-Business vendors to integrate the Logility Voyager Solutions suite into their services and products and to create joint marketing opportunities. We have a number of marketing alliances, including those with IBM, INSIGHT, Inc., Microsoft Great Plains, New Breed, and SSA Global Technologies. In addition, we have developed a network of international agents who assist in the sale and support of our products. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position.

Continue to Focus on Providing High Quality Customer Service.    Providing high quality customer service is a critical element of our strategy. We intend to continue to invest in technology and personnel to accommodate the needs of our growing customer base. Logility will continue to seek new ways to improve service to customers.

There can be no assurance, however, that we will be successful in implementing the strategy outlined above.

Logility Products and Services

Key Benefits

Our integrated product line, Logility Voyager Solutions, is a collaborative supply chain management solution that enables end-to-end process management within and between manufacturers, suppliers, distributors and retailers to more effectively optimize and accelerate the activities along their respective supply chains. Logility Voyager Solutions are also designed to power Internet-based trading exchanges, marketplaces and private company portals.

The key benefits of our software solutions and services include the following:

e-Business Solution for End-to-End Supply Chain Management.    Logility Voyager Solutions provide functionality that addresses both the flow of information and the flow of products throughout the supply chain. By synchronizing our comprehensive planning software products with our transportation and warehouse management software solutions, our product suite can more efficiently and accurately coordinate the delivery of products to the customer. This end-to-end approach allows maximum synchronization of activities along the supply chain, including collaboration with external trading partners.

Advanced Collaborative Planning and Supply Chain Execution Functionality.    Our products allow for collaboration among the various levels within an organization and among external constituents (trading partners) throughout the supply chain. The architecture of Logility Voyager Solutions enables key constituents to participate in the planning process, including marketing, sales, manufacturing, procurement, logistics, warehousing and transportation personnel, so that the requirements of all groups are factored in to create one consensus plan. Our collaborative planning functionality is further enhanced with collaborative commerce tools such as Logility Voyager Collaborate™, which leverages Internet technology to facilitate information sharing directly with trading partners. Voyager Collaborate supports the business processes and practices defined in the VICS’ CPFR guidelines, enabling B2B collaborative commerce via the Internet between two or more trading partners. Complementing Voyager Collaborate for supply chain planning is Logility Voyager Fulfill™ on the supply chain execution side. Voyager Fulfill extends collaboration to transportation and distribution center management trading partners to streamline the order fulfillment process through collaboration among warehouse, transportation and carrier trading partners. Voyager Fulfill supports emerging industry standards for collaborative transportation management.

Comprehensive Planning Solution.    Our planning solution is comprised of demand, inventory, event, life cycle, replenishment, supply, manufacturing, and transportation planning modules that balance demand opportunities with supply constraints through the synchronization of information gathered from supply chain participants. A key benefit of our planning solution components is its emphasis on addressing the full range of complex demand planning requirements of our customers, including comprehensive forecasting capabilities that take into account each user’s unique perspective of the supply chain. Additionally, the solution implements and manages key business goals such as profit maximization or cost minimization, traditional distribution resource planning (DRP), and advanced planning systems (APS). It does so by applying financial and optimization capabilities to sourcing decisions, enabling companies with complex supply chains to balance profits, costs, and service while simultaneously considering all supply chain constraints.

Robust Supply Chain Execution Solution.    The Supply Chain Execution components of Logility Voyager Solutions support the needs of single or multi-site operations. We accomplish this by systematically balancing logistics strategies, customer service policies, carrier effectiveness and inventory levels to optimize warehouse and transportation operations and leverage collaboration with carriers to optimize the distribution network, gain greater visibility of inventory in-transit and improve customer service.

Rapid Deployment.    Our products utilize a modular design centered around proven business processes that streamline implementation and accelerate deployment. The comprehensive functionality of each module generally permits customers to implement the solutions with nominal modifications. In addition, our software combines sophisticated techniques and tools with intuitive, Windows- and browser-based user interfaces to reduce training requirements and accelerate implementation tasks.

Open, Scaleable, Internet and Client-Server Architecture.    We have designed our software to leverage the Internet to reach remote corporate users and incorporate external trading partners. Our application suite integrates with existing in-house and third-party software applications and a variety of operating environments and platforms. The software is scaleable to manage complex processes involving tens of thousands of products across multiple sites.

Product Features

We designed the Logility Voyager Solutions suite to synchronize demand opportunities with supply constraints and logistics operations. The suite is comprised of a series of Internet and Client/Server based, integrated modules that provide a robust solution for supply chain management resulting in both external and internal collaboration to streamline the supply chain. These modules can be implemented individually, as well as in combinations or as a full solution suite. Logility Voyager Solutions supports multiple communications protocols and is designed to operate with industry-standard open technologies, including leading web-based and client-server environments, such as UNIX, iSeries (AS/400) and Intel-based servers running Windows NT/Windows 2000 on Oracle, Microsoft SQL Server 2000 and DB2 databases. The following table summarizes our product line:

Module	Features
VALUE CHAIN COLLABORATION Logility Voyager Collaborate™	• VICS collaborative planning, forecasting and replenishment (CPFR) compliant
• Collaborative planning with trading partners (customers and suppliers)
• Internal Sales and Operations Planning (S&OP) • Configurable deployment
• Open integration architecture supports rapid integration with various forecasting scenarios
• Value Chain Workflow defines and tailors business processes
• Exception-based management of business conditions across the value chain
• Deployable in both private and public trading exchanges

Logility Voyager Fulfill™	• Collaborative warehouse and transportation planning with trading partners (suppliers, customers and carriers)
• Configurable deployment
• Open integration architecture
• Value Chain Workflow
• Exception-based management of order fulfillment business conditions
• Deployable in both private and public trading exchanges

Logility Voyager Select™	• Optimizes transportation performance and pricing for total landed cost calculations
• Targets private and public trading exchanges
• Extends order sourcing, procurement and logistics offerings
SUPPLY CHAIN EVENT MANAGEMENT Logility Voyager Navigate™	• Provides supply chain event management for increased visibility of operations
• Exception-based management of the supply chain

•      Efficiently monitors, notifies, controls and measures supply chain performance
•      Speeds resolution of supply chain exceptions
•      Optimizes critical human capital via a role-based prioritized list of activities that identify where responsible parties have the biggest impact on operations

• Incorporates any Open Data Base Connectivity (ODBC)-compliant data source for an accurate view of key business conditions
VALUE CHAIN STRATEGY Value Chain Designer™	• Strategic distribution network optimization
• Customer assignment
• Facility location
• Balancing customer service levels and cost
• Sourcing selection and capacity planning

Module	Features
DEMAND CHAIN PLANNING Life Cycle Planning	• Plans each phase of a product’s life cycle from introduction, maturity, replacement, substitution and retirement
• Flexible demand profile definition
• Self-correcting model management automatically re-forecasts based on point of sale (POS) data
• Exception-based management alerts users to key business conditions

Demand Planning	• Item and group forecasting
• Self-selecting forecast models speed deployment and support continuous improvement
• Personalized data views optimize daily activities for each user
• Item stratification supports multi-dimensional analysis
• Product life cycle management with simulation
• Drag and drop navigation and data manipulation

Inventory Planning	• Time-phased view of inventory
• Graphical simulations of inventory trade-off
• Views of dependent and independent demand
• Inventory management variables

Event Planning	• Promotion planning
• Self-learning capabilities using artificial intelligence
• Causal-based forecasting
• Promotion profitability simulations

Demand Chain Voyager™	• Forecast retrieval and modifications via the Internet and corporate intranets
• Tight integration with Demand Planning
• Promotion planning calendars
• Comprehensive security features
• Collaborative planning with trading partners
SUPPLY CHAIN PLANNING Manufacturing Planning	• Enterprise-wide capacity planning
• Plant-level scheduling
• Supports activity-based costing
• Optimizes sourcing decisions’ actual costs
• Interactive simulation
• Real-time, in memory model
• Distributed and remote visual capacity planning
• Remote and collaborative manufacturing

Supply Planning	• Comprehensive constraint-based management of sourcing process
• Supports business goals such as profit maximization or cost minimization
• Provides available-to-promise (ATP), capable to promise (CTP) and profitable to promise (PTP) methodologies
• Exception-based management of supply chain conditions

Replenishment Planning	• Supports continuous replenishment strategies
• Provides time-phased distribution requirements planning
• Proactive action messages
• EDI integration
• ATP methodologies
• Multi-site sourcing and allocation

Module	Features

Transportation Planning	• Load control center
• Shipment planning and consolidation
• Freight rating and routing
• Carrier selection
SUPPLY CHAIN EXECUTION Transportation Management	• Load tendering
• Shipment confirmation
• Freight audit and payment control
• Shipment documentation and tracking

WarehousePRO®	• Customizable workflows and attributes incorporate best-of-breed warehouse practices
• Directs all pick, pack and ship activities through hand-held radio frequency devices
• User terminals support a variety of languages
• Dynamic label and integrated graphical user interface report printing

LOGILITY VOYAGER SOLUTIONS FOR COLLABORATIVE VALUE CHAIN MANAGEMENT

These applications allow companies to execute and manage strategic trading partner relationships for direct material procurement, logistics and customer order fulfillment via the Internet, intranets and extranets.

VALUE CHAIN COLLABORATION

Logility Voyager Collaborate enables companies to communicate easily and share real-time information with trading partners by uniting suppliers, manufacturers, distributors and retailers under the power of common goals, common business processes and VICS collaborative planning, forecasting and replenishment (CPFR) standards that eliminate traditional barriers among trading partners. Voyager Collaborate is a completely CPFR-compliant application that provides configurable deployment, scaleability, Microsoft-centric architecture, open-integration architecture, value chain workflow and exception-based management of business conditions within the enterprise and across the supply chain network.

Logility Voyager Fulfill extends collaboration to transportation and distribution center management trading partners to allow real-time information sharing and collaboration between customers, suppliers and carriers to ensure that customer orders are efficiently scheduled, executed and tracked for on-time delivery. Voyager Fulfill is compliant with emerging collaborative transportation management standards and provides configurable deployment, scaleability, Microsoft-centric architecture, open-integration architecture, value chain workflow and exception-based management of business conditions.

Logility Voyager Select optimizes transportation performance and pricing for private and public trading exchanges by enabling a total landed cost calculation within order sourcing, procurement and logistics processes.

SUPPLY CHAIN EVENT MANAGEMENT

Logility Voyager Navigate provides the benefits of Supply Chain Event Management (SCEM) by allowing trading partners to efficiently monitor, notify, control and measure supply chain processes on an exception basis, within the company and throughout the supply chain to improve the efficiency and effectiveness of the overall operation.

VALUE CHAIN STRATEGY

The Value Chain Designer module provides a strategic view of the supply chain network. Companies can optimize location decisions, resource allocation, customer assignment and transportation strategies to minimize costs or maximize profitability.

DEMAND CHAIN PLANNING

These solutions provide the visibility to increase forecast accuracy by as much as 40%. They create a comprehensive overview of demand. With demand patterns revealed, companies can build plans that are far more attuned to the market.

Life Cycle Planning provides collaborative life cycle planning, enabling the supply chain to effectively control each phase in a product’s sunrise-to-sunset cycle—including introduction, maturity, replacement, substitution and retirement—to ensure that the right products are available at the point of customer demand.

The Demand Planning module reconciles demand history, existing customer orders, point-of-sale data, market forecasts and other information to generate a graphical representation of demand by item, location, customer and/or group. Demand Planning has an automatic self-correcting, self-selecting modeling process that utilizes a number of advanced forecasting models to generate sales, marketing, logistics and other forecasts. The system allows for user-override of certain modeling parameters, such as quantities or percentages, to account for promotions, supply constraints and other “what-if” scenarios.

The Inventory Planning module is designed to determine the optimal balance between inventory and service levels. With extensive simulation capabilities, Inventory Planning helps manufacturers and distributors reduce inventory costs while meeting customer service requirements at the individual stock keeping unit (SKU) level. Built around industry best practices, Inventory Planning can enhance planning and scheduling of inventory while taking into consideration replenishment frequency and order size, seasonal build and manufacturing plans. Companies can apply service level targets and policies individually to every product within an enterprise or uniformly throughout the various product lines.

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

The Supply Planning module supports sourcing options based on business goals such as profit maximization or cost minimization. It also balances manufacturing constraints and applies advanced financial and optimization capabilities to sourcing decisions. Supply Planning enables companies with complex supply chains to balance profits, costs, and service while simultaneously considering all supply chain constraints to satisfy business requirements.

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

The Transportation Planning module synchronizes transportation plans with demand, inventory, manufacturing and replenishment strategies. Transportation Planning consolidates shipments and determines the optimal transportation mode and carrier while providing a list of alternatives. The solution includes a Load Control Center that reviews all inbound, outbound and inter-facility shipments and provides an integrated view of all orders requiring shipping decisions. We have designed this product to reduce freight costs, improve customer service levels and increase responsiveness to customer requirements.

SUPPLY CHAIN EXECUTION

We provide capabilities for managing both inventory and transportation with our Supply Chain Execution Solution. With these applications, companies can systematically balance logistics strategies, customer service policies, carrier effectiveness and inventory management.

Transportation Management facilitates the timely execution of the optimized shipping plan developed by the Transportation Planning module. It includes load tendering and shipment tracking via Electronic Data Interchange (EDI), e-mail or automatic fax. The freight audit and payment capabilities enable flexible reporting of landed cost by shipment, customer or product group. The module is designed to reduce freight costs, improve carrier utilization and provide comprehensive freight management reporting.

WarehousePRO incorporates advanced workflow technology, industry-specific practices and radio frequency data collection terminals to optimize warehouse operations. The software’s object-oriented design allows users to define the properties of specific items, locations, or processes, thereby reducing the need for custom programming. The solution is highly flexible and can be reconfigured by the user to adapt to changing business requirements. WarehousePRO features an extensive workflow library of user-selected templates incorporating industry-specific best-practice warehousing techniques. With built-in standard interfaces to major radio frequency data collection systems, the software delivers more accurate inventory accountability and improved warehouse efficiency. WarehousePRO’s performance analysis tools generate graphical reports that illustrate productivity gains, warehouse efficiency and inventory controls, enabling users to make real-time management decisions.

We typically determine the price for our products based upon the number of modules licensed and the number of servers, users and/or sites for which the solution is designed. During fiscal year ended April 30, 2002, license fees for new customers ranged from $175,000 to $1.1 million.

Customers

We primarily target businesses in distribution-intensive markets such as consumer-packaged goods, retail, manufacturing and after market distribution, including suppliers, manufacturers, distributors and retailers. A sample of companies that have licensed one or more of our products follows:

Consumer Goods	Chemicals, Oil & Gas, Pharmaceuticals	Manufacturing and Others
Ashley Furniture	ALZA Corporation	Appleton Paper
Aurora Foods	BOC Distribution Services Ltd.	British Telecommunications
Bell Sports	CITGO Petroleum Corporation	Corning Cable Systems
Canandaigua Wine Company	Eastman Chemical Company	Dal-Tile Corporation
ConAgra, Inc.	Nordic Synthesis AB	Florida Power & Light
Heineken USA	Pfizer, Inc.	Koch Industries
Haverty Furniture Company	Pharmacia	Magneti Marelli
L’Oreal USA	Sigma-Aldrich Corporation	Mercury Marine
Maybelline Inc.		Mohawk Paper
McCormick & Company		Peugeot International
Mills Pride		Rand McNally & Company
Nestle France		Raytheon Marine Company
Pharmavite Corporation		Reynolds Metals
Pernod Ricard USA		Robert Horne Paper Company
Saks Incorporated		RJ Reynolds
Sara Lee Knit Products S.C. Johnson & Sons, Inc.	After Market Distribution	Sprint PCS Subaru of America, Inc.
Epson America, Inc.
The Franklin Mint	Komatsu	Tyco Plastics and Adhesives
The HoneyBaked Ham	Porsche Cars of North America, Inc.	Xpedx
Company	Rheem Manufacturing
Tiffany & Co.	Sony Electronics
Unilever Research
VF Corporation
Wickes Furniture

No single customer accounted for 10% or more of our total revenues during fiscal year 2002. We typically experience a slight degree of seasonality with regards to a slowing of services revenues during the annual holiday season, which occurs in the third quarter of our fiscal year. The extent of our backlog is accounted for in deferred revenues (refer to note 1(b) in Notes to Combined Financial Statements). We are not reliant on government customers.

Sales and Marketing

We market our products through direct and indirect sales channels. We conduct our principal sales and marketing activities from corporate headquarters in Atlanta, Georgia, and have sales and/or support offices in Boston, Chicago, Dallas, Pittsburgh, and Portland. We manage sales channels outside of North America from our international offices in the United Kingdom, France, and Spain.

We have a number of alliances, including those with IBM, Insight, Microsoft Great Plains, New Breed, and SSA Global Technologies. Generally, these marketing alliance agreements provide the vendors with non-exclusive rights to market our products and access to our marketing materials and product training. Some highlights of these agreements are as follows:

•	IBM—We entered into an agreement with IBM on March 17, 2000 pursuant to which we modified our Supply Chain products, with IBM’s technical and financial assistance, to operate with IBM’s eServer

iSeries (AS/400) platform. Also, we agreed to market and support the IBM-compatible Supply Chain products that resulted from our efforts. IBM may also market the supply chain products and refer potential customers to us.

•
Insight—Our agreement with Insight, dated April 24, 1998, grants us a seven-year, worldwide, non-exclusive right and license to sublicense and distribute certain of Insight’s products, and to promote and market those products.

•
Microsoft Great Plains Business Solutions—On June 28, 2000 we granted to Great Plains Software a worldwide non-exclusive license to name, package, promote, modify, market, distribute and supply certain of our products under either our label or a label that included the name “Great Plains,” along with an agreement by Great Plains to promote and sell the software. Due in part to reorganizations and changes in strategy following Microsoft’s acquisition of Great Plains, license fee revenue under this agreement have not been substantial. Currently, we are discussing with Microsoft Great Plains terminating the existing agreement and entering into another partnership program with Microsoft. At this time, we do not anticipate that our relationship with Microsoft Great Plains will result in substantial revenue during fiscal 2003, if any.

•
New Breed—Our agreement grants New Breed a non-exclusive worldwide right and license to install and use our Transportation Planning and Management and Voyager Fulfill software to perform data processing services for 3Plex’s customers. The term of the license varies depending on the licensed product.

•
SSA Global Technologies—On November 17, 2001, we granted SSA Global Technologies a worldwide, non-exclusive license to name, package, market, distribute and supply the Logility Voyager Solutions suite as “BPCS Collaborative Commerce powered by Logility.” The agreement terminates November 16, 2004, but may be automatically renewed for successive one-year terms. In exchange, SSA Global Technologies agreed to use all reasonable efforts to promote and sell the software.

In addition to these marketing alliances, we have developed a network of international agents who assist in selling our products in 12 countries. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. These independent distributors and resellers located in Central America, Europe and the Asia/Pacific region distribute our product lines in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products.

To support our direct sales force, we conduct marketing programs that include public relations, direct marketing, advertising, trade shows, product seminars, industry speakers, user group conferences and ongoing customer communication programs.

Customer Service and Support

We provide the following services and support to our customers:

Implementation Support: ExpressROISM.    We offer our customers a professional and proven implementation program that facilitates rapid implementation of our software products. Logility consultants, through the ExpressROI program, help customers define the nature of their project, and subsequently proceed through the implementation process. We provide training for all users and managers involved. We first establish measurable financial and logistical performance indicators, then evaluate them for conformance during and after implementation. Additional services beyond implementation can include post-implementation reviews and benchmarks to further enhance the benefits to customers.

Implementation: General Training Services.    We offer our customers post-delivery professional services consisting primarily of implementation and training services, for which we typically charge on a daily basis. Customers that choose to purchase implementation services receive assistance in integrating our solution with existing software applications and databases. Implementation of Logility Voyager Solutions typically requires three to nine months, depending on factors such as the complexity of a customer’s existing system, the number of modules purchased, and the number of end users.

Product Maintenance and Updates: Support Services.    We provide our customers with ongoing product support services. Typically, we enter into support or maintenance contracts with customers for an initial three year term at the time of the product license with renewal for additional periods thereafter. Under these contracts, we provide telephone consulting, product updates and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. We provide ongoing support and maintenance services on a seven-day-a-week, 24-hours-a-day basis through telephone, electronic mail and web-based support, using a call logging and tracking system for quality assurance.

Research and Product Development

We expensed approximately $2.7 million during fiscal 2002, $5.2 million during fiscal 2001, and $4.9 million during fiscal 2000 for research and development. In addition, we capitalized software development costs of $3.0 million during fiscal 2002, $3.0 million during fiscal 2001, and $3.4 million during fiscal 2000 in accordance with the Statement of Financial Accounting Standards No. 86. Our internal new product development and enhancements of existing products include two categories: research and development expenditures and additions to capitalized computer software development costs. These combined categories totaled $5.7 million in fiscal 2002, $8.2 million in fiscal 2001, and $8.3 million in fiscal 2000, and represented 19% of total revenues in fiscal 2002, 29% in fiscal 2001, and 26% in fiscal 2000.

We believe that our future success depends in part upon our ability to continue to enhance existing products, respond to changing customer requirements, develop and introduce new or enhanced products and keep pace with technological developments and emerging industry standards. We focus our development efforts on several areas, included, but not limited to, enhancing operability of our products across distributed and changing heterogeneous hardware platforms, operating systems and relational databases and adding new functionality to existing products. These development efforts will continue to focus on deploying applications within a multi-tiered supply chain environment, including the Internet.

The current release of Logility Voyager Solutions is version 6.0. This version uses an integrated object-oriented architecture for maximum scaleability and messaging functionality that supports the increasingly distributed nature of supply chain planning, supply chain execution and collaborative commerce. Logility Voyager Solutions interfaces with software of leading ERP vendors such as SAP, Oracle and PeopleSoft.

Competition

We have targeted our products at emerging supply chain markets within the application software market, which is intensely competitive and characterized by rapid technological change. Our competitors are diverse and offer a variety of solutions directed at various aspects of the value chain, as well as the enterprise as a whole. Our existing competitors include vendors focusing on the supply chain application software market, such as i2 Technologies, Manugistics, and Aspen Technologies. In addition, we face potential competition from:

•
large enterprise resource planning (ERP) application software vendors such as SAP, JD Edwards, Peoplesoft, Microsoft Great Plains, and Oracle, each of which currently offers sophisticated ERP solutions that currently, or may in the future, incorporate supply chain management modules, advanced planning and scheduling or collaboration software

•
other business application software vendors that may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of supply chain management software

•	internal development efforts by Corporate Information Technology departments.

In addition, we may face competition from other application software vendors, including ERP vendors that from time to time jointly market our products as a complement to their own systems. To the extent such vendors develop or acquire systems with functionality comparable to our products, their significant installed customer base, long-standing customer relationships and ability to offer a broad solution could provide a significant competitive advantage over our products.

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

Many of our competitors and potential competitors have significant worldwide presence, longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we have. Some competitors have become more aggressive with their prices, payment terms and issuance of contractual implementation terms or guarantees. In order to be successful in the future, we must continue to develop innovative software solutions and respond promptly and effectively to technological change and competitors’ innovations. We may also have to lower prices or offer other favorable terms. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. The principal competitive factors affecting the market for our products include vendor and product reputation; product architecture, functionality and features; costs; ease and speed of implementation; return on investment; product quality; price and performance; and level of support.

Proprietary Rights and Licenses

Our success and ability to compete is dependent in part upon our proprietary technology. To protect our proprietary technology, we rely on a combination of copyright and trade secret laws, confidentiality procedures and contractual provisions, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although we rely on the limited protection afforded by such confidential and contractual procedures and intellectual property laws, we also believe that factors such as the knowledge, ability, and experience of our personnel, new product developments, frequent product enhancements, reliable maintenance and timeliness and quality of support services are essential to establishing and maintaining a technology leadership position. We presently have no patents or patent applications pending. The source code for our proprietary software is protected as a trade secret and as a copyrighted work. Generally copyrights on our products expire 95 years after the year of first publication of each product. We enter into confidentiality or license agreements with our employees, consultants and customers, and control access to and distribution of our software, documentation and other proprietary information.

We provide our software products to customers under non-exclusive license agreements. As is customary in the software industry, in order to protect our intellectual property rights, we do not sell or transfer title to our products to our customers. Although the license agreements place restrictions on the customer’s use of our products, unauthorized use of our products nevertheless may occur. In addition, we have licensed the source code for our software to American Software, which owns approximately 85% of our common stock, on a limited basis to enable American Software to perform warranty, maintenance and support obligations for certain customers, for which it is responsible under certain license agreements that were not assigned to us in connection with the formation of Logility.

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

We have relicensed, and expect in the future to relicense, certain software from third parties for use in connection with our products. There can be no assurance that these third-party software vendors will not change their product offerings or that these software licenses will continue to be available to us on commercially reasonable terms, if at all. The termination of any such licenses or product offerings, or the failure of the third-party licensors to adequately maintain or update their products, could result in delays in our ability to ship certain of our products while we seek to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Further, any such delay, if it becomes extended, could result in a material adverse effect on our results of operations.

Employees

As of April 30, 2002, we had 150 full-time employees, consisting of 42 in sales and marketing, 55 in product development, 49 in customer support and implementation services and 4 in administration and finance. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe our employee relations are good.

Item 2.     Properties

We maintain our headquarters in Atlanta, Georgia. Some of our offices are occupied pursuant to the Facilities Agreement with American Software, the terms of which are summarized in “Part III, Item 13—Certain Relationships and Related Transactions,” below. We also lease space for offices in five locations in the US, as well as approximately 30,175 square feet of office space in the United Kingdom. We believe our existing facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed on commercially reasonable terms.

Item 3.     Legal Proceedings

We are not a party to any material legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fourth quarter of our recently completed fiscal year.

Item 5.     Market For Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is listed on the Nasdaq Stock Market—National Market under the symbol LGTY. As of July 12, 2002, there were approximately 1,887 stockholders that held their stock either individually or in nominee or “street” names through various brokerage firms. The table below presents the quarterly high and low sales for our common stock as reported by Nasdaq, for our last two fiscal years:

Fiscal Year 2002	High	Low
First Quarter	$4.01	$2.68
Second Quarter	$3.59	$1.90
Third Quarter	$3.20	$2.08
Fourth Quarter	$3.90	$2.55

Fiscal Year 2001	High	Low
First Quarter	$7.88	$3.56
Second Quarter	$4.91	$2.63
Third Quarter	$4.25	$1.13
Fourth Quarter	$4.38	$2.34

Dividend Policy

We have not paid any dividends since our initial public offering in 1997. The payment of future dividends will be at the sole discretion of the Board of Directors and will depend on our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Transfer Agent

        Wachovia Bank, N.A.
        Equity Services Group
        1525 West W.T. Harris Blvd, 3C3
        Charlotte, NC 28288
        Phone: (800) 829-8432
        www.firstunion.com/corptrust

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in our common stock:

Cincinnati Stock Exchange
Herzog, Heine, Geduld, Inc.
Investec Ernst & Company
Knight Securities L.P.
MarketTXT
Schwab Capital Markets
Spear, Leeds & Kellogg
Track ECN
Wachovia Securities, Inc.

Item 6.     Selected Combined Financial Data

The selected combined financial data presented below for the fiscal years ended April 30, 2002, 2001, 2000, 1999, and 1998 are derived from our audited combined financial statements.

	Years Ended April 30,
	2002	2001	2000	1999	1998
	(in thousands)
Combined Statements of Operations Data:
Revenues:
Licenses	$8,445	$8,587	$13,501	$11,384	$20,138
Services and other	9,662	9,128	9,370	7,966	7,357
Maintenance	11,292	10,491	9,418	7,667	7,167

Total revenues	29,399	28,206	32,289	27,017	34,662

Cost of Revenues:
Licenses	3,886	3,985	3,218	4,433	5,299
Services and other	6,436	6,227	5,144	3,468	3,683
Maintenance	2,017	1,645	1,775	2,194	1,582

Total cost of revenues	12,339	11,857	10,137	10,095	10,564

Gross margin	17,060	16,349	22,152	16,922	24,098
Operating expenses:
Research and development	2,712	5,211	4,949	6,165	5,592
Sales and marketing	9,742	13,618	12,898	14,507	13,676
General and administrative	3,456	3,954	3,054	4,302	3,111
Charge for restructuring/asset impairment	—	476	—	1,230	—

Total operating expenses	15,910	23,259	20,901	26,204	22,379

Operating income (loss)	1,150	(6,910)	1,251	(9,282)	1,719
Other income, net	956	1,218	1,137	1,274	863

Income (loss) before income taxes	2,106	(5,692)	2,388	(8,008)	2,582
Income tax expense	—	—	—	100	—

Net income (loss)	$2,106	$(5,692)	$2,388	$(8,108)	$2,582

Net income (loss) per common share—Basic	$0.16	$(0.43)	$0.18	$(0.60)	$0.20

Diluted	$0.16	$(0.43)	$0.17	$(0.60)	$0.20

Weighted average common shares—Basic	13,245	13,289	13,333	13,486	12,671

Diluted	13,272	13,289	13,698	13,486	12,676

	As of April 30,
	2002	2001	2000	1999	1998
	(in thousands)
Combined Balance Sheet Data:
Cash and cash equivalents	$7,721	$5,376	$3,524	$9,695	$1,006
Investments, short-term	15,391	10,420	14,425	14,024	29,559
Working capital	22,146	14,469	17,307	22,814	33,006
Total assets	40,113	40,841	44,534	40,678	50,830
Total shareholders’ equity	28,783	26,788	31,213	29,468	39,237

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Item 6. Selected Combined Financial Data” and “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate”, “intend”, “plan”, “continue”, “could”, “grow”, “may”, “potential”, “predict”, “strive”, “will”, “seek”, “estimate”, “believe”, “expect”, and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements herein are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors that are beyond our ability to control or predict, including but not limited to those discussed below in “Factors Affecting Future Performance” and elsewhere in this report. See also “Special Cautionary Notice Regarding Forward-Looking Statements” at the beginning of “Item 1. Business.”

The terms “fiscal 2002”, “fiscal 2001”, and “fiscal 2000” refer to our fiscal years ended April 30, 2002, 2001, and 2000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of financial condition and results of operations are based upon our combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Note 1 in the Notes to the Combined Financial Statements for the fiscal year ended April 30, 2002, describes the significant accounting policies used in the preparation of our combined financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to bad debts, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the combined financial statements.

Revenue Recognition.    We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary and tailored software are recognized upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific evidence exists to defer any revenue related to undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, and training. We bill for these services under both time and materials and fixed fee arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products net of royalties, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principle versus Net as an Agent.

Generally, our software products do not require significant modification or customization. Installation of the products is normally routine and is not essential to the functionality of the product. Our sales frequently include maintenance contracts and professional services with the sale of our software licenses. We have established vendor-specific objective evidence of fair value (VSOE) for our maintenance contracts and professional services. We determine fair value based upon the prices we charge to customers when we sell these elements separately. We defer maintenance revenues, including those sold with the initial license fee, based on VSOE, typically determined by the renewal rate of the annual maintenance contract, and recognized ratably over the maintenance contract period. We recognize consulting and training service revenues, including those sold with license fees, as we perform the services based on their established VSOE. We determine the amount of revenue we allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE and allocate the remainder to license fees.

Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability to make payments, we may require additional allowances or we may defer revenue until we determine that collectibility is probable. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when we evaluate the adequacy of the allowance for doubtful accounts.

Valuation of Long-Lived and Intangible Assets.    In accordance with Financial Accounting Standards Board Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” (“SFAS No. 121”), we review the carrying value of intangible assets and other long-lived assets, including, but not limited to, capitalized computer software development costs, on a regular basis for the existence of facts or circumstances, internal and external, that may suggest impairment. Factors we consider important that could trigger the impairment review include:

•	significant under performance relative to historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period;

•	significant decline in our technological value as compared to the market; and

•	our market capitalization relative to net book value.

If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, we write down the asset to the estimated fair value. We determine the estimated fair value of the assets on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. In determining expected future cash flows, we group assets at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

Income taxes.    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using enacted statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. Due to our history of net losses, we have not recognized a tax asset and have recorded a full valuation allowance against our otherwise recognizable deferred tax asset, in accordance with SFAS No. 109. Future events could cause us to conclude that it is more likely than not that we will realize a portion of the deferred tax asset. If we reach such a conclusion, we would reduce the valuation allowance and recognize the deferred tax asset.

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2002 and the percentage increases and decreases in those items for the years ended April 30, 2002 and 2001:

Years Ended April 30, 2002, 2001, and 2000:

Percentage of total revenues	2002	2001	2000	2002 vs 2001	2001 vs 2000
Revenues:
License fees	29%	31%	42%	(2)%	(36)%
Services and other	33	32	29	6	(3)
Maintenance	38	37	29	8	11

Total revenues	100	100	100	4	(13)

Cost of revenues:
License fees	13	14	10	(2)	24
Services and other	22	22	16	3	21
Maintenance	7	6	5	23	(7)

Total cost of revenues	42	42	31	4	17

Gross margin	58	58	69	4	(26)
Operating expenses
Research and development, net	9	18	15	(48)	5
Sales and marketing	33	48	40	(28)	6
General and administrative	12	14	10	(13)	29
Charge for restructuring	—	2	—	nm	nm

Total operating expenses	54	82	65	(32)	11

Operating income (loss)	4	(24)	4	nm	nm
Other income, net	3	4	3	(21)	7

Income (loss) before income taxes	7	(20)	7	nm	nm
Income tax expense	—	—	—	nm	nm

Net income (loss)	7%	(20)%	7%	nm	nm

nm-not meaningful

Years Ended April 30, 2002 and 2001:

Revenues:

Our total revenues increased 4% to $29.4 million from $28.2 million for the prior year. This was primarily the result of increased services and maintenance revenues compared to the prior year, partially offset by a decrease in license fee revenues.

Licenses.    License fee revenues decreased 2% from a year ago, to $8.4 million. This decrease was primarily the result of continued slow general economic conditions. Our direct sales channel provided approximately 90% of the license fee revenues for fiscal 2002, compared to 70% for the prior year. This increase was due primarily to increased effectiveness of our direct sales channel, as well as one particularly large license fee transaction sold through the indirect channel in fiscal 2001. Our indirect sales channel is principally through American Software. During fiscal year 2002, our margins after commissions on direct sales were approximately 98% and our margins after commissions on indirect sales were approximately 67%. To date, we have derived sales of software licenses principally from direct sales to customers. Although we believe that direct sales will continue to account for the majority of our software license revenues, our strategy is to try to increase the level of indirect sales activities. However, our efforts to expand indirect sales may not be successful, or these relationships may not continue in the future.

Services and Other.    Services revenues increased 6% to $9.7 million from a year ago as a result of higher utilization of our implementation, training, and consulting services. Services are provided, and the associated revenues are realized, typically within three to six months after a license fee transaction is recorded. Services revenues as a percentage of total revenue have fluctuated, and we expect them to continue to fluctuate, on a period-to-period basis based upon the demand for implementation, training, and consulting services.

Maintenance.    Maintenance revenues increased 8% to $11.3 million from a year ago, due to an increase in the installed base of customers, which resulted from license sales in prior periods. Maintenance revenues are directly related to license fee revenues, since new licenses are the potential source of new maintenance customers. Maintenance revenues as a percentage of total revenue have fluctuated, and we expected them to continue to fluctuate, on a period-to-period basis based upon fluctuations of levels of license fee revenues.

Concentration of Revenues.    In fiscal year 2002 and fiscal year 2001, no single customer accounted for more than 10% of our total revenues. We generally derive a significant portion of our software license revenues in each quarter from a small number of relatively large sales. While we believe that the loss of any one of these customers would not seriously harm our business, operating results or financial condition, our inability to consummate one or more substantial license sales in any future period could seriously harm our operating results for that period.

International Revenues.    We recognized approximately $3.7 million of international revenues in fiscal 2002, representing approximately 13% of total revenues, and approximately $4.0 million in fiscal 2001, representing approximately 14% of total revenues. We believe that continued growth and profitability may require further expansion in international markets. To increase the level of international sales, we have utilized and may continue to utilize substantial resources to expand existing international operations and establish additional international operations. We cannot be certain that our investments in international operations will produce desired levels of revenues or profitability.

Gross Margin:

Total gross margin in 2002 was 58%, unchanged compared to 58% a year ago. The gross margin on license fees was also unchanged at 54% from 54% a year ago. Maintenance gross margin decreased to 82% from 84% a year ago, primarily as a result of increased resources devoted to the customer service area. Services gross margin increased slightly to 33% from 32% a year ago, primarily as a result of tighter cost control within the components of cost of services.

Operating Expenses:

Research and Development.    Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years Ended
	April 30, 2002	Percent Change	April 30, 2001
	(in thousands)
Gross product development costs	$5,698	(30%)	$8,177
Percentage of total revenues	19%		29%
Less: capitalized development	$(2,986)	1%	$(2,966)
Percentage of gross product development costs	52%		36%
Product development expenses	$2,712	(48%)	$5,211
Percentage of total revenues	9%		18%

Gross product development costs decreased 30% in 2002 compared to a year ago as a result of continued cost reduction efforts, as well as the reallocation of some resources to services and support. Fiscal 2002’s expense of 19% of total revenues was substantially lower than our normal historical rate of approximately 25% to 30% of total revenues. Capitalized development increased slightly, up 1% from a year ago, while the rate of capitalized development increased to 52% from 36% a year ago, due to the lower level of gross development costs. Product development expenses, as a percentage of total revenues, decreased to 9%, while net product development expenses decreased 48%. Both decreases were again due to the lower level of gross development costs.

Sales and Marketing.    Sales and marketing expenses decreased 28% from a year ago, primarily as a result of continued cost containment efforts. As a percentage of total revenues, sales and marketing expenses were 33% for the year compared to 48% for 2001. This decrease was due primarily to the lower levels of sales and marketing expenditures. Lower levels of expenditures were recorded in areas such as trade shows, promotions, and advertising activities.

General and Administrative.    General and administrative expenses decreased 13% to approximately $3.5 million from a year ago. This decrease was again primarily due to overall cost containment efforts, as well as lower bad debt expense. General and administrative expenses as a percentage of total revenues decreased to 12% from 14% during the same period last year. This decrease was due primarily to the lower levels of general and administrative expenses, due to lower overall headcount. Total headcount at the end of fiscal 2002 was 150, compared to 167 at the end of fiscal 2001.

Other Income, Net:

Other income, net was $956,000 in fiscal 2002, representing 3.3% of total revenues, and $1.2 million in fiscal 2001, representing 4.3% of total revenues. This decrease was due primarily to decreased market yields realized on investments. Other income is principally comprised of investment earnings. Our investments are generally short term in nature. In fiscal 2002, we generated a yield of approximately 3.7% on our investments, compared to approximately 6.1% in fiscal 2001.

Income Taxes:

We are included in the consolidated federal income tax return filed by American Software; however we provide for income taxes as if we were filing a separate income tax return. Our income for fiscal 2002 was offset by prior period losses which resulted in net operating loss carryforwards. Due to our loss in fiscal 2001 we did not record a tax obligation.

Fourth Quarter of Fiscal Year 2002:

In the fourth quarter of fiscal year 2002, we recorded positive operating income of $359,000 and positive net income of $541,000. Total revenues decreased 13% over the prior year period, driven primarily by a 39% decrease in services and other revenues, from $3.0 million to $1.8 million. This decrease was due primarily to a decrease in software implementation services from prior quarters’ license fee transactions, as well as a decrease in hardware sales compared to the prior quarter.

Years Ended April 30, 2001 and 2000:

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

Services and Other.    Services revenues decreased 3% to $9.1 million from the prior year as a result of slightly lower utilization of our implementation, training, and consulting services.

Maintenance.    Maintenance revenues increased 11% to $10.5 million from the prior year, due to an increase in the installed base of customers, from license sales in prior periods.

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

Gross Margin:

Total gross margin in 2001 was 58% compared to 69% in fiscal 2000, due primarily to decreases in gross margins on license fees and service revenues. The gross margin on license fees decreased to 54% from 76% in the prior year, due to the combination of lower license fees and relatively fixed amortization of capitalized software expense. Maintenance gross margin increased to 84% from 81% in fiscal 2000, primarily as a result of increased maintenance revenue. Services gross margin decreased to 32% from 45% in the prior year, due primarily to higher staffing and infrastructure costs incurred in anticipation of higher levels of license fees.

Operating Expenses:

Research and Development.    Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years Ended
	April 30, 2001	Percent Change	April 30, 2000
	(in thousands)
Gross product development costs	$8,177	(2%)	$8,322
Percentage of total revenues	29%		26%
Less: capitalized development	$(2,966)	(12%)	$(3,373)
Percentage of gross product development costs	36%		41%
Product development expenses	$5,211	5%	$4,949
Percentage of total revenues	18%		15%

Gross product development costs decreased 2% in fiscal 2001 compared to fiscal 2000 as a result of continued cost containment efforts. Fiscal 2001’s expense of 29% of total revenues was within our normal historical rate of approximately 25%-30% of total revenues. Capitalized development decreased as well, declining 12% from fiscal 2000, while the rate of capitalized development also decreased to 36% from 41% in the prior year. Product development expenses, as a percentage of total revenues, increased to 18% due to lower overall revenues, while net product development expenses increased 5% due to the lower rate of capitalized development.

Sales and Marketing.    Sales and marketing expenses increased 6% from fiscal 2000. As a percentage of total revenues, sales and marketing expenses were 48% for the year compared to 40% for 2000. This increase was due primarily to lower overall levels of revenue, as well as increased sales and marketing expenditures.

General and Administrative.    General and administrative expenses increased 29% to approximately $4.0 million from the prior year. This increase was mainly due to an increased allocation of shared intercompany expenses from American Software, which is based on the proportion of Logility employees to total American Software employees. This proportion increased in fiscal 2001, which resulted in a higher intercompany allocation. Higher utility costs, insurance expense and bad debt expense compared to the prior year period also contributed to the increase. General and administrative expenses as a percentage of total revenues increased to 14% from 10% during the same period. This increase was due primarily to increased levels of general and administrative expenses, as well as lower overall levels of revenue.

Charge for Restructuring.    During the second and third quarters of fiscal year 2001, we recorded a charge against earnings of approximately $476,000 resulting from severance expenses for approximately 58 employees in sales, marketing, services, and research and development. Of this amount, $291,000 related to cash severance and $185,000 related to the acceleration of vesting of stock options to terminated staff. All expenses related to this severance had been completed by the end of fiscal year 2001. This severance was necessitated by slow economic conditions, which adversely affected corporate spending for information technology and resulted in delays or cancellations of orders for our software products and services. Our level of staffing at the beginning of fiscal 2001 was based on a historical level of sales and related services, which did not materialize. The revenues achieved in fiscal 2001 did not support the level of staffing and associated expenses in place, so to minimize resulting financial losses and achieve future profitability staff reductions were necessary.

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

Liquidity, Capital Resources and Financial Condition:

The following table shows information about our cash flows for the fiscal years ended April 30, 2002 and April 30, 2001. This table and the discussion that follows should be read in conjunction with our combined statements of cash flows contained in this report.

	Years Ended April 30,
	2002	2001
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$6,444	$(1,695)
Change in operating assets and liabilities	$(320)	$683

Net cash provided by (used in) operating activities	$6,124	$(1,012)
Net cash (used in) provided by investing activities	$(3,229)	$2,396
Net cash (used in) provided by financing activities	$(550)	$468

Net increase in cash and cash equivalents	$2,345	$1,852

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

Cash provided by (used in) operating activities was approximately $6.1 million in the year ended April 30, 2002, compared to approximately ($1.0) million in the same period of the prior year. Cash provided by operations during the fiscal year ended April 30, 2002 consisted of non-cash depreciation and amortization expense of $4.3 million, net earnings of $2.1 million, a decrease in receivable from American Software of $1.8 million, and a decrease in prepaid expenses and other assets of $172,000. This was partially offset by a decrease in deferred revenues of $1.4 million, and a decrease in accounts payable and other liabilities of $872,000. The cash used by operations during the fiscal year ended April 30, 2001 was primarily attributable to a net loss of $5.7 million, an increase in receivable from American Software of $712,000, and a decrease in current liabilities of $500,000. This was partially offset by non-cash depreciation and amortization expense of $3.5 million, a decrease in accounts receivable of $1.2 million, an increase in deferred revenues of $673,000, and the write-off of a minority investment in business of $300,000.

Cash (used in) provided by investing activities was approximately ($3.2) million for fiscal year 2002, compared to $2.4 million for fiscal year 2001. In fiscal 2002, $3.0 million was used for capitalized software development costs, $133,000 was used in purchases of property and equipment, and $61,000 was used in the net purchase of investments. In fiscal 2001, approximately $5.8 million was provided by the net sale of investments, while $3.0 million was used for computer software development costs.

Cash (used in) provided by financing activities was ($550,000) for fiscal 2002 and $468,000 for fiscal 2001. In fiscal 2002, $439,000 was used for deferred income taxes resulting from the Tax Sharing Agreement with American Software, discussed below in Item 13 of this report, and $130,000 was used for repurchases of our common stock, while $19,000 was received in proceeds from the exercise of stock options. In fiscal 2001, approximately $559,000 was provided by deferred income taxes resulting from the Tax Sharing Agreement, partially offset by $105,000 used for the repurchase of 56,000 shares of our common stock. Days sales outstanding in accounts receivable were 76 days as of April 30, 2002, compared to 66 days as of April 30, 2001. This increase was primarily due to several license fee transactions of significant size closing at the end of fiscal 2002.

Our current ratio on April 30, 2002 was 3.6 to 1 and we have no long-term debt. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance our capital requirements, we will be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in further dilution to our shareholders and higher interest expense.

On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998, at which time we adopted an additional repurchase plan for up to 800,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility’s common stock and management’s assessment of our liquidity and cash flow needs. For both plans, through July 12, 2002, we had purchased a cumulative total of approximately 686,000 shares at a total cost of $4.6 million.

Recent Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, “Business Combinations,” which addressed financial accounting and reporting for business combinations. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30,

2001 as well as all purchase method business combinations completed after June 30, 2001. We have adopted the provisions of Statement 141. The adoption has had no material impact on our financial condition or results of operations.

In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” which addressed financial accounting and reporting for acquired goodwill and other intangible assets. Upon adoption of Statement No. 142, we will be required to discontinue the amortization of our goodwill and other intangible assets with indefinite lives. Additionally, we will be required to test our goodwill and other intangible assets for impairment during the first year of adoption and then at least annually, or when it is deemed appropriate, thereafter. If our goodwill or intangible assets are found to be impaired during the transitional period, the resulting write-down will be reported as a change in accounting principle. Any impairment loss recorded after the transitional period will be recorded in earnings (loss) from operations. Because goodwill and certain intangible assets will not be amortized over a specific period but rather will be reviewed for impairment annually, there could be more volatility in reported earnings (loss) than under previous accounting standards due to impairment losses occurring irregularly and in varying amounts. Although we do not currently expect that the adoption of Statement 142 will have a material adverse impact on our financial condition or results of operations, we are assessing the possible effects of this Statement. We are required to adopt Statement 142 in the first quarter of our 2003 fiscal year.

In August 2001, the FASB issued Statement No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and thus will apply to our fiscal year beginning May 1, 2003. Management does not expect the adoption of SFAS No. 143 to have a material effect on our financial condition or results of operations.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144), which supersedes both FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, “Goodwill and Other Intangible Assets.”

We were required to adopt Statement 144 no later than May 1, 2002. We do not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on our financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of Statement 144 will have on our financial statements.

FACTORS AFFECTING FUTURE PERFORMANCE

A Variety of Factors May Affect Our Future Results and the Market Price of Our Stock.

We believe that it is important to communicate our future expectations to our stockholders and to the public. This report contains forward-looking statements, including, in particular, statements about our goals, plans, objectives, beliefs, expectations and prospects, under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You can identify these statements by forward-looking words such as “anticipate”, “intend”, “plan”, “continue”, “could”, “grow”, “may”, “potential”, “predict”, “strive”, “will”, “seek”, “estimate”, “believe”, “expect,” and similar expressions that convey uncertainty of future events or outcomes . Any forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

•	results of operations;

•	liquidity, cash flow and capital expenditures;

•	demand for and pricing of our products and services;

•	acquisition activities and the effect of completed acquisitions;

•	industry conditions and market conditions; and

•	general economic conditions.

Although we believe that the goals, plans, expectations, and prospects reflected by our forward-looking statements are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, undetected software errors, and risks associated with market acceptance of our products and services as well as a number of other risk factors that could affect our future performance. Factors that could cause or contribute to such differences include, but are not limited to, those we discuss under the section captioned “Risk Factors” in Item 1 of this Form 10-K as well as the cautionary statements and other factors that we discuss in other sections of this Form 10-K.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. This section lists some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. This section should be read in conjunction with the audited Combined Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended April 30, 2000, 2001 and 2002 contained elsewhere in this Form 10-K.

Regional or global changes in economic, political and market conditions could cause decreases in demand for our software and related services, which could negatively affect our revenue and operating results and the market price of our stock. Our revenue and profitability depend on the overall demand for our software and related services. A regional or global change in the economy and financial markets could result in the delay or canceling of customer purchases. Some of our competitors have recently announced that the current economic conditions have negatively impacted their financial results. If demand for our software and related services decreases, our revenues may decrease and our operating results would be adversely affected. Our inability to license software products to new customers may cause our stock price to fall.

We Could Experience Fluctuations in Quarterly Operating Results That Could Adversely Impact Our Stock Price.

Our revenue and operating results are difficult to predict and have varied widely from quarter to quarter in the past. We expect they will continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. We base our expense levels, operating costs and hiring plans on projections of future revenues. A failure to meet expectations of revenues could adversely affect the price of our stock. License revenues in any quarter depend substantially on our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our contracting activity is difficult to forecast for a variety of reasons, including the following:

•	we complete a significant portion of our license agreements within the last few weeks of each quarter;

•	our sales cycle is relatively long and variable because of the complex and mission-critical nature of our products;

•	the size of our license transactions can vary significantly;

•
the possibility of economic downturns, both domestic and international, characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs, may substantially reduce customer demand and contracting activity;

•
customers may unexpectedly postpone or cancel system replacement or new system evaluations due to changes in their strategic priorities, project objectives, budgetary constraints, internal purchasing processes or company management;

•
customer evaluations and purchasing processes vary from company to company, and a customer's internal approval and expenditure authorization process can be difficult and time consuming, even after selection of a vendor; and

•	the number, timing and significance of software product enhancements and new software product announcements by us and by our competitors may affect purchase decisions.

Several factors may require us to defer recognition of license or service related revenue for a significant period of time after entering into a customer agreement, including:

•	whether the license agreement relates to then unavailable software products;

•	whether transactions include both currently deliverable software products and software products that are under development or other undeliverable elements;

•	whether the customer demands services that include significant modifications, customizations or complex interfaces that could delay products delivery or acceptance;

•	whether the transaction involves acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as known defects; and

•	whether the transaction involves payment terms or fees that depend upon contingencies.

Because of the factors listed above and other specific requirements under Generally Accepted Accounting Principles (GAAP) for software revenue recognition, we must have very precise terms in our customer agreements in order to recognize revenue when we initially deliver software or perform services. Although we have standard forms of license and service agreements that meet the criteria under GAAP for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.

Variances or slowdowns in our licensing activity in prior quarters may affect current and future consulting, training and maintenance service revenues since these revenues typically follow license fee revenues. Our ability to maintain or increase services revenue primarily depends on our ability to increase the number and size of our licensing agreements. In addition, we base our expense levels, operating costs and hiring plans on projections of future revenues and are relatively fixed. If our actual revenues fall below our expectations in any particular quarter, our business, operating results, and financial condition could be materially adversely affected.

There Is Intense Competition in Our Industry, Which Requires Us to Constantly Create New Products, Improve Our Existing Products and Sell Our Products at Competitive Prices.

We compete with a variety of software vendors, including:

•	vendors focusing on the supply chain application software market, such as i2 Technologies, Manugistics, and Aspen Technologies;

•
large enterprise resource planning (ERP) application software vendors such as SAP, Microsoft, Peoplesoft, JD Edwards, and Oracle, each of which currently offers sophisticated ERP solutions that currently or may in the future incorporate supply chain management modules, advanced planning and scheduling or collaboration software;

•
other business application software vendors that may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of supply chain management software;

•	internal development efforts by Corporate Information Technology departments;

•	providers of human resource management system software products;

•	providers of financial management systems software products; and

•	numerous other firms that offer products and services with new or advanced features.

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

In addition, we believe we must differentiate ourselves through different or more subtle architectural and technological factors. Some of our competitors may have an advantage over us due to their:

•	significant worldwide presence;

•	longer operating and product development history;

•	substantially greater financial, technical and marketing resources; and

•	larger installed base.

Furthermore, potential customers may consider outsourcing options, including application service providers, data center outsourcing and service bureaus as viable alternatives to licensing our software products.

We May Derive a Significant Portion of Our Revenue in any Quarter from a Limited Number of Large, Non-Recurring License Sales.

We expect to continue to experience from time to time large, individual license sales, which may cause significant variations in quarterly license fees. We also believe that purchasing our products is relatively discretionary and generally involves a significant commitment of a customer’s capital resources. Therefore, a downturn in any potential customer’s business could result in order cancellations that could have a significant adverse impact on our revenue and quarterly results. Moreover, declines in general economic conditions could precipitate significant reductions in corporate spending for information technology, which could result in delays or cancellations of orders for our products.

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

We Rely to a Large Extent on Services Provided by American Software and Are Subject to Effective Control by American Software.

We operated as a division of American Software, Inc. until we went public in 1997. Today, we are approximately 85% owned by American Software. We receive a substantial amount of financial, accounting, sales and management services from American Software. Although our direct sales force generates the bulk of our sales, we have relied in the past to a substantial extent on our sales relationship with American Software, although we expect to rely on this relationship less in the future. We also rely heavily on financial, accounting and management services provided by American Software. With few exceptions, American Software has no obligation to continue providing these services to us. Therefore, a reduction or discontinuation of services from American Software may adversely affect our business, operating results and financial condition.

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

The Impact of Changes in Global Economic Conditions on Our Customers May Cause Us to Fail to Meet Expectations, Which Would Negatively Affect the Price of Our Stock.

Our operating results can vary significantly based upon the effect of changes in global economic conditions on our customers. In particular, the current macro-economic environment is more uncertain than in recent periods and has the potential to materially and adversely affect us. The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the areas in which we compete. Because we sell primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenues and lower growth rates. Historically, we have relied upon relatively large license transactions, which causes us to be especially prone to this risk. Customers may defer or reconsider purchasing products if they experience a downturn in their business or if there is a continued downturn in the general economy, which may be worsened by recent terrorist attacks in the United States. Various segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdown and layoffs. Recently, concerns have increased throughout the technology industry regarding negative growth forecasts for the remainder of calendar year 2002. Moreover, there is increasing uncertainty in the business application software market attributed to many factors, including global economic conditions and strong competitive forces.

We Have Recently Expanded Our Technology into Several New Business Areas and Cannot Be Certain that Our Expansion Will Be Successful.

Our future success depends to a large degree on the Internet being accepted and widely used for commerce. If use of the Internet for commerce does not increase as we anticipate, our business will suffer. We have in recent years expanded our technology into a number of new business areas to foster long-term growth, including electronic commerce, on-line business services and other products and services that can be offered over the Internet. These areas are relatively new to our product development, sales and marketing personnel and we cannot be sure that the markets for these products will develop or that we will be able to compete effectively or will generate significant revenues in these new areas. As a result, our success in this area is difficult to predict. In addition, rapid growth in the use of the Internet remains a comparatively recent trend. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of business customers may not adopt or continue to use the Internet to conduct their operations. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products. Our business could be seriously harmed if:

•	the necessary communication and computer network technology underlying the Internet and other online services does not effectively support any expansion that may occur;

•	industry does not develop or adopt new standards and protocols in a timely manner;

•
concerns about security, reliability, cost, ease of use, accessibility, quality of service, or other facts result in the Internet not becoming established as a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the need for and desirability of our products and services.

Our continued success depends on our ability to achieve growth. Our ability to successfully offer products and services and to implement our business plan in a rapidly evolving market requires an effective planning and management process. To continue competing effectively and achieve future growth, we must continue to evaluate and improve the adequacy of our management structure and existing procedures, including our financial and internal controls. If we are not successful, our business, operating results, and financial condition would be materially adversely affected.

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

The Viability of Electronic Marketplaces Is Uncertain.

Electronic marketplaces that allow collaboration over the Internet among trading partners are relatively new and unproven. There can be no assurance that trading partners will adopt electronic marketplaces as a method of doing business. Trading partners may fail to participate in electronic marketplaces for a variety of reasons, including:

•	concerns about the confidentiality of information provided electronically to electronic marketplaces;

•	the inability of technological advances to keep pace with the volume of information processed by electronic marketplaces; and

•	regulatory issues, including antitrust issues that may arise when trading partners collaborate through electronic marketplaces.

Any of these factors could limit the growth of electronic marketplaces as an accepted means of commerce. Slower growth or the abandonment of the electronic marketplace concept in one or more industries could have a material adverse effect on our business, results of operations and financial condition.

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

We rely on existing relationships with certain other software vendors who are also competitors. If these vendors change their business practices in the future, we may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by our existing vendors. If the cost of licensing or maintaining these third-party software products or other technology significantly increases, our gross margin levels could significantly decrease. In addition, interruption in functionality of our products could adversely affect future license and service revenues.

Services Revenues Carry Lower Gross Margins than License Revenues and an Overall Increase in Services Revenue as a Percentage of Total Revenues Could Have an Adverse Impact on Our Business.

Because service revenues have lower gross margins than license revenues, an increase in the percentage of total revenue represented by service revenues could have a detrimental impact on our overall gross margins and could adversely affect operating results. As a result, an increase in services revenues as a percentage of total revenue and a change in the mix between services that are provided by our employees versus services provided by third-party consultants may negatively affect our gross margins.

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

Recent Accounting Pronouncements Could Adversely Impact Our Profitability by Delaying Some Revenue Recognition into Future Periods.

In recent years, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, “Software Revenue Recognition;” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not addressed by existing rules. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we currently comply with SOP 97-2, SOP 98-9 and SAB 101.

The American Institute of Certified Public Accountants has issued implementation guidelines for these standards and the accounting profession is still discussing a wide range of potential interpretations. These implementation guidelines, once finalized, could lead to unanticipated changes in our current revenue accounting practices that could cause us to recognize lower profits. As a result, we may change our business practices significantly in order to continue to recognize a substantial portion of our license revenues when we deliver our software products and services. These changes may adversely affect our business and results of operations.

Our Future Growth Depends Upon Our Ability to Build and Maintain Strategic Relationships with Third Parties.

A key aspect of our sales and marketing strategy is to build and maintain strong working relationships with businesses that we believe play an important role in the successful marketing of our software products and the marketing of our managed services and other services. Our current and potential customers often rely on third-party system integrators to implement, deploy and manage client/server and other platform-based applications. We believe that our marketing and sales efforts are enhanced by the worldwide presence of these companies. However, these companies, most of which have significantly greater financial and marketing resources than we have, may commence, or in some cases increase, the marketing of business application software in competition with us, or may otherwise discontinue their relationships with or support of us. In addition, many of these companies also have relationships with one or more of our competitors and may, in some instances, select or recommend the software offerings of our competitors rather than our software. In addition, certain of these third parties compete with us directly in developing and marketing business application software and related services. If we are unable to maintain or increase our relationships with the third parties that recommend, implement, or support our software, our revenue may be materially affected. In addition, if these strategic partners are unable to recruit and adequately train a sufficient number of consulting personnel to support the implementation of our software products, we may lose customers.

As we have done in the past, in the future we may enter into various development or joint business arrangements to develop new software products or extensions to our existing software products. Under these joint business arrangements, we may distribute ourselves or jointly sell with our business partners an integrated software product and pay a royalty to the business partner based on end-user license fees. While we intend to develop business applications that are integrated with our software products, these software products may in fact not be integrated or brought to market or the market may not accept the integrated solution. As a result, we may not achieve the revenues that we anticipated at the time we entered into the joint business arrangement.

Our Software Products and Product Development Are Complex, Which Makes It Increasingly Difficult to Innovate, Extend Our Product Offerings, and Avoid Costs Related to Correction of Program Errors.

The market for our software products is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. For instance, existing products can become obsolete and unmarketable when vendors introduce products utilizing new technologies or new industry standards emerge. As a result, it is difficult for us to estimate the life cycles of our software products. Our future success will depend in part upon our ability to:

•	continue to enhance and expand our core applications;

•	continue to sell our products;

•	continue to successfully integrate third-party products;

•	enter new markets and achieve market acceptance; and

•
develop and introduce new products that keep pace with technological developments, including developments related to the Internet, satisfy increasingly sophisticated customer requirements and achieve market acceptance.

We can license our software products for use with a variety of popular industry standard database management systems. There may be future or existing database management system platforms that achieve popularity within the business application marketplace and on which we may desire to offer our applications. These future or existing database management system products may or may not be architecturally compatible with our software product design. We may not be able to develop software products on additional platforms with the specifications and within the time frame necessary for market success.

Despite testing by us, our software programs, like all software programs generally, may contain a number of undetected errors or “bugs” when we first introduce them. We do not discover some errors until we have installed the product and our customers have used it. Correcting bugs may result in increased costs and reduced acceptance of our software products in the marketplace. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:

•	vendor hardware platforms;

•	operating systems and updated versions;

•	application software products and updated versions; and

•	database management system platforms and updated versions.

Developing consistent software product performance characteristics across all of these combinations could place a significant strain on our development resources and software product release schedules.

Implementation of Our Products Can Be Complex, Time-Consuming and Expensive and Customers May Be Unable to Implement Our Products Successfully or Otherwise Achieve the Benefits Attributable to Our Products.

Our products must integrate with the many existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. Our customers may be unable to implement our products successfully or otherwise achieve the benefits attributable to our products.

We Sometimes Experience Delays in Product Releases, Which Can Adversely Affect Our Business.

Historically, we have issued significant new releases of our software products periodically, with minor interim releases issued more frequently. As a result of the complexities inherent in our software, major new product enhancements and new products often require long development and testing periods before they are released. On occasion, we have experienced delays in the scheduled release date of new or enhanced products, and we cannot provide any assurance that we will achieve future scheduled release dates. The delay of product releases or enhancements, or the failure of such products or enhancements to achieve market acceptance, could materially affect our business and reputation.

Our Recent and Future Acquisitions May Not Be Successful.

We have in the recent past acquired and invested, and may continue to acquire or invest, in complementary companies, products and technologies, and enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include:

•	the difficulty of assimilating the operations and personnel of the combined companies;

•	the risk that we may not be able to integrate the acquired technologies or products with our current products and technologies;

•	the potential disruption of our ongoing business;

•	the inability to retain key technical and managerial personnel;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	adverse impact on our annual effective tax rate;

•	dilution of existing equity holders caused by capital stock issuances to the stockholders of acquired companies or to retain employees of the acquired companies;

•	difficulty in maintaining controls, procedures and policies;

•	potential adverse impact on our relationships with partner companies or third-party providers of technology or products;

•	the impairment of relationships with employees and customers; and

•	issues with product quality, product architecture, legal contingencies, product development issues, or other significant issues that may not be detected through our due diligence process.

Recent changes in the law require the use of the purchase method of accounting in all new business acquisitions. The purchase method of accounting for business combinations may require large write-offs of any in-process research and development costs related to companies being acquired, as well as ongoing amortization costs for other intangible assets valued in combinations of companies. In addition, goodwill will need to be periodically tested for impairment and may result in large periodic write-offs. Such write-offs and ongoing amortization charges may have a significant negative impact on operating margins and net income in the quarter of the combination and for several subsequent years. We may not be successful in overcoming these risks or any other problems encountered in connection with such transactions.

Recent Terrorist Activities and Resulting Military and Other Actions Could Adversely Affect Our Business.

The terrorist attacks on September 11, 2001, disrupted commerce throughout the world. In response to such attacks, the U.S. is actively using military force to pursue those behind these attacks and initiating broader actions against global terrorism. The continued threat of terrorism throughout the world, the escalation of military action, and heightened security measures in response to such threats may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in reductions in capital expenditures or spending on information technology, longer sales cycles, deferral or delay of customer orders, or an inability to effectively market our products, our business and results of operations could be materially and adversely affected.

Our International Operations and Sales Subject Us to Risks Associated with Unexpected Activities Outside of the United States.

The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in locations within the United States. The following factors, among others, could have an adverse impact on our business and earnings:

•	conducting business in currencies other than United States dollars subjects us to factors such as currency controls and fluctuations in currency exchange rates;

•	we may be unable to hedge some transactions because of uncertainty or the inability to reasonably estimate our foreign exchange exposure;

•	we may hedge some anticipated transactions and transaction exposures, but could experience losses if exchange rates move in the opposite direction;

•	we may have difficulty in offering foreign technical standards;

•	increased cost and development time required to localize our products;

•	lack of experience in a particular geographic market;

•	regulatory, social, political, labor or economic conditions in a specific country or region;

•	reduced protection for intellectual property rights in some countries;

•	cultural and language difficulties;

•	political instability;

•	difficulties in staffing and managing international operations;

•	laws, policies and other regulatory requirements affecting trade and investment including loss or modification of exemptions for taxes and tariffs, and import and export license requirements;

•	exposure to different legal standards;

•	difficulties in collecting accounts receivable and longer collection periods; and

•	operating costs in many countries are higher than in the United States.

The Euro Creates Uncertainty for Our Product Development and, as a Result, Could Affect Sales.

A number of our software releases contain European Monetary Union, or EMU, functionality that allows for dual currency reporting and information management. However, since the Euro has only recently become a legally required currency in member nations, it is likely that not all issues related to conversion to EMU have surfaced yet, and we may not have adequately addressed some that do emerge. In addition, customers may use our products with third-party products that may not be EMU compliant. Although we continue to take steps to address the impact, if any, of EMU compliance for such third-party products, failure of any critical technology components to operate properly under EMU requirements may adversely affect sales or require us to incur unanticipated expenses to remedy any problems.

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

•	knowledge, ability and experience of our employees;

•	frequent software product enhancements;

•	customer education; and

•	timeliness and quality of support services.

Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. The laws of some countries in which our software products are or may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States.

We generally enter into confidentiality or license agreements with our employees, customers, consultants, and vendors. These agreements control access to and distribution of our software, documentation, and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products, obtain and use information that we regard as proprietary, or develop similar technology through reverse engineering or other means. Preventing or detecting unauthorized use of our products is difficult. There can be no assurances that the steps we take will prevent misappropriation of our technology or that our license agreements will be enforceable. In addition, we may resort to litigation to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of others’ proprietary rights, or to defend against claims of infringement or invalidity in the future. Such litigation could result in significant costs or the diversion of resources. This could materially adversely affect our business, operating results and financial condition.

Third parties may assert infringement claims against us. Although we do not believe that our products infringe on the proprietary rights of third parties, we cannot guarantee that third parties will not assert or prosecute infringement or invalidity claims against us. These assertions could distract management, require us to enter into royalty arrangements, and could result in costly and time consuming litigation, including damage awards. Such assertions or defense of such claims may materially adversely affect our business, operating results, or financial condition. In addition, such assertions could result in injunctions against us. Injunctions that prevent us from distributing our products would have a material adverse effect on our business, operating results, and financial condition. If third parties assert such claims against us, we may seek to obtain a license to use such intellectual property rights. There can be no assurance that such a license would be available on commercially reasonable terms.

We May Experience Liability Claims Arising Out of the Licensing of Our Software and Provision of Services.

Our agreements normally contain provisions designed to limit our exposure to potential liability claims. However, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or ordinances. For example, we may not be able to avoid or limit liability for disputes relating to product performance or the provision of services. If a claim against us were to be successful, we may be required to incur significant expense and pay substantial damages. Even if we prevailed, the accompanying publicity could adversely impact the demand for our products and services.

We also rely on certain technology that we license from third parties, including software that is integrated with our internally developed software. Although these third parties generally agree to indemnify us against claims that their technology infringes on the proprietary rights of others, such indemnification is not always available for all types of intellectual property. Often such third-party indemnifiers are not well capitalized and may not be able to indemnify us in the event that their technology infringes on the proprietary rights of others. As a result, we may face substantial exposure in the event that technology we license from a third-party infringes on another party’s proprietary rights. Defending such infringement claims, regardless of their validity, could result in significant cost and diversion of resources.

We Face Risks Associated with the Security of our Products.

We have included security features in certain of our Internet browser-enabled products that are intended to protect the privacy and integrity of customer data. Despite these security features, our products may be vulnerable to break-ins and similar problems caused by Internet users. Such break-ins and other disruptions could jeopardize the security of information stored in and transmitted through the computer systems of our customers. Break-ins include such things as hackers bypassing firewalls and accessing confidential information. Addressing problems caused by such break-ins may have a material adverse effect on our business.

Although our license agreements with our customers contain provisions designed to limit our exposure as a result of the defects listed above, such provisions may not be effective. Existing or future federal, state, or local laws or ordinances or unfavorable judicial decisions could affect their enforceability. To date, we have not experienced any such claims, but there can be no assurance that this will not occur in the future. Because our products are used in essential business applications, a successful product liability claim could have a material adverse effect on our business, operating results, and financial condition. Additionally, defending such a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management.

Growth in Our Operations Could Increase Demands on Our Managerial and Operational Resources.

If the scope of our operating and financial systems and the geographic distribution of our operations and customers increases dramatically, it may increase demands on our management and operations. Our officers and other key employees will need to implement and improve our operational, customer support and financial control systems and effectively expand, train and manage our employee base. Further, we may be required to manage an increasing number of relationships with various customers and other third parties. We may not be able to manage future expansion successfully, and our inability to do so could harm our business, operating results and financial condition.

Our Stock Price Is Volatile and There Is a Risk of Litigation.

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	announcements of technological innovations by us or our competitors;

•	new products or the acquisition of significant customers by us or our competitors;

•	developments with respect to our copyrights or other proprietary rights or those of our competitors;

•	changes in recommendations or financial estimates by securities analysts;

•	changes in management;

•	conditions and trends in the software industry generally;

•	the announcement of acquisitions or other significant transactions by us or our competitors;

•	adoption of new accounting standards affecting the software industry;

•	general market conditions; and

•	domestic or international terrorism and other factors.

Fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits. Although no such lawsuits are currently pending against us and we are not aware that any such lawsuit is threatened to be filed in the future, there is no assurance that we will not be sued based on fluctuations in the price of our common stock. Defending against such suits could result in substantial cost and divert management’s attention and resources. In addition, any settlement or adverse determination of such lawsuits could subject us to significant liability.

We Cannot Predict Every Event and Circumstance That May Impact Our Business and, Therefore, the Risks and Uncertainties Discussed Above May Not Be the Only Ones You Should Consider.

The risks and uncertainties discussed above are in addition to those that apply to most businesses generally. In addition, as we continue to operate our business, we may encounter other risks of which we are not aware at this time. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.    For the fiscal year ended April 30, 2002, we generated 13% of our revenues outside of the United States. International sales usually are made by our foreign subsidiaries and are denominated typically in U.S. Dollars or British Pounds Sterling. However, the expenses incurred by foreign subsidiaries are denominated in the local currencies. There was no material impact on our revenues or expenses from foreign currency fluctuations in fiscal 2002. In addition, a 10% movement in foreign currency rates would not have a material impact on our financial position or results of operations.

Interest rates.    We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our Senior Management. These instruments are denominated in U.S. dollars. The fair market value of securities held at April 30, 2002 was approximately $15.4 million.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency.

Many of our investments carry a degree of interest rate risk. When interest rates fall, our income from investments in variable-rate securities declines. When interest rates rise, the fair market value of our investments in fixed-rate securities declines. We attempt to mitigate risk by holding fixed-rate securities to maturity, but should our liquidity needs force us to sell fixed-rate securities prior to maturity, we may experience a loss of principal. We believe that a 10% change in average interest rates would not have a material impact on our financial position or results of operations.

Inflation.    Although we cannot accurately determine the amounts attributable thereto, we have been affected by inflation through increased costs of employee compensation and other operational expenses. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices.

Item 8.     Financial Statements and Supplementary Data

The following combined financial statements of Logility, Inc. are filed as part of this Form 10-K on the pages indicated:

LOGILITY, INC.

COMBINED BALANCE SHEETS
(In thousands, except share data)
April 30, 2002 and 2001

	2002	2001
Assets
Current assets:
Cash and cash equivalents	$7,721	$5,376
Investments—current	15,391	10,420
Trade accounts receivable, less allowance for doubtful accounts of $326 and $552 at April 30, 2002 and 2001, respectively:
Billed	5,327	4,353
Unbilled	701	1,636
Due from American Software, Inc.	1,085	2,916
Prepaid expenses and other current assets	409	500

Total current assets	30,634	25,201
Investments—noncurrent	—	4,910
Furniture and equipment, less accumulated depreciation	912	1,497
Intangible assets, less accumulated amortization	7,634	8,219
Other assets, net	933	1,014

	$40,113	$40,841

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$624	$1,074
Accrued compensation and related costs	1,309	1,749
Other current liabilities	1,549	1,531
Deferred revenues	4,966	6,378

Total current liabilities	8,488	10,732
Deferred income taxes	2,882	3,321

Total liabilities	11,330	14,053

Shareholders’ equity:
Preferred stock; 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 13,885,214 and 13,878,714 shares issued as of April 30, 2002 and 2001, respectively	—	—
Additional paid-in capital	44,703	44,684
Accumulated deficit	(11,374)	(13,480)
Treasury stock, at cost: 663,107 and 621,011 shares as of April 30, 2002 and 2001, respectively	(4,546)	(4,416)

Total shareholders’ equity	28,783	26,788
Commitments and contingencies (note 9)	—	—

	$40,113	$40,841

See accompanying notes to combined financial statements.

LOGILITY, INC.

COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
Years ended April 30, 2002, 2001, and 2000

	2002	2001	2000
Revenues:
License	$8,445	$8,587	13,501
Services and Other	9,662	9,128	9,370
Maintenance	11,292	10,491	9,418

Total revenues	29,399	28,206	32,289

Cost of revenues:
License	3,886	3,985	3,218
Services and Other	6,436	6,227	5,144
Maintenance	2,017	1,645	1,775

Total cost of revenues	12,339	11,857	10,137

Gross margin	17,060	16,349	22,152
Operating expenses:
Research and development	2,712	5,211	4,949
Sales and marketing	9,742	13,618	12,898
General and administrative	3,456	3,954	3,054
Charge for restructuring	—	476	—

Total operating expenses	15,910	23,259	20,901

Operating income (loss)	1,150	(6,910)	1,251
Other income, net	956	1,218	1,137

Income (loss) before income taxes	2,106	(5,692)	2,388
Income tax expense	—	—	—

Net income (loss)	$2,106	$(5,692)	$2,388

Earnings (loss) per common share:
Basic	$0.16	$(0.43)	$0.18

Diluted	$0.16	$(0.43)	$0.17

Shares used in the calculation of net earnings (loss) per common share:
Basic	13,245	13,289	13,333

Diluted	13,272	13,289	13,698

See accompanying notes to combined financial statements.

LOGILITY, INC.

COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)
Years ended April 30, 2002, 2001, and 2000

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock		Total shareholders’ equity
	Shares	Amount			Shares	Amount
Balance at April 30, 1999	13,830,000	$—	43,187	(10,176)	410,800	$(3,543)	29,468
Repurchase of common shares	—	—	—	—	154,011	(768)	(768)
Proceeds from exercise of stock options	43,454	—	125	—	—	—	125
Net income	—	—	—	2,388	—	—	2,388

Balance at April 30, 2000	13,873,454	—	43,312	(7,788)	564,811	(4,311)	31,213
Contribution of software from American Software, Inc.	—	—	1,173	—	—	—	1,173
Proceeds from exercise of stock options	5,260	—	14	—	—	—	14
Repurchase of common shares	—	—	—	—	56,200	(105)	(105)
Compensation expense resulting from acceleration of vesting of ASI options held by employee	—	—	185	—	—	—	185
Net loss	—	—	—	(5,692)	—	—	(5,692)

Balance at April 30, 2001	13,878,714	—	44,684	(13,480)	621,011	(4,416)	26,788
Repurchase of common shares	—	—	—	—	42,096	(130)	(130)
Proceeds from exercise of stock options	6,500	—	19	—	—	—	19
Net income	—	—	—	2,106	—	—	2,106

Balance at April 30, 2002	13,885,214	$—	44,703	(11,374)	663,107	$(4,546)	28,783

See accompanying notes to combined financial statements.

LOGILITY, INC.

COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
Years ended April 30, 2002, 2001, and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$2,106	$(5,692)	$2,388
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,338	3,512	3,485
Noncash compensation expense	—	185	—
Charge for write-off of minority investment in business	—	300	—
(Increase) decrease in assets:
Accounts receivable	(39)	1,168	245
Due from American Software, Inc.	1,831	(712)	(2,204)
Prepaid expenses and other assets	172	54	(102)
Increase (decrease) in liabilities:
Accounts payable	(450)	(151)	235
Accrued compensation and other liabilities	(422)	(349)	578
Deferred revenues	(1,412)	673	995

Net cash provided by (used in) operating activities	6,124	(1,012)	5,620

Cash flows from investing activities:
Additions to capitalized computer software development costs	(2,986)	(2,966)	(3,373)
Additions to purchased computer software costs	(49)	(171)	(100)
Purchases of furniture and equipment	(133)	(300)	(539)
Purchase of minority investment in business	—	—	(300)
Proceeds from maturities of investments	43,345	93,365	53,791
Purchases of investments	(43,406)	(87,532)	(60,930)

Net cash (used in) provided by investing activities	(3,229)	2,396	(11,451)

Cash flows from financing activities:
Deferred income taxes resulting from Tax Sharing Agreement	(439)	559	303
Proceeds from exercise of stock options	19	14	125
Repurchases of common stock	(130)	(105)	(768)

Net cash (used in) provided by financing activities	(550)	468	(340)

Net change in cash and cash equivalents	2,345	1,852	(6,171)
Cash and cash equivalents at beginning of year	5,376	3,524	9,695

Cash and cash equivalents at end of year	$7,721	$5,376	$3,524

Supplemental disclosure:
Cash paid for income taxes	$—	$26	$84

Supplemental disclosure of noncash transactions:
Contribution of software from American Software, Inc.	$—	$1,173	$—

See accompanying notes to combined financial statements.

LOGILITY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(1)    Presentation and Summary of Significant Accounting Policies

(a)  Business and Presentation

Logility, Inc. (the Company) develops, markets, and supports an integrated suite of business-to-business collaborative commerce software products. This suite of products is designed to manage the flow of information and products along the entire value chain of an enterprise, from raw materials, manufacturing, and warehousing to final consumption. The Company’s products and services are used by customers within the United States and certain international markets.

The Company is headquartered in Atlanta, Georgia, and is an approximately 85%-owned subsidiary of American Software, Inc. (ASI). Prior to the contribution of the following operations by ASI to the Company, the Company’s operations consisted of the following divisions and subsidiary of ASI which were derived from ASI’s consolidated financial statements: Supply Chain Planning and WarehousePRO divisions of ASI; and Distribution Sciences Inc., a wholly owned subsidiary of ASI. Effective January 23, 1997, ASI formally contributed its Supply Chain Planning division to the Company. Effective August 1, 1997, ASI contributed its WarehousePRO division to the Company. Distribution Sciences, Inc. was merged into the Company on August 5, 1997.

(b)  Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition With Respect to Certain Transactions.

License.    License revenues in connection with license agreements for standard proprietary and tailored software are recognized upon delivery of the software, providing collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence exists to defer any revenue related to undelivered elements of the arrangement.

Maintenance.    Revenues derived from maintenance contracts primarily include telephone consulting, product updates, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Maintenance contracts are typically sold for a separate fee with initial contractual periods ranging from one to three years with renewal for additional periods thereafter. Maintenance fees are generally billed annually in advance. Maintenance revenues are recognized ratably over the term of the maintenance agreement. In situations where the maintenance fee is bundled with the license fee, Vendor Specific Objective Evidence (VSOE) for maintenance is determined based on stated renewal rates in the contract, which generally average 18% of the net license fee.

Services.    Revenues derived from services primarily include consulting, implementation, and training. Fees are billed under both time and materials and fixed fee arrangements and are recognized as services are performed.

The percentage-of-completion method of accounting is utilized to recognize revenue on products under development for fixed amounts. Progress under the percentage-of-completion method is measured based on management’s best estimate of the cost of work completed in relation to the total cost of work to be performed under the contract. Any estimated losses on products under development for fixed amounts are immediately recognized in the combined financial statements.

Deferred Revenues.    Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenues are recognized.

LOGILITY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

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

(d)  Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(e)  Investments

Investments consist of commercial paper, corporate bonds, and government securities. The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified its investment portfolio as “held-to-maturity,” and has accounted for these investments at amortized cost. Accordingly, no adjustment for unrealized holding gains or losses has been reflected in the Company’s financial statements.

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

Purchased Computer Software Costs.    Purchased computer software costs represent the cost of acquiring computer software. Amortization of purchased computer software costs is calculated using the straight-line method over periods of three to five years, because this method results in a higher level of amortization.

LOGILITY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

Total Expenditures and Amortization.    Total expenditures for capitalized computer software development costs, total research and development expense, total amortization of capitalized computer software development costs, and total amortization of purchased computer software costs are as follows:

	Years ended April 30
	2002	2001	2000
	(In thousands)
Total capitalized computer software development costs	$2,986	2,966	3,373
Total research and development expense	2,712	5,211	4,949

Total research and development expense and capitalized computer software development costs	$5,698	8,177	8,322

Total amortization of capitalized computer software development costs	$3,512	2,704	2,761
Total amortization of purchased computer software costs	108	135	106

(h)  Income Taxes

The Company accounts for income taxes using the asset and liability method of SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s results of operations are included in the consolidated Federal income tax return filed by ASI.

(i)  Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these combined financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

(j)  Fair Value of Financial Instruments

The Company uses financial instruments in the normal course of its business. The carrying values of cash equivalents; trade accounts receivable and unbilled accounts receivable; accounts payable; accrued compensation and related costs; accrued royalties; and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. See note 2 for disclosures regarding the fair value of the Company’s investments.

(k)  Stock Compensation Plans

The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, which encourages entities to recognize the fair value of all stock-based awards on the date of grant as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosures for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied.

LOGILITY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

Under APB Opinion No. 25, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures under the provisions of SFAS No. 123.

(l)  Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles held for sale, other than those related to discontinued operations, be reported at the lower of carrying amount or fair value less cost to sell.

(m)  Reclassifications

Certain reclassifications have been made to the 2001 and 2000 combined financial statements to conform to the presentation adopted in 2002.

(n)  Comprehensive Income

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

(o)  Net Earnings (Loss) Per Common Share

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

The numerator in calculating both basic and diluted earnings (loss) per common share for each year is the same as net income (loss). The denominator is based on the following number of common shares:

	Years ended April 30
	2002	2001	2000
	(in thousands)
Weighted average common shares outstanding used for basic	$13,245	13,289	13,333
Dilutive effect of outstanding stock options	27	—	365

Total used for diluted	$13,272	13,289	13,698

For the years ended April 30, 2002, 2001, and 2000 options to purchase approximately 754,000, 779,000, and 555,000 shares of common stock, respectively, were excluded from the computation of diluted earnings (loss) per share as the impact was antidilutive.

LOGILITY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(p)  Industry Segment

The Company operates and manages its business in one segment, that being providing value chain management software solutions to participants along the value chain.

(2)    Investments

Investments, which are classified as held-to-maturity, consist of the following at April 30, 2002 and 2001 (in thousands):

	2002			2001
	Carrying value	Fair value	Unrealized gain (loss)	Carrying value	Fair value	Unrealized gain
Commercial paper	$5,991	5,996	5	7,175	7,175	—
Corporate bonds	6,959	6,971	12	5,406	5,507	101
Government securities	2,441	2,435	(6)	2,749	2,778	29

	$15,391	15,402	11	15,330	15,460	130

(3)    Furniture and Equipment

Furniture and equipment consist of the following at April 30, 2002 and 2001 (in thousands):

	2002	2001
Computer and communications equipment	$3,561	3,429
Furniture and fixtures	412	411

	3,973	3,840
Less accumulated depreciation	3,061	2,343

	$912	1,497

(4)  Intangible Assets

Intangible assets consist of the following at April 30, 2002 and 2001 (in thousands):

	2002	2001
Capitalized computer software development costs	$25,130	22,144
Purchased computer software costs	1,460	1,411

	26,590	23,555
Less accumulated amortization	18,956	15,336

	$7,634	8,219

During the year ended April 30, 2001, ASI contributed to the Company $1.17 million of capitalized software costs which was recorded as an increase to additional paid-in capital.

LOGILITY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(5)  Purchase of Minority Investment in Businesses

During the year ended April 30, 2000, the Company acquired 30% of the outstanding common stock of ShipSolutions, Inc. (SSI) for $300,000. During the year ended April 30, 2001, it was determined that the investment in SSI had no value and the investment was written off.

During the year ended April 30, 1999, the Company acquired 10% of the outstanding common stock of INSIGHT, INC., a leading provider of optimization technology for support chain modeling and logistics systems, for $763,000. The investment in INSIGHT, INC. is accounted for on the cost basis of accounting, and due to immateriality is included in other assets.

(6)  Income Taxes

The Company is included in the consolidated Federal income tax return filed by ASI; however, the Company has provided for income taxes as if it were filing a separate income tax return.

The Company’s effective tax rate differs from the “expected” income tax expense (benefit) calculated by applying the Federal statutory rate of 34% to earnings (loss) before income taxes as follows:

	Years ended April 30
	2002	2001	2000
	(In thousands)
Computed “expected” income tax expense (benefit)	$716	(1,935)	812
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	103	(231)	120
Change in the valuation allowance for deferred tax assets	(979)	2,204	(827)
Other, net	160	(38)	(105)

	$—	—	—

The significant components of deferred income tax expense (benefit) attributable to earnings (loss) before income taxes for the years ended April 30, 2002, 2001, and 2000, are as follows:

	Years ended April 30
	2002	2001	2000
	(In thousands)
Deferred income tax expense (benefit)	$979	(2,204)	827
Increase (decrease) in the valuation allowance for deferred tax assets	(979)	2,204	(827)

	$—	—	—

LOGILITY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities computed on a separate return basis and before consideration of the Company’s Tax Sharing Agreement with ASI at April 30, 2002 and 2001 are presented as follows:

	Years ended April 30
	2002	2001
	(In thousands)
Deferred income tax assets:
Compensated absences and other expenses, due to accrual for financial reporting purposes	$370	243
Deferred revenue	421	421
Accounts receivable, due to allowance for doubtful accounts	124	259
Prepaid maintenance	252	754
Net operating loss carryforwards	6,911	7,819

Total gross deferred income tax assets	8,078	9,496
Less valuation allowance	5,196	6,175

Net deferred income tax assets	2,882	3,321

Deferred income tax liabilities:
Capitalized computer software development costs	2,844	3,051
Prepaid royalties	13	39
Property and equipment, primarily due to differences in depreciation	23	228
Other	2	3

Total gross deferred income tax liabilities	2,882	3,321

Net deferred income tax asset (liability)	$—	—

In accordance with the Company’s Tax Sharing Agreement with ASI, the Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. All benefits derived from deferred tax assets as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards) that arose prior to the initial public offering (of $5,768,000) were allocated to ASI. Accordingly, the Company will not receive any benefit from the $5,768,000 of contributed gross deferred tax assets. In addition, certain deferred tax liabilities that arose prior to the initial public offering were allocated to the Company (which gives rise to the Company’s net deferred tax liability of $2,882,000 at April 30, 2002 and $3,321,000 at April 30, 2001 recorded in the accompanying combined balance sheets). To the extent the tax computation produces a tax benefit for the Company, ASI will be required to pay such amounts to the Company only if and when realized by ASI by a reduction in income taxes payable with respect to the current tax period. At April 30, 2002, ASI had net operating loss carryforwards of approximately $19 million which must be utilized by ASI before the Company would receive payment for any currently generated tax benefits. Such net operating losses expire in varying amounts through 2022.

(7)    Stockholders’ Equity

(a)  Stock Compensation

Prior to August 7, 1997, the Company had not issued any stock options; however, certain employees of the Company received stock options of ASI. Effective August 7, 1997, the Company adopted the Logility, Inc. 1997 Stock Plan (Stock Plan). The Stock Plan provides for grants of incentive stock options and nonqualified stock options to certain key employees and directors of the Company. The Stock Plan also allows for stock

LOGILITY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

appreciation rights in lieu of or in addition to stock options. Options to purchase a maximum of 1,200,000 shares of common stock and a maximum of 300,000 units of Stock Appreciation Rights (SARs), as defined, may be granted under the Stock Plan. The options generally vest over a four-year period. The terms of the options generally are for ten years. The Company has not granted any SARs.

The Stock Plan further limits stock option grants by providing that the number of outstanding option shares, when added to the outstanding shares held by shareholders other than American Software, may not exceed 20% of the issued and outstanding shares, if it were assumed that all of the stock options were exercised. As of April 30, 2002, the Company could grant up to 122,096 additional option shares under the limitation described above.

A summary of the status of the Company’s Stock Plan as of April 30, 2002, 2001, and 2000 and changes during the years then ended is presented below:

	Shares	Weighted average price
Outstanding at April 30, 1999	555,446	$4.22
Granted	415,400	5.04
Exercised	(43,454)	2.88
Forfeited/canceled	(163,303)	4.28

Outstanding at April 30, 2000	764,089	4.73
Granted	132,000	3.17
Exercised	(5,260)	2.75
Forfeited/canceled	(111,808)	5.53

Outstanding at April 30, 2001	779,021	4.37
Granted	165,250	3.15
Exercised	(6,500)	2.81
Forfeited/canceled	(156,349)	5.72

Outstanding at April 30, 2002	781,422	$3.85

Options exercisable at April 30, 2002	417,291	4.20
April 30, 2001	326,841	4.87
April 30, 2000	126,438	6.17
Weighted average fair value of options granted during:
2002		$2.40
2001		2.94
2000		2.63

The following table summarizes information about fixed stock options outstanding at April 30, 2002:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at April 30, 2002	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at April 30, 2002	Weighted average exercise price
$1.63— 3.25	395,320	7.0	$2.76	227,989	$2.75
3.26— 4.88	319,012	7.3	3.82	137,212	4.00
4.89— 8.13	27,000	7.5	7.30	17,000	7.33
8.14—13.00	20,045	5.2	11.63	15,045	10.23
13.01—14.63	13,045	2.9	14.50	13,045	14.50
14.64—16.25	7,000	6.5	15.61	7,000	15.61

	781,422	7.0	3.85	417,291	4.20

LOGILITY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

ASI and the Company apply the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for ASI’s and the Company’s stock option plans. Had compensation cost for the Company’s share of ASI’s stock-based compensation plans and its own stock option plan been determined consistent with SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share would have been changed to the pro forma amounts indicated below:

	Years ended April 30
	2002	2001	2000
	(in thousands, except per share data)
Net income (loss):
As reported	$2,106	(5,692)	2,388
Pro forma	1,296	(6,854)	1,013
Diluted net income (loss) per common share:
As reported	$0.16	(0.43)	0.17
Pro forma	0.10	(0.52)	0.07

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	80.2%	121.2%	150.9%
Risk-free interest rate	4.9%	5.8%	5.6%
Expected life	8 years	8 years	8 years

(b)  Employee Stock Purchase Plan

In November 1998, the Company adopted an Employee Stock Purchase Plan (the Purchase Plan) that offers employees the right to purchase shares of the Company’s common stock at 85% of the market price, as defined, pursuant to the Purchase Plan. Under the Purchase Plan, full-time employees, except persons owning 5% or more of the Company’s common stock, are eligible to participate after one month of employment. Employees may contribute up to 15% of their annual salary toward the Purchase Plan subject to a maximum of $15,000 per year. Common stock is purchased in the open market on behalf of the participants. The Company contributes to the purchase price by funding a 15% discount to market price. A maximum of 200,000 shares of common stock may be purchased under the Purchase Plan. During the years ended April 30, 2002, 2001, and 2000, 40,265, 48,397, and 23,361 shares, respectively, were purchased on the open market, at a cost to the Company of $70,914, $73,607 and $147,782, respectively, representing the funded discount from market price.

(8)  International Revenues and Significant Customer

International revenues were approximately $3.7 million or 13%, $4 million or 14%, and $3.7 million or 11% of combined revenues for the years ended April 30, 2002, 2001, and 2000, respectively, and were derived primarily from customers in Europe.

One customer accounted for approximately 13% of combined revenues for the year ended April 30, 2000. No individual customer accounted for more than 10% of combined revenues for the years ended April 30, 2002 or 2001.

LOGILITY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(9)  Commitments and Contingencies

(a)  401(k) Profit Sharing Plan

The employees of the Company are offered the opportunity to participate in the ASI 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 15% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2002, 2001, or 2000.

Effective January 1, 1999, the Company began contributing an employer match in an amount equal to 25% of the eligible participant’s compensation contributed to the Plan subject to a maximum of 6% of compensation. The Company’s matching contributions totaled approximately $126,000, $160,000, and $153,000 for 2002, 2001, and 2000, respectively.

Effective January 1, 2002, ASI amended the 401(k) Plan to discontinue the Company’s matching contributions. The 401(k) Plan was further amended to allow the Company to make a discretionary matching contribution at a rate to be determined by the Company. No discretionary matching contributions have been made subsequent to January 1, 2002.

(b)  Lease Commitments

The Company occupies its principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note 10). Amounts allocated to the Company for rent expense for these facilities were $509,000, $763,000, and $418,000 for the years ended April 30, 2002, 2001, and 2000, respectively. In addition, the Company has various other operating leases. Rent expense under these facility leases was $444,000, $702,000, and $433,000 for the years ended April 30, 2002, 2001, and 2000, respectively.

Future minimum lease payments under noncancelable operating leases (excludes cancelable leases with ASI) are as follows (in thousands):

Year ending April 30:
2003	$284
2004	275
2005	122
2006	7

$688

(c)  Contingencies

The Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

LOGILITY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(10)    Agreements with ASI

Effective August 1, 1997 (except for the Tax Sharing Agreement, which was effective January 23, 1997), the Company entered into certain contractual arrangements with ASI related to the following:

Tax Sharing Agreement—The terms and payments under the Tax Sharing Agreement are described in note 6.

Services Agreement—Commencing August 1, 1997, the Company began purchasing (or selling) various services from (to) ASI based upon various cost methodologies as described below:

Service	Cost methodology	Expense for the year ended April 30, 2002	Expense for the year ended April 30, 2001	Expense for the year ended April 30, 2000
• General corporate services, including accounting, insurance expense, and employee benefits services	Apportioned based on formula to all ASI subsidiaries	$1,326,000	$1,100,000	$662,000

• Professional services to customers on behalf of the Company (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	404,000	452,000	345,000

LOGILITY, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)
	Expense for the year ended April 30, 2002	Expense for the year ended April 30, 2001	Expense for the year ended April 30, 2000

FacilitiesAgreement—The Company leases various properties from ASI for specified square foot rates. The stated term of the agreement is for two years and is renewed automatically thereafter for successive one-year terms; however, it may be terminated by either party after a 90-day notice. In 2001 and 2000,ASI allocated utility expenses based on the Company’s percentage of occupancy. Also included in these costs is utilities, telephone, and security expense.	$509,000	$763,000	$418,000

StockOption Agreement—The Company has granted ASI an option to purchase Company common stock to enable ASI to maintain the necessary ownership percentage required to consolidate the Company in ASI’s consolidated Federal income tax return. The purchase price of the option is the average of the closing price on each of the five business days immediately preceding the date of payment.
	Not applicable	Not applicable	Not applicable

TechnologyLicense Agreement—The Company granted ASI a nonexclusive, nontransferable, worldwide perpetual right and license to use, execute, reproduce, display, etc. its Value Chain Planning and Execution Solutions (which ASI had transferred to the Company) so that ASI may maintain and support end-users of the software products. The license is fully paid and royalty-free.
	Not applicable	Not applicable	Not applicable

MarketingLicense Agreement—The Company utilizes ASI as a nonexclusive marketing representative for licensing of its products and pays ASI 30% (50% for certain international licenses) of net license fees for its services. The stated term of the agreement is for five years, but may be terminated at either party’s discretion upon 12 months’ notice.	107,000	367,000	731,000

Independent Auditors’ Report

The Board of Directors and Shareholders
Logility, Inc.:

We have audited the accompanying combined balance sheets of Logility, Inc. as of April 30, 2002 and 2001 and the related combined statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2002. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Logility, Inc. as of April 30, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Atlanta, Georgia
June 14, 2002

Selected Quarterly Financial Data (Unaudited)

The following quarterly information is unaudited and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the operating results for each quarter in the years ended April 30, 2002 and 2001 (in thousands, except per share amounts):

	Total Revenue	Operating Income (Loss)	Net Earnings (Loss) Attributable to Common Shareholders	Diluted net earnings (loss) per share
Quarter ended:
July 31, 2001	$8,117	$303	$593	$0.04
October 31, 2001	6,902	76	360	0.03
January 31, 2002	7,236	412	613	0.05
April 30, 2002	7,144	359	540	0.04

Year ended April 30, 2002	$29,399	$1,150	$2,106	$0.16

Quarter ended:
July 31, 2000	$6,922	$(1,082)	$(759)	$(0.06)
October 31, 2000	6,612	(2,853)	(2,694)	(0.20)
January 31, 2001	6,485	(3,104)	(2,706)	(0.20)
April 30, 2001	8,187	129	467	0.03

Year ended April 30, 2001	$28,206	$(6,910)	$(5,692)	$(0.43)

Total revenues decreased 1% from the third quarter to the fourth quarter in fiscal 2002. This was primarily the result of a decrease in services revenues, partially offset by increases in license fees and maintenance revenues. License fees increased 48% in the fourth quarter ended April 30, 2002 when compared to the third quarter ended January 31, 2002, primarily as a result of increased sales effectiveness in the fourth quarter. Services revenues decreased 36% in the fourth quarter ended April 30, 2002 when compared to the third quarter ended January 31, 2002, as a result of decreased levels of software implementation services connected with past license fee sales. Maintenance revenues increased 3% in the fourth quarter ended April 30, 2002 when compared to the third quarter ended January 31, 2002.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The directors and executive officers of Logility are as follows:

Name	Age	Position
J. Michael Edenfield	44	Chief Executive Officer, President and Director
James C. Edenfield	67	Chairman of the Board of Directors
Frederick E. Cooper	60	Director
Parker H. Petit	62	Director
Dr. John A. White	62	Director
Vincent C. Klinges	39	Chief Financial Officer
H. Allan Dow	38	Executive Vice President, Worldwide Sales and Marketing
Donald L. Thomas	55	Vice President, Customer Service

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

James C. Edenfield, has served as Chairman of the Board of Directors of the Company since January 1997. He is a co-founder of American Software, where he has served as Chief Executive Officer and Director since 1971. Prior to founding American Software, Mr. Edenfield held several executive positions at, and was a director of, Management Science America, Inc., an applications software development and sales company. He holds a Bachelor of Industrial Engineering degree from the Georgia Institute of Technology. Mr. Edenfield first became a director of the Company in 1997.

Frederick E. Cooper has served as Chairman of the Board of Cooper Capital, a private investment firm, since 1998. From 1990 to 1998, Mr. Cooper served as Chairman of the Board of Directors of Cooper Smith, Inc., a wholesale baked foods company. He is not currently serving as a director of any other company. Mr. Cooper earned his B.A. in 1964 from Washington & Lee University and his J.D. in 1967 from the University of Georgia School of Law. Mr. Cooper first became a director of the Company in 1999.

Parker H. Petit was the founder of Healthdyne, Inc. and served as its Chairman and Chief Executive Officer from 1970 to March 1996. Healthdyne spun off two of its subsidiaries to its shareholders, Healthdyne Technologies (Nasdaq: HDTC) and Healthdyne Information Enterprises (Nasdaq: HDIE) in 1995. Subsequently, its remaining subsidiary, Healthdyne Maternity Management, was merged with Tokos Medical Corporation to form Matria Healthcare, Inc. (Nasdaq: MATR) in 1996. Since 1996, Mr. Petit has served as Chairman, President and CEO of Matria Healthcare, a provider of specialized home healthcare services. Mr. Petit also serves as a member of the Board of Directors of Intelligent Systems Corporation. He is also a director of the Georgia Research Alliance, a coalition of government and industry leaders formed to encourage development of high technology business in Georgia, and has been elected to the Georgia Technology Hall of Fame. Mr. Petit first became a director of the Company in 1997.

Dr. John A. White is Chancellor of the University of Arkansas. From July 1991 to July 1997, Dr. White served as Dean of Engineering at Georgia Institute of Technology, having been a member of the faculty since 1975. From July 1988 to September 1991, he served as Assistant Director of the National Science Foundation in Washington, D.C. Dr. White is a member of the Board of Directors of Eastman Chemical Company, J.B. Hunt Transport Services, Inc., Motorola, Inc. and Russell Corporation. He is a member of the National Science Board and the National Academy of Engineering, a past President of the American Institute of Industrial Engineers and past Chairman of the American Association of Engineering Societies. Dr. White founded SysteCon, a logistics consulting firm, and served as its Chairman and Chief Executive Officer until its acquisition by Coopers and Lybrand. Dr. White received a B.S.I.E. degree from the University of Arkansas, an M.S.I.E. degree from Virginia Polytechnic Institute and State University and a Ph.D. from Ohio State University. Dr. White first became a director of the Company in 1997.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and holders of more than 10% of our Common Stock are required under regulations promulgated by the Commission to furnish us with copies of all Section 16(a) forms they file. Based upon a review by the Company of filings made under Section 16(a) of the Exchange Act, all of the reports required to be filed during fiscal 2002 were filed on a timely basis.

Item 11.     Executive Compensation

This information is set forth under the caption “Certain Information Regarding Executive Officers and Directors” in the Proxy Statement, which information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The following table discloses information regarding the Company’s only equity compensation plan, the Logility, Inc. 1997 Stock Plan, as of April 30, 2002. The Company has no equity compensation plans that were not approved by security holders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	417,291	$4.20	782,709

Further information is set forth under the caption “Voting Securities—Security Ownership” in the Proxy Statement, which information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

Relationship with American Software, Inc.

In November 1997, we completed an initial public offering of 2,530,000 shares of common stock. Prior to that time, Logility was a wholly-owned subsidiary of American Software, Inc. (Nasdaq—AMSWA) operating as the supply chain planning software group, warehouse management software group and transportation management group. In anticipation of such offering, Logility and American Software entered into a number of agreements for the purpose of defining certain relationships between the parties (the “Intercompany Agreements”). The more significant of the Intercompany Agreements are summarized below. As a result of American Software’s ownership interest in Logility, the terms of such agreements were not the result of arms-length negotiation. Management of the Company believes, however, that the fees for the various services provided would not exceed fees that would be paid if such services were provided by independent third parties.

Services Agreement

Logility and American Software have entered into a Services Agreement (the “Services Agreement”) with respect to certain services to be provided by American Software (or subsidiaries of American Software) to Logility. The Services Agreement provides that such services are provided in exchange for fees equivalent to fees that would be paid if such services were provided by independent third parties. The services initially provided by American Software to us under the Services Agreement include, among other things, certain accounting, cash management, corporate development, employee benefit plan administration, human resources and compensation, general and administrative services, and risk management and tax services. In addition to these services, American Software has agreed to allow eligible employees of Logility to participate in certain of American Software’s employee benefit plans.

We have agreed to reimburse American Software for American Software’s costs (including any contributions and insurance premium costs and including third-party expenses and allocations of certain personnel expenses), generally in accordance with past practice, relating to the participation by our employees in any of American Software’s benefit plans.

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either Logility or American Software elects not to renew its term by giving proper notice. We will indemnify American Software against any damages that American Software may incur in connection with its performance of services under the Services Agreement (other than those arising from American Software’s gross negligence or willful misconduct), and American Software will indemnify us against any damages arising out of American Software’s gross negligence or willful misconduct in connection with its rendering of services under the Services Agreement. For the fiscal years ended April 30, 2002 and 2001, the amounts paid by us to American Software pursuant to this agreement were $1.7 and $1.5 million, respectively.

Facilities Agreement

American Software and Logility have entered into a Facilities Agreement (the “Facilities Agreement”), which provides that we may occupy space located in certain facilities owned or leased by American Software (or subsidiaries of American Software). The Facilities Agreement had an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term. The Facilities Agreement may be terminated upon 30 days’ written notice by us for any reason with respect to any particular facility. Our leasing of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software. For the fiscal years ended April 30, 2002 and 2001, the amounts paid by us to American Software pursuant to this agreement were $509,000 and $763,000, respectively. Included in these amounts are lease expense, utilities expense, telephone expense, and security expense.

Tax Sharing Agreement

We are included in American Software’s federal consolidated income tax group, and our federal income tax liability will be included in the consolidated federal income tax liability of American Software and its subsidiaries. Logility and American Software have entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) pursuant to which American Software and Logility will make payments between them such that the amount of taxes to be paid by Logility, subject to certain adjustments, will be determined as though we were to file separate federal, state, and local income tax returns, rather than as a consolidated subsidiary of American Software. Pursuant to the Tax Sharing Agreement, under certain circumstances, we will be reimbursed for tax attributes that we generate after deconsolidation of Logility from the consolidated tax group of American Software, such as net operating losses and loss carry forwards. Deconsolidation is effective if and when American Software’s ownership of Logility falls below 80%. No such deconsolidation is currently in process. Such reimbursement, if any, will be made for utilization of our losses only after such losses are utilized by American Software. For that purpose, all losses of American Software and its consolidated income tax group will be deemed utilized in the order in which they are recognized. We will pay American Software a fee intended to reimburse American Software for all direct and indirect costs and expenses incurred with respect to American Software’s share of the overall costs and expense incurred by American Software with respect to tax related services.

Technology License Agreement

American Software and Logility have entered into a Technology License Agreement (the “Technology License Agreement”) pursuant to which we have granted American Software a non-exclusive, worldwide license to use, execute, reproduce, display, modify, and prepare derivatives of the Logility Voyager Solutions product line, provided such license is limited to maintaining and supporting users that have licensed Logility Voyager Solutions products from American Software. Pursuant to the Technology License Agreement, American Software and Logility are required to disclose to one another any and all enhancements and improvements which they may make or acquire in relation to a Logility Voyager Solutions product, subject to confidentiality requirements imposed by third parties. The term of the Technology License Agreement is indefinite, although we may terminate the Technology License Agreement for cause, and American Software may terminate the Technology License Agreement at any time upon 60 days’ prior written notice to us. Upon termination of the Technology License Agreement, all rights to Logility Voyager Solutions products licensed by Logility to American Software revert to Logility, while all rights to enhancements and improvements made by American Software to Logility Voyager Solutions products revert to American Software.

Marketing License Agreement

American Software USA, Inc. (“USA”), a wholly-owned subsidiary of American Software, and Logility have entered into a Marketing License Agreement (the “Marketing License Agreement”) pursuant to which USA has agreed to act as a non-exclusive marketing representative for the solicitation of license agreements relating to the Logility Voyager Solutions product line. The Marketing License Agreement provides for the payment to USA of a commission equal to 30% (or 50% for affiliates of USA located in the United Kingdom and France if they carry out installation and provide first-line support services) of the net license revenue collected by us under license agreements for the Logility Voyager Solutions product line with certain end-users who are also licensees of software products of American Software which are secured and forwarded to us by USA and accepted by us. The Marketing License Agreement has a five-year term, although we may terminate the Marketing License Agreement for cause, and either party may terminate the Marketing License Agreement at any time upon twelve months’ prior written notice to the other party. For the fiscal years ended April 30, 2002 and 2001, the costs of services related to this agreement were $107,000 and $367,000, respectively.

See also the information set forth under the caption “Certain Information Regarding Executive Officers and Directors—Certain Transactions; Compensation Committee and Relationship to Company” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this Form 10-K:

1.    Combined financial statement schedule included in Part IV of this Form:

Page
Independent Auditors’ Report	67
Schedule II—Valuation and Qualifying Accounts—for the three years ended April 30, 2002	68

All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

2.    Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.1
Logility’s Amended and Restated Articles of Incorporation, and amendments included as Exhibit 3.1 to Logility’s Registration Statement No. 333-33385 on Form S-1 (the “S-1 Registration Statement”) and incorporated herein by this reference.

3.2	Logility’s Amended and Restated By-Laws, included as Exhibit 3.1 to the S-1 Registration Statement and incorporated herein by this reference.
10.1	1997 Stock Plan, Amended and Restated as of August 26, 1998, included as Exhibit 4.1 to Logility’s Form S-8 Registration Statement No. 333-62531 and incorporated herein by this reference.
10.2
Subsidiary Formation Agreement among Logility, American Software, and certain subsidiaries of American Software, as amended, included as Exhibit 10.3 to the S-1 Registration Statement, and incorporated herein by this reference.

10.3	Merger Agreement between Logility and Distribution Sciences, Inc., included as Exhibit 10.4 to the S-1 Registration Statement, and incorporated herein by this reference.
10.4	Services Agreement between Logility and American Software, included as Exhibit 10.5 to the S-1 Registration Statement, and incorporated herein by this reference.
10.5	Facilities Agreement between Logility and American Software, included as Exhibit 10.6 to the S-1 Registration Statement, and incorporated herein by this reference.
10.6	Tax Sharing Agreement between Logility and American Software, included as Exhibit 10.7 to the S-1 Registration Statement, and incorporated herein by this reference.
10.7	Stock Option Agreement between Logility and American Software, included as Exhibit 10.8 to the S-1 Registration Statement, and incorporated herein by this reference.
10.8	Technology License Agreement between Logility and American Software, as amended, included as Exhibit 10.9 to the S-1 Registration Statement, and incorporated herein by this reference.
10.9	Marketing License Agreement between Logility and American Software, as amended, included as Exhibit 10.10 to the S-1 Registration Statement, and incorporated herein by this reference.
10.10	Employee Stock Purchase Plan dated September 30, 1998, included as Exhibit 4.1 to Logility’s Form S-8 Registration Statement No. 333-66773 and incorporated herein by this reference.
23.1	Independent Auditors’ Consent.

(b) Reports on Form 8-K

Independent Auditors’ Report

The Board of Directors and Shareholders
Logility, Inc.:

Under date of June 14, 2002, we reported on the combined balance sheets of Logility, Inc. as of April 30, 2002 and 2001, and the related combined statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2002, which are included in the April 30, 2002, annual report on Form 10-K. In connection with our audits of the aforementioned combined financial statements, we also audited the related combined financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Atlanta, Georgia
June 14, 2002

Schedule II

LOGILITY, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years ended April 30, 2000, 2001, and 2002
(in thousands)

Allowance for Doubtful Accounts

	Balance at beginning of period	Additions charged to expense	Other additions (1)	Deductions (2)	Balance at end of period
Year ended April 30, 2000	$447	120	232	115	684
Year ended April 30, 2001	684	483	55	670	552
Year ended April 30, 2002	552	160	73	459	326

(1)	Recovery of previously written-off amounts.
(2)	Write-off of uncollectible accounts.

We did not file a report on Form 8-K during the fourth quarter of the recently completed fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGILITY, INC.

By:	/s/ J. MICHAEL EDENFIELD
J. Michael Edenfield Chief Executive Officer

Date: July 23, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ J. MICHAEL EDENFIELD J. Michael Edenfield	President, Chief Executive Officer	July 23, 2002

/S/ JAMES C. EDENFIELD James C. Edenfield	Chairman of the Board of Directors	July 23, 2002

/S/ FREDERICK E. COOPER Frederick E. Cooper	Director	July 23, 2002

/S/ PARKER H. PETIT Parker H. Petit	Director	July 23, 2002

/S/ DR. JOHN A. WHITE Dr. John A. White	Director	July 23, 2002

/S/ VINCENT C. KLINGES Vincent C. Klinges	Chief Financial Officer	July 22, 2002

/S/ DEIRDRE J. LAVENDER Deirdre J. Lavender	Controller and Principal Accounting Officer	July 22, 2002