Form 10-Q
period 2002-07-31
LOGILITY INC
filed 2002-09-13
CIK 1043915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission File Number: 0-23057

LOGILITY, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2281338
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

470 East Paces Ferry Road, N.E., Atlanta, Georgia	30305
(Address of principal executive offices)	(Zip Code)
(404) 261-9777
(Registrant’s telephone number, including area code)

None
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

        Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at September 10, 2002
Common Stock, no par value	13,199,074 Shares

LOGILITY, INC.

Form 10-Q

Quarter Ended July 31, 2002

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

LOGILITY, INC.
Condensed Balance Sheets (Unaudited)
(in thousands, except share data)

	July 31, 2002	April 30, 2002
Current Assets:
Cash and cash equivalents	$6,629	$7,721
Investments-current	16,827	15,391
Trade accounts receivable, less allowance for doubtful accounts of $142 and $326 at July 31, 2002 and April 30, 2002, respectively:
Billed	2,998	5,327
Unbilled	1,647	701
Due from American Software, Inc.	1,091	1,085
Prepaid expenses and other current assets	389	409

Total current assets	29,581	30,634
Furniture and equipment, less accumulated depreciation	802	912
Intangible assets, less accumulated amortization	7,400	7,634
Other assets, net	1,034	933

	$38,817	$40,113

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$20	$624
Accrued compensation and related costs	1,198	1,309
Other current liabilities	1,278	1,549
Deferred revenues	4,790	4,966

Total current liabilities	7,286	8,448
Deferred income taxes	2,882	2,882

Total liabilities	10,168	11,330

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 13,888,339 and 13,885,214 shares issued at July 31, 2002 and April 30, 2002, respectively	—	—
Additional paid-in capital	44,709	44,703
Accumulated deficit	(11,465)	(11,374)
Treasury stock, at cost – 686,265 and 663,107 shares at July 31, 2002 and April 30, 2002, respectively	(4,595)	(4,546)

Total shareholders’ equity	28,649	28,783
Commitments and contingencies	—	—

	$38,817	$40,113

See accompanying notes to condensed financial statements.

Item 1.    Financial Statements (continued)

LOGILITY, INC.
Condensed Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended July 31,
	2002	2001
Revenues:
License fees	$1,738	$2,549
Services and other	1,381	2,732
Maintenance	2,702	2,836

Total revenues	5,821	8,117

Cost of revenues:
License fees	979	1,016
Services and other	1,187	1,892
Maintenance	451	488

Total cost of revenues	2,617	3,396

Gross margin	3,204	4,721

Operating expenses:
Research and development	1,415	1,457
Less: Capitalized development	(768)	(929)
Sales and marketing	2,054	2,994
General and administrative	782	896

Total operating expenses	3,483	4,418

Operating income (loss)	(279)	303

Other income, net	188	290

Income (loss) before income taxes	(91)	593
Income taxes	—	—

Net income (loss)	$(91)	$593

Net income (loss) per common share—Basic and Diluted*	$(0.01)	$0.04

Shares used in per share calculation: Basic	13,212	13,260

Diluted	13,212	13,314

*	Diluted weighted average common shares outstanding are not included in the three months ended July 31, 2002 calculation due to the anti-dilution of the net loss.

See accompanying notes to condensed financial statements.

Item 1.  Financial Statements (continued)
LOGILITY, INC.
Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended July 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(91)	$593
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,016	1,081
(Increase) decrease in assets:
Accounts receivable	1,383	74
Related party net receivable	(6)	381
Prepaid expenses and other assets	42	70
Increase (decrease) in liabilities:
Accounts payable, accrued costs and other	(986)	(644)
Deferred revenues	(176)	(536)

Net cash provided by operating activities	1,182	1,019

Cash flows from investing activities:
Additions to capitalized computer software development costs	(768)	(929)
Additions to purchased computer software costs	(7)	(6)
Proceeds from maturities of investments	27,302	3,999
Purchases of investments	(28,738)	(2,995)
Purchases of furniture and equipment	(20)	(16)

Net cash (used in) provided by investing activities	(2,231)	53

Cash flows from financing activities:
Repurchases of common stock	(49)	(46)
Proceeds from exercise of stock options	6	19

Net cash used in financing activities	(43)	(27)

Net change in cash and cash equivalents	(1,092)	1,045
Cash and cash equivalents at beginning of period	7,721	5,376

Cash and cash equivalents at end of period	$6,629	$6,421

See accompanying notes to condensed financial statements.

Item 1.    Financial Statements (continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

A.	Basis of Presentation

The accompanying condensed financial statements of Logility, Inc. (the “Company”), are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information presented in the condensed financial statements reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the periods indicated. These financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended April 30, 2002 as filed with the SEC on July 26, 2002. The interim results reflected in the condensed financial statements are not necessarily indicative of the results to be expected for the full year.

The Company is an approximately 86% owned subsidiary of American Software, Inc. (the “Parent”), a publicly held provider of enterprise resource planning solutions (NASDAQ – AMSWA).

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

The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. No statements of comprehensive income (loss) have been included in the accompanying condensed financial statements since comprehensive income (loss) and net income (loss) presented in the accompanying condensed statements of operations would be the same.

D.	Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition With Respect to Certain Transactions.

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

Item 1.    Financial Statements (continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Maintenance.    Revenues derived from maintenance contracts primarily include telephone consulting, product updates and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Maintenance contracts are typically sold for a separate fee with initial contractual periods ranging from one to three years, with renewal for additional periods thereafter. Maintenance fees are generally billed annually in advance. Maintenance revenues are recognized ratably over the term of the maintenance agreement. In situations where the maintenance fee is bundled with the license fee, the Company determines Vendor Specific Objective Evidence (“VSOE”) for maintenance based on stated renewal rates in the contract.

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

The numerator in calculating both basic and diluted earnings (loss) per common share for each period is the same as net earnings (loss). The denominator is based on the following number of common shares:

	Three Months ended July 31,
	2002	2001
	(in thousands)
Common Shares:
Weighted average common shares outstanding	13,212	13,260
Dilutive effect of outstanding stock options*	—	54

Total	13,212	13,314

Net earnings (loss):	$(91)	$593
Net earnings (loss) per common share:
Basic	$(0.01)	$0.04

Diluted	$(0.01)	$0.04

*Because of the antidilutive effect of the net loss, all outstanding stock options were excluded from the calculation of diluted earnings per share for the three months ended July 31, 2002. Options to purchase 31,500 shares of common stock for the three months ended July 31, 2002 would have been taken into account in calculating dilutive earnings per share were it not for the antidilutive effect of the net loss. As of July 31, 2002, total options to purchase 737,909 shares were outstanding.

For the three months ended July 31, 2001, options to purchase 440,048 shares of common stock were excluded entirely from the calculation of dilutive earnings per share because the options’ exercise price was greater than the average market price of the common stock for the period. As of July 31, 2001, total options to purchase 839,491 shares were outstanding.

F.    Agreements with American Software, Inc. (“ASI”)

Effective August 1, 1997 (except for the Tax Sharing Agreement, which was effective January 23, 1997), the Company entered into certain contractual arrangements with ASI related to the following:

Tax Sharing Agreement—The Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. All benefits derived from deferred tax assets as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards) that arose prior to the Company’s October 1997 initial public offering (of $5,768,000) were allocated to ASI. Accordingly, the Company will not receive any benefit from the $5,768,000 of contributed gross deferred tax assets. In addition, certain deferred tax liabilities that arose prior to the initial public offering were allocated to the Company (which gives rise to the Company’s net deferred tax liability of $2,882,000 at July 31, 2002 recorded in the accompanying condensed balance sheets). To the extent the tax computation produces a tax benefit for the Company, ASI is required to pay such amounts to the Company only if and when realized by ASI by a reduction in income taxes payable with respect to the current tax period. At April 30, 2002, ASI had net operating loss carryforwards of approximately $19.0 million which ASI must utilize before the Company would receive payment for any currently generated tax benefits. Such net operating losses expire in varying amounts through 2022.

Services Agreement—Commencing August 1, 1997, the Company began purchasing or selling various services from or to ASI based upon various cost methodologies as described below:

Service	Cost methodology	Expense for the Three months ended July 31, 2002	Expense for the Three months ended July 31, 2001
• General corporate services, including accounting and insurance expense	Apportioned based on formula to all ASI subsidiaries	$304,000	$331,000

• Professional services to customers on behalf of the Company (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	19,000	136,000

• Employee benefits services	Apportioned based on formula to all ASI subsidiaries	3,500	3,500

	Expense for the Three months ended July 31, 2002	Expense for the Three months ended July 31, 2001
Facilities Agreement—The Company leases various properties from ASI for specified square foot rates. The stated term of the agreement is for two years with automatic one year extensions; however, it may be terminated by either party after a 90-day notice. ASI allocates utility expenses based on the Company’s percentage of occupancy. Also included in these costs is utilities, telephone, and security expense.	$129,000	$129,000

Marketing License Agreement—The Company utilizes ASI as a nonexclusive marketing representative for licensing of its products and pays ASI 30% (50% for certain international licenses) of net license fees for its services. Although the agreement has expired, American Software and Logility are currently operating under the terms of the agreement while a new agreement is being negotiated. The stated term of the expired agreement was for five years.	40,000	16,000

Technology License Agreement—The Company granted ASI a nonexclusive, nontransferable, worldwide perpetual right and license to use, execute, reproduce, display, etc. its Supply Chain Planning and Execution Solutions (which ASI had transferred to the Company) so that ASI may maintain and support end-users of the software products. The license is fully paid and royalty-free.

Stock Option Agreement—The Company has granted ASI an option to purchase Company common stock to enable ASI to maintain the necessary ownership percentage required to consolidate the Company in ASI’s consolidated Federal income tax return. The purchase price of the option is the average of the closing price on each of the five business days immediately preceding the date of payment.

G.    Lease Commitments

The Company occupies its principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note “F”). Amounts allocated to the Company for rent expense for these facilities were $84,660 for the three months ended July 31, 2002, and $84,660 for the three months ended July 31, 2001. In addition, the Company has various other operating facilities leases. Rent expense under these leases was $117,334 for the three months ended July 31, 2002, and $156,938 for the three months ended July 31, 2001.

LOGILITY, INC.
Item 2.     Management’s Discussion and Analysis of Financial Condition
and Results of Operations

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate”, “intend”, “plan”, “continue”, “could”, “grow”, “may”, “potential”, “predict”, “strive”, “will”, “seek”, “estimate”, “believe”, “expect”, and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements herein are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

•	results of operations;

•	liquidity, cash flow and capital expenditures;

•	demand for and pricing of our products and services;

•	acquisition activities and the effect of completed acquisitions;

•	industry conditions and market conditions; and

•	general economic conditions.

Although we believe that the goals, plans, expectations, and prospects reflected by our forward-looking statements are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. The terms “fiscal 2002”, “fiscal 2001”, and “fiscal 2000” refer to our fiscal years ended April 30, 2002, 2001, and 2000, respectively.

OVERVIEW

Logility, Inc. (“Logility” or the “Company”) provides collaborative supply chain solutions to streamline and optimize the management, production and distribution of products between manufacturers, suppliers, distributors, retailers, carriers and other organizations and their respective trading partners. The supply chain refers to the complex network of relationships that organizations maintain with trading partners (customers, suppliers and carriers) to source, manufacture, and deliver products and services to the customer and includes demand chain, supply chain, logistics, warehouse management and business-to-business process management for collaborative relationships between customers, suppliers and carriers. Our solutions enable enterprises to build competitive advantages and increase profitability by significantly improving efficiencies, collaborating with suppliers and customers, more effectively responding to market demand and engaging in dynamic business relationships via the Internet.

Leveraging our supply chain management expertise, we have been an innovator in developing and deploying collaborative supply chain management solutions, with our first Internet-based collaborative planning solution implemented in 1996. We continue to invest and expand our e-Business offerings and innovative solutions, which support the Voluntary Interindustry Commerce Standards Association (“VICS”), collaborative planning, forecasting and replenishment (CPFR®) standards, as well as other emerging collaborative supply chain management standards for transportation and distribution center management. In addition to enterprise supply chain optimization and collaboration, we designed our Logility Voyager Solutions suite and related services to power the emerging Internet trading exchanges and private marketplaces for collaborative planning and procurement of direct materials and collaborative transportation management. We market our solution worldwide, primarily to large enterprises that require comprehensive supply chain planning, warehouse management and logistics solutions. We make sales through a dedicated sales force and through relationships with third-party vendors (including American Software) and service providers.

We previously conducted our business and operations as three separate business units of American Software: a supply chain planning software group, a warehouse management software group, and a transportation management software group. Effective January 1997, American Software transferred substantially all of the business, operations (including research and development), assets and associated liabilities of its Supply Chain Planning division to us. Effective August 1997, American Software transferred to us the WarehousePRO software and substantially all associated operations, assets and liabilities. Also effective August 1997, American Software’s wholly owned subsidiary, Distribution Sciences, Inc., was merged into Logility, transferring its business, operations, assets and liabilities, including the Transportation Planning and Transportation Management software, to us.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of financial condition and results of operations are based upon our combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to bad debts, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

The critical accounting policies listed below affect significant judgments and estimates we use in preparing the combined financial statements.

Revenue Recognition.    We recognize revenue in accordance with Statement of Position (SOP) 97-2,

“Software Revenue Recognition”, and SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions.” We recognize license revenues in connection with license agreements for standard proprietary and tailored software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific evidence exists to defer any revenue related to undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, and training. We bill for these services under both time and materials and fixed fee arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products in accordance with Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Generally, our software products do not require significant modification or customization. Installation of the products is normally routine and is not essential to the functionality of the product. Our sales frequently include maintenance contracts and professional services with the sale of our software licenses. We have established vendor-specific objective evidence of fair value (VSOE) for our maintenance contracts and professional services. We determine fair value based upon the prices we charge to customers when we sell these elements separately. We defer maintenance revenues, including those sold with the initial license fee, based on VSOE, typically determined by the renewal rate of the annual maintenance contract, and recognize the revenues ratably over the maintenance contract period. We recognize consulting and training service revenues, including those sold with license fees, as we perform the services based on their established VSOE. We determine the amount of revenue we allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE and allocate the remainder to license fees.

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

Valuation of Long-Lived and Intangible Assets.    In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), we review the carrying value of intangible assets and other long-lived assets (asset group), including, but not limited to, capitalized computer software development costs, on a regular basis for the existence of facts or circumstances, internal and external, that may suggest impairment. Factors we consider important that could trigger the impairment review include:

•	significant under-performance relative to historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period;

•	significant decline in our technological value as compared to the market; and

•	our market capitalization relative to net book value.

If such circumstances exist, we evaluate the carrying value of long-lived assets (asset group) to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, we write down the asset to the estimated fair value. We determine the estimated fair value of the assets on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risks inherent in the current business model. In determining expected future cash flows, we group assets at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

Income taxes.    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using enacted statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. Due to our history of net losses, we have not recognized a tax asset and have recorded a full valuation allowance against our otherwise recognizable deferred tax asset, in accordance with SFAS No. 109. Future events could cause us to conclude that it is more likely than not that we will realize a portion of the deferred tax asset. If we reach such a conclusion, we would reduce the valuation allowance and recognize the deferred tax asset.

COMPARISON OF RESULTS

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the three months ended July 31, 2002 and 2001:
	Percentage of Total Revenues		Pct. Change in Dollars

	2002	2001	2002 vs 2001
Revenues:
License fees	30%	31%	(32)%
Services and other	24	34	(49)
Maintenance	46	35	(5)

Total revenues	100	100	(28)

Cost of revenues:
License fees	17	13	(4)
Services and other	20	23	(37)
Maintenance	8	6	(8)

Total cost of revenues	45	42	(23)

Gross margin	55	58	(32)
Operating expenses:
Research and development (net)	11	6	23
Sales and marketing	35	37	(31)
General and administrative	13	11	(13)

Total operating expenses	59	54	(21)

Operating income (loss)	(5)	4	nm

Other income, net	3	3	(35)

Income (loss) before income taxes	(2)	7	nm
Income taxes	—	—	—

Net income (loss)	(2)	7%	nm

nm – not meaningful

THREE MONTHS ENDED JULY 31, 2002 AND 2001:

REVENUES:

Our total revenues decreased 28% to approximately $5.8 million from $8.1 million for the comparable quarter a year ago. This decrease was due primarily to decreases in license fees and services revenues, and to a lesser extent a decrease in maintenance revenues. International revenues represented approximately 11% of total revenues in the quarter ended July 31, 2002 compared to approximately 15% a year ago. This decrease was due primarily to one significant international transaction recognized in the period a year ago. No single customer accounted for more than 10% of our total revenues in the quarter ended July 31, 2002.

LICENSES. License fee revenues decreased 32% to approximately $1.7 million from $2.5 million for the same quarter a year ago primarily as a result of slow general economic conditions. The direct sales channel provided approximately 89% of license fee revenues for the quarter ended July 31, 2002, compared to approximately 96% in the comparable quarter a year ago. This decrease was due primarily to higher sales volume generated by the indirect sales channel, American Software, Inc. For the quarter ended July 31, 2002, our margins after commissions on direct sales were approximately 90% and our margins after commissions on indirect sales were approximately 72%.

SERVICES AND OTHER.    Services and other revenues decreased 49% to approximately $1.4 million from $2.7 million for the same quarter a year ago. This decrease was primarily a result of a decrease in software implementation services which in turn resulted from lower license fees in prior quarters, and to a lesser extent the absence of hardware sales revenues in the current quarter versus approximately $200,000 in hardware sales for the prior year quarter.

MAINTENANCE.    Maintenance revenues decreased 5% to approximately $2.7 million from $2.8 million for the same quarter a year ago. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

Total gross margin for the quarter ended July 31, 2002 was 55% of total revenues, compared to 58% a year ago. This decrease was largely due to decreased gross margins on both license fee and services revenues. License fee gross margin decreased to 44% from 60% a year ago, due to lower license fees combined with the relatively fixed level of cost of license fees. The gross margin on services revenues decreased to 14% from 31% a year ago, due primarily to lower services revenues, and to a lesser extent due to some severance costs included in cost of services. Maintenance gross margins remained unchanged at 83% compared to the prior year quarter.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT.    Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended (000’s omitted)
	July 31, 2002	Percent Change	July 31, 2001
Gross product development costs	$1,415	(3)%	$1,457
Percentage of total revenues	24%		18%
Less: Capitalized development	(768)	(17)%	(929)
Percentage of gross prod. dev. costs	54%		64%

Product development expenses	$647	23%	$528
Percentage of total revenues	11%		7%

Gross product development costs decreased 3% in the quarter ended July 31, 2002 compared to a year ago, due to cost reduction efforts and the shift of certain projects from the research phase to the development phase. Capitalized development decreased 17% from a year ago, and the rate of capitalized development as a percentage of gross product development costs decreased to 54% versus 64% a year ago, primarily as a result of lower levels of capitalized development costs. Product development expenses, as a percentage of total revenues, increased to 11% from 6% a year ago, due primarily to decreased levels of capitalized development, as well as decreased total revenues.

SALES AND MARKETING.    Sales and marketing expenses decreased 31% from the same period a year ago, due primarily to cost reduction efforts across all categories of marketing expenditures, including reduced sales and marketing staff headcount. At July 31, 2002, there were 43 employees in the sales and marketing function, compared to 48 at July 31, 2001. As a percentage of total revenues, sales and marketing expenses were 35% for the quarter ended July 31, 2002, compared to 37% for the quarter ended July 31, 2001.

GENERAL AND ADMINISTRATIVE.    General and administrative expenses decreased 13% to approximately $782,000 from a year ago, mainly as a result of a decrease in the number of employees. For the three months ended July 31, 2002, the average number of total employees was approximately 149, compared to approximately 165 for the three months ended July 31, 2001.

OTHER INCOME:

Other income is comprised of earnings from the investment of our cash reserves. Our investments are short term in nature, and all investments mature within one year. Investments consist of money market funds, U.S. Government Securities, A1/P1 rated commercial paper, and minimum A- rated corporate bonds. For the three months ended July 31, 2002, these investments generated an annualized yield of approximately 2.6%.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software, Inc. However, we provide for income taxes as if we were filing a separate income tax return. For the quarter ended July 31, 2002, we did not record any income taxes as a result of cumulative net operating losses in prior years.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The following table shows information about our cash flows during the three months ended July 31, 2002 and July 31, 2001. This table and the discussion that follows should be read in conjunction with our condensed statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report.

	Three Months Ended July 31 (000’s omitted)
	2002	2001
Net cash provided by operating activities	1,182	1,019
Net cash (used in) provided by investing activities	(2,231)	53
Net cash used in financing activities	(43)	(27)

Net (decrease) increase in cash and cash equivalents	(1,092)	1,045

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

Our operating activities provided cash of approximately $1.2 million in the three months ended July 31, 2002, and approximately $1.0 million in the same period last year. Operating cash flows increased for the period primarily as a result of the decrease in accounts receivable and decreased for the period primarily because of the net loss of $91,000 for the period, compared to net income of $593,000 for the prior year period.

Cash used in investing activities was approximately $2.2 million for the three months ended July 31, 2002. This was composed of the net purchase of investments of $1.4 million, and $768,000 in additions to capitalized software development costs. For the same period last year, cash provided by investing activities was approximately $53,000, composed primarily of $1.0 million in net sale of investments, partially offset by $929,000 in additions to capitalized software development costs.

Cash used in financing activities was $43,000 for the three months ended July 31, 2002, composed of $49,000 in repurchases of our common stock, partially offset by $6,000 in cash proceeds from the exercise of stock options. For the same period last year, cash used in financing activities of $27,000 was composed of $46,000 used for repurchases of our common stock, partially offset by $19,000 in cash proceeds from the exercise of stock options.

Days Sales Outstanding (DSO) in accounts receivable were 74 days as of July 31, 2002, compared to 72 days as of July 31, 2001. This increase was due primarily to lower levels of revenues for the current quarter.

Our current ratio on July 31, 2002 was 4.1 to 1 and we have no debt. Our principal sources of liquidity are our cash and investments, which totaled approximately $23.5 million at July 31, 2002. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. Management is not aware of any condition that would materially alter this trend.

On December 15, 1997, our Board of Directors approved a resolution authorizing the repurchase of up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998. In November 1998 we adopted an additional repurchase plan for up to 800,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility’s common stock and management’s assessment of our liquidity and cash flow needs. For both plans, through September 12, 2002, we had purchased a cumulative total of 689,265 shares at a total cost of approximately $4.6 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, “Business Combinations,” which addressed financial accounting and reporting for business combinations. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. We have adopted the provisions of Statement 141. The adoption had no material impact on our financial condition, results of operations or cash flows.

In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” which addressed financial accounting and reporting for acquired goodwill and other intangible assets. Upon adoption of Statement No. 142, we were required to discontinue the amortization of our goodwill and other intangible assets with indefinite lives. Additionally, we will be required to test our goodwill and other intangible assets for impairment during the first year of adoption and then at least annually, or when it is deemed appropriate, thereafter. Because goodwill and certain intangible assets will not be amortized over a specific period but rather will be reviewed for impairment annually, there could be more volatility in reported earnings (loss) than under previous accounting standards due to impairment losses occurring irregularly and in varying amounts. We were required to adopt Statement 142 in the quarter ended July 31, 2002. The adoption had no material impact on our financial condition, results of operations or cash flows.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144), which supersedes both FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring

Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, we evaluate goodwill for impairment under Statement No. 142, “Goodwill and Other Intangible Assets.”

We adopted Statement 144 on May 1, 2002. The adoption of Statement 144 for long-lived assets held for use did not have a material impact on our consolidated financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under the new rules, a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of EITF No. 94-3, a liability for exit costs was recognized at the date of an entity’s commitment to an exit plan. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not anticipate that the adoption of Statement No. 146 will have a material impact on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.    For the three months ended July 31, 2002, we generated 11% of our revenues outside the United States. International sales usually are made by our foreign operations or value added resellers, and are denominated typically in U.S. Dollars, British Pounds Sterling, or Euros. However, the expense incurred by foreign subsidiaries is denominated in the local currencies. We have not engaged in any hedging activities.

Interest rates.    We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. Dollars. The fair market value of securities held at July 31, 2002 was approximately $22.8 million.

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

Item 4.    Co ntrols and Procedures

Changes in Internal Controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the most recent evaluation of internal controls.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The registrant is not currently involved in legal proceedings requiring disclosure under this item.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

None.

(b) No report on Form 8-K was filed during the quarter ended July 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGILITY, INC.

DATE: September 12, 2002	By:	/s/ J. Michael Edenfield
J. Michael Edenfield President, Chief Executive Officer

DATE: September 12, 2002	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer

DATE: September 12, 2002	By:	/s/ Deirdre J. Lavender
Deirdre J. Lavender Controller and Principal Accounting Officer

CERTIFICATIONS

I, J. Michael Edenfield, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Logility, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002

/s/    J. Michael Edenfield

J. Michael Edenfield
Chief Executive Officer

CERTIFICATIONS

I, Vincent C. Klinges, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Logility, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002

/s/    Vincent C. Klinges

Vincent C. Klinges
Chief Financial Officer