Form 10-Q/A
period 2002-07-31
LOGILITY INC
filed 2002-09-18
CIK 1043915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 is being filed for the sole purpose of adding Exhibit 99.1.

LOGILITY, INC.

Form 10-Q/A

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

Item 4.    Controls and Procedures

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

99.1 Section 906 Certification.

(b) No report on Form 8-K was filed during the quarter ended July 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGILITY, INC.

DATE: September 18, 2002	By:	/s/ J. Michael Edenfield
J. Michael Edenfield President, Chief Executive Officer

DATE: September 18, 2002	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer

DATE: September 18, 2002	By:	/s/ Deirdre J. Lavender
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

Date: September 18, 2002

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

Date: September 18, 2002

/s/    Vincent C. Klinges

Vincent C. Klinges
Chief Financial Officer