Form 10-Q
period 2002-10-31
LOGILITY INC
filed 2002-12-13
CIK 1043915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at December 12, 2002
Common Stock, no par value	13,178,624 Shares

LOGILITY, INC.

Form 10-Q

Quarter Ended October 31, 2002

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

LOGILITY, INC.

Condensed Combined Balance Sheets (Unaudited)
(in thousands, except share data)
	October 31, 2002	April 30, 2002
Current Assets:
Cash and cash equivalents	$12,429	$7,721
Investments—current	11,614	15,391
Trade accounts receivable, less allowance for doubtful accounts of $173 and $326 at October 31, 2002 and April 30, 2002, respectively:
Billed	2,170	5,327
Unbilled	1,868	701
Due from American Software, Inc.	850	1,085
Prepaid expenses and other current assets	339	409

Total current assets	29,270	30,634
Furniture and equipment, less accumulated depreciation and amortization	791	1,056
Capitalized software, less accumulated amortization	7,377	7,490
Other assets, net	884	933

	$38,322	$40,113

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$183	$624
Accrued compensation and related costs	1,241	1,551
Other current liabilities	940	1,307
Deferred revenues	4,244	4,966

Total current liabilities	6,608	8,448
Deferred income taxes	2,882	2,882

Total liabilities	9,490	11,330

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 13,888,339 and 13,885,214 shares issued at October 31, 2002 and April 30, 2002, respectively	—	—
Additional paid-in capital	44,708	44,703
Accumulated deficit	(11,251)	(11,374)
Treasury stock, at cost—689,665 and 663,107 shares at October 31, 2002 and April 30, 2002, respectively	(4,625)	(4,546)

Total shareholders’ equity	28,832	28,783
Commitments and contingencies

	$38,322	$40,113

See accompanying notes to Condensed Combined financial statements.

Item 1.    Financial Statements (continued)

LOGILITY, INC.

Condensed Combined Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Revenues:
License fees	$1,275	$1,704	$3,013	$4,253
Services and other	1,396	2,365	2,777	5,097
Maintenance	2,709	2,833	5,411	5,669

Total revenues	5,380	6,902	11,201	15,019

Cost of revenues:
License fees	778	901	1,757	1,917
Services and other	729	1,709	1,916	3,601
Maintenance	496	468	947	956

Total cost of revenues	2,003	3,078	4,620	6,474

Gross margin	3,377	3,824	6,581	8,545

Operating expenses:
Research and development	1,320	1,428	2,735	2,885
Less: capitalized development	(721)	(706)	(1,489)	(1,635)
Sales and marketing	1,848	2,201	3,902	5,195
General and administrative	910	825	1,692	1,721

Total operating expenses	3,357	3,748	6,840	8,166

Operating income (loss)	20	76	(259)	379

Other income	194	284	382	574

Income before taxes	214	360	123	953
Income taxes	—	—	—	—

Net earnings	$214	$360	$123	$953

Basic net earnings per common share	$0.02	$0.03	$0.01	$0.07

Diluted net earnings per common share	$0.02	$0.03	$0.01	$0.07

Weighted average common shares outstanding:
Basic	13,199	13,247	13,206	13,252

Diluted	13,204	13,255	13,214	13,280

See accompanying notes to Condensed Combined financial statements.

Item 1.    Financial Statements (continued)

LOGILITY, INC.

Condensed Combined Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended October 31,
	2002	2001
Cash flows from operating activities:
Net earnings	$123	$953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,905	2,273
(Increase) decrease in assets:
Accounts receivable	1,990	480
Due from American Software, Inc.	235	116
Prepaid expenses and other assets	119	69
Increase (decrease) in liabilities:
Accounts payable, accrued costs and other accrued liabilities	(1,118)	(709)
Deferred revenues	(722)	(894)

Net cash provided by operating activities	2,532	2,288

Cash flows from investing activities:
Additions to capitalized computer software development costs	(1,489)	(1,635)
Additions to purchased computer software costs	(10)	(30)
Proceeds from maturities of investments	53,487	20,516
Purchases of investments	(49,710)	(12,420)
Purchases of furniture and equipment	(28)	(42)

Net cash provided by investing activities	2,250	6,389

Cash flows from financing activities:
Repurchases of common stock	(79)	(52)
Proceeds from exercise of stock options	5	19

Net cash used in financing activities	(74)	(33)

Net change in cash and cash equivalents	4,708	8,644
Cash and cash equivalents at beginning of period	7,721	5,376

Cash and cash equivalents at end of period	$12,429	$14,020

See accompanying notes to condensed combined financial statements.

Item 1.    Financial Statements (continued)

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

A.	Basis of Presentation

The accompanying condensed combined financial statements of Logility, Inc. (the “Company”), are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been Condensed Combined or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information presented in the condensed combined financial statements reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the periods indicated. These financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended April 30, 2002 as filed with the SEC on July 26, 2002. The interim results reflected in the condensed combined financial statements are not necessarily indicative of the results to be expected for the full year or for any other future period.

We are an approximately 86% owned subsidiary of American Software, Inc. (the “Parent”), a publicly held provider of enterprise resource planning solutions (NASDAQ – AMSWA).

B.	Industry Segments

We have adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates and manages its business in one segment, providing business-to-business collaborative commerce solutions to optimize supply chain operations for manufacturers, distributors and retailers.

C.	Comprehensive Income

We have adopted Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. No statements of comprehensive income (loss) have been included in the accompanying condensed combined financial statements since comprehensive income (loss) and net income (loss) presented in the accompanying condensed combined statements of operations would be the same.

D.	Revenue Recognition

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition With Respect to Certain Transactions.

License.    We recognize license revenues in connection with license agreements for standard proprietary and tailored software upon delivery of the software, provided we consider collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor-specific evidence exists to defer any revenue related to undelivered elements of the arrangement.

Services.    Revenues derived from services primarily include consulting, implementation, and training. We bill under both time and materials and fixed fee arrangements and recognize revenues as we perform the services.

Item 1.    Financial Statements (continued)

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

We utilize the percentage-of-completion method of accounting to recognize revenue on service implementation projects for fixed amounts. We measure progress under the percentage-of-completion method based on our best estimate of the cost of work completed in relation to the total cost of work to be performed under the contract. We recognize immediately in our condensed combined consolidated financial statements any estimated losses on services or implementation projects for fixed amounts.

Maintenance.    Revenues we derive from maintenance contracts primarily include telephone consulting, product updates and releases of new versions of products that the customer previously purchased, as well as error reporting and correction services. Typically, we enter into maintenance contracts for a separate fee, with initial contractual periods ranging from one to three years, with renewal for additional periods thereafter. Generally, we bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. In situations where we bundle the maintenance fee with the license fee, we determine Vendor Specific Objective Evidence (“VSOE”) for maintenance based on stated renewal rates in the contract.

Deferred Revenues.    Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues.

Indirect Channel Revenues.    We recognize revenues from sales we make through indirect channels only when the distributor makes a sale to an end-user. Revenues from indirect channels are recognized upon delivery of the software to the end-user assuming we meet all other conditions of SOP 97-2 and SOP 98-9.

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

The numerator in calculating both basic and diluted earnings (loss) per common share for each period is the same as net earnings (loss). The denominator is based on the following number of common shares:

Item 1.    Financial Statements (continued)

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months ended October 31,		Six Months ended October 31,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Common Shares:
Weighted average common shares outstanding	13,199	13,247	13,206	13,252
Dilutive effect of outstanding stock options	5	8	8	28

Total	13,204	13,255	13,214	13,280

Net earnings:	$214	$360	$123	$953
Net earnings per common share:
Basic	$0.02	$0.03	$0.01	$0.07

Diluted	$0.02	$0.03	$0.01	$0.07

For both the three and six months ended October 31, 2002 we excluded options to purchase 709,945 shares of common stock from the computation of diluted earnings per share. For the three months ended October 31, 2001 we excluded options to purchase 784,048 shares of common stock from that computation, and for the six months ended October 31, 2001 we excluded options to purchase 455,168 shares of common stock. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock. As of October 31, 2002 we had a total of 736,445 options outstanding and as of October 31, 2001 we had a total of 809,548 options outstanding.

F.    Agreements with American Software, Inc. (“ASI”)

We have entered into certain contractual arrangements with ASI, as described below. Because ASI owns a majority of our shares, the terms of these agreements do not reflect arm’s length negotiation.

Tax Sharing Agreement—We compute a separate, stand-alone income tax provision and settle balances due to or from ASI on this basis. The Tax Sharing Agreement allocated all benefits derived from deferred tax assets as defined in the Agreement (which include net operating loss and tax credit carryforwards) that arose prior to our October 1997 initial public offering ($5,768,000) to ASI. Accordingly, we will not receive any benefit from the $5,768,000 of contributed gross deferred tax assets. In addition, the agreement allocates certain deferred tax liabilities that arose prior to the initial public offering to us (which gives rise to our net deferred tax liability of $2,882,000 at July 31, 2002). To the extent the tax computation produces a tax benefit for us, ASI is required to pay such amounts to us only if and when ASI realizes a reduction in income taxes payable with respect to the current tax period. At April 30, 2002, ASI had net operating loss carryforwards of approximately $19.0 million that ASI must utilize before we would receive payment for any currently generated tax benefits. Such net operating losses expire in varying amounts through 2022.

Services Agreement—We purchase or sell various services from or to ASI based upon various cost methodologies as described below:

	Service	Cost methodology	Expense for the three months ended October 31, 2002	Expense for the three months ended October 31, 2001	Expense for the six months ended October 31, 2002	Expense for the six months ended October 31, 2001
•	General corporate services, including accounting and insurance expense	Apportioned based on formula to all ASI subsidiaries	$302,500	$316,700	$606,500	$647,700
•	Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	1,200	99,500	20,200	235,500
•	Employee benefits services	Apportioned based on formula to all ASI subsidiaries	3,500	12,700	7,000	16,200

Facilities Agreement—We lease various properties from ASI for specified square foot rates. The stated term of the agreement is for two years with automatic one year extensions; however, it may be terminated by either party after a 90-day notice. ASI allocates utility expenses based on our percentage of occupancy. Also included in these costs are utilities, telephone, and security expenses. The parties valued the services related to this agreement at $111,000 for the three months ended October 31, 2002, $122,000 for the three months ended October 31, 2001, $240,000 for the six months ended October 31, 2002, and $251,000 for the six months ended October 31, 2001.

Marketing License Agreement—Effective August 1, 2002, we entered into a Marketing License Agreement (the “Marketing License Agreement”) with American Software, USA (“USA”) in which USA agreed to act as a nonexclusive marketing representative for licensing of our products. We pay ASI 30% of net license fees for its services. This agreement replaced a similar agreement executed by the parties in 1997. It has a term of one year and may be extended by the agreement of both parties. The parties valued the services related to this agreement at $23,000 for the three months ended October 31, 2002, $8,000 for the three months ended October 31, 2001, $63,000 for the six months ended October 31, 2002, and $24,000 for the six months ended October 31, 2001.

Technology License Agreement—We have granted ASI a nonexclusive, nontransferable, worldwide perpetual right and license to use, execute, reproduce, display, etc. our Supply Chain Planning and Execution Solutions (which ASI had transferred to us) so that ASI may maintain and support end-users of the software products. The license is fully paid and royalty-free.

Stock Option Agreement—We have granted ASI an option to purchase our common stock to enable ASI to maintain the necessary ownership percentage required to consolidate Logility in ASI’s consolidated Federal income tax return. The purchase price of the option is the average of the closing price on each of the five business days immediately preceding the date of payment.

G.    Lease Commitments

We occupy our principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note “F”). Amounts allocated to the Company for rent expense for these facilities were $82,073 for the three months ended October 31, 2002, $84,660 for the three months ended October 31, 2001, $166,733 for the six months ended October 31, 2002, and $169,320 for the six months ended October 31, 2001. In addition, we have various other operating facilities leases. Rent expense under these leases was $34,838 for the three months ended October 31, 2002, $116,488 for the three months ended October 31, 2001, $152,172 for the six months ended October 31, 2002, and $273,426 for the six months ended October 31, 2001.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate”, “intend”, “plan”, “continue”, “could”, “grow”, “may”, “potential”, “predict”, “strive”, “will”, “seek”, “estimate”, “believe”, “expect”, and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements we make herein are pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

•	results of operations;
•	liquidity, cash flow and capital expenditures;
•	demand for and pricing of our products and services;
•	acquisition activities and the effect of completed acquisitions;
•	industry conditions and market conditions; and
•	general economic conditions.

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. The terms “fiscal 2003”, “fiscal 2002”, and “fiscal 2001” refer to our fiscal years ended April 30, 2003, 2002, and 2001, respectively.

OVERVIEW

We provide collaborative supply chain solutions to streamline and optimize the management, production and distribution of products between manufacturers, suppliers, distributors, retailers, carriers and other organizations and their respective trading partners. The supply chain refers to the complex network of relationships that organizations maintain with trading partners (customers, suppliers and carriers) to source, manufacture, and deliver products and services to the customer and includes demand chain, supply chain, logistics, warehouse management and business-to-business process management for collaborative relationships between customers, suppliers and carriers. Our solutions enable enterprises to build competitive advantages and increase profitability by significantly improving efficiencies, collaborating with suppliers and customers, more effectively responding to market demand and engaging in dynamic business relationships via the Internet.

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

We previously conducted our business and operations as three separate business units of American Software: a supply chain planning software group, a warehouse management software group, and a transportation management software group. In 1997, American Software transferred to us substantially all of its Supply Chain Planning division and its WarehousePRO software and substantially all associated operations (including research and development), assets and liabilities. Also in 1997, American Software’s wholly-owned subsidiary, Distribution Sciences, Inc., was merged into Logility, transferring its business, operations, assets and liabilities, including the Transportation Planning and Transportation Management software, to us.

We derive revenues primarily from three sources: software licenses, services, and maintenance. We base software license fees generally on the number of modules, servers, users and/or sites licensed. Services revenues consist primarily of fees from software implementation, training, consulting and customization services. Maintenance agreements typically are for a one- to three-year term and usually are entered into at the time of the initial product license.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based this discussion and analysis of financial condition and results of operations upon our combined financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to bad debts, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

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

Generally, our software products do not require significant modification or customization. Installation of the products is normally routine and is not essential to the functionality of the product. Our sales frequently include maintenance contracts and professional services with the sale of our software licenses. We have established vendor-specific objective evidence of fair value (VSOE) for our maintenance contracts and professional services. We determine fair value based upon the prices we charge to customers when we sell these elements separately. We defer maintenance revenues, including those we sell with the initial license, based on VSOE, which we typically derive from by the renewal rate of the annual maintenance contract, and recognize the revenues ratably over the maintenance contract period. We recognize consulting and training service revenues, including those sold with license fees, as we perform the services based on their established VSOE. We determine the amount of revenue we allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE and allocate the remainder to license fees.

Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability to make payments, we may require additional allowances or we may defer revenue until we determine that collectibility is probable or we decide to charge off the account. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when we evaluate the adequacy of the allowance for doubtful accounts.

Valuation of Long-Lived and Intangible Assets.    In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) and Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”), we review the carrying value of intangible assets and other long-lived assets (asset group), including, but not limited to, capitalized computer software development costs, on a regular basis for the existence of facts or circumstances that may suggest impairment. Factors we consider important that could trigger an impairment review include:

•	significant under-performance relative to historical or projected future operating results;
•	significant negative industry or economic trends;
•	significant decline in our stock price for a sustained period;
•	significant decline in our technological value as compared to the market; and
•	our market capitalization relative to net book value.

If such circumstances exist, we evaluate the carrying value of long-lived assets (asset group) to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, we write down the asset to the net realizable value for software or the estimated fair value for other long-lived and intangible assets. We determine the estimated fair value of the assets on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risks inherent in our current business model. In determining expected future cash flows, we group assets at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. We estimate cash flows using appropriate and customary assumptions and projections.

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

COMPARISON OF RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2002 and 2001:

	Percentage of Total Revenues		Pct. Change in Dollars
	2002	2001	2002 vs 2001
Revenues:
License fees	24%	25%	(25)%
Services and other	26	34	(41)
Maintenance	50	41	(4)

Total revenues	100	100	(22)

Cost of revenues:
License fees	14	13	(14)
Services and other	14	25	(57)
Maintenance	9	7	6

Total cost of revenues	37	45	(35)

Gross margin	63	55	(12)
Operating expenses:
Research and development	24	20	(8)
Less: Capitalized development	(13)	(10)	2
Sales and marketing	34	32	(16)
General and administrative	17	12	10

Total operating expenses	62	54	(10)

Operating income (loss)	1	1	(74)

Other income, net	3	4	(32)

Income before income taxes	4	5	(41)
Income taxes	—	—	—

Net income	4%	5%	(41)

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the six months ended October 31, 2002 and 2001:

	Percentage of Total Revenues		Pct. Change in Dollars
	2002	2001	2002 vs 2001
Revenues:
License fees	27%	28%	(29)%
Services and other	25	34	(46)
Maintenance	48	38	(5)

Total revenues	100	100	(25)

Cost of revenues:
License fees	16	13	(8)
Services and other	17	24	(47)
Maintenance	8	6	(1)

Total cost of revenues	41	43	(29)

Gross margin	59	57	(23)
Operating expenses:
Research and development	24	19	(5)
Less: Capitalized development	(13)	(11)	(9)
Sales and marketing	35	35	(25)
General and administrative	15	11	(2)

Total operating expenses	61	54	(16)

Operating income (loss)	(2)	3	nm

Other income, net	3	3	(33)

Income before income taxes	1	6	(87)
Income taxes	—	—	—

Net income	1%	6%	(87)

nm – not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001:

REVENUES:

Our total revenues decreased 22% to approximately $5.4 million from $6.9 million for the comparable quarter a year ago. This decrease was due primarily to decreases in license fees and services revenues, and to a lesser extent a decrease in maintenance revenues. International revenues represented approximately 12% of total revenues in the quarter ended October 31, 2002 compared to approximately 13% a year ago. No single customer accounted for more than 10% of our total revenues in the quarter ended October 31, 2002.

LICENSES.    License fee revenues decreased 25% to approximately $1.3 million from $1.7 million for the same quarter a year ago primarily as a result of slow general economic conditions. The direct sales channel provided approximately 84% of license fee revenues for the quarter ended October 31, 2002, compared to approximately 94% in the comparable quarter a year ago. This decrease was due primarily to lower sales volume generated by the direct sales channel. For the quarter ended October 31, 2002, our margins after commissions on direct sales were approximately 91% and our margins after commissions on indirect sales were approximately 89%.

SERVICES AND OTHER.    Services and other revenues decreased 41% to approximately $1.4 million from $2.4 million for the same quarter a year ago. This decrease was primarily a result of a decrease in software implementation services which in turn resulted from lower license fees in recent quarters.

MAINTENANCE.    Maintenance revenues decreased 4% to approximately $2.7 million from $2.8 million for the same quarter a year ago. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

Total gross margin for the quarter ended October 31, 2002 was 63% of total revenues, compared to 55% a year ago. This increase was primarily due to increased gross margins on services revenues, partially offset by decreases in gross margins on license fees and maintenance revenues. License fee gross margin decreased to 39% from 47% a year ago, due to lower license fees combined with the relatively fixed level of cost of license fees. The gross margin on services revenues increased to 48% from 28% a year ago, due primarily to cost reduction efforts. Maintenance gross margins decreased slightly to 82% versus 83% for the prior year quarter.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT.    Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended (000’s omitted)
	October 31, 2002	Percent Change	October 31, 2001
Gross product development costs	$1,320	(8)%	$1,428
Percentage of total revenues	24%		20%
Less: Capitalized development	(721)	2%	(706)
Percentage of gross prod. dev. costs	55%		49%

Product development expenses	$599	(17)%	$722
Percentage of total revenues	11%		10%

Gross product development costs decreased 8% in the quarter ended October 31, 2002 compared to a year ago, due to cost reduction efforts and the reallocation of some R&D resources to services and support activities. Capitalized development increased 2% from a year ago, and the rate of capitalized development as a percentage of gross product development costs increased to 55% versus 49% a year ago, primarily as a result of lower levels of gross development costs. Product development expenses, as a percentage of total revenues, increased to 11% from 10% a year ago, due primarily to decreased total revenues.

SALES AND MARKETING.    Sales and marketing expenses decreased 16% from the same period a year ago, due primarily to cost reduction efforts. As a percentage of total revenues, sales and marketing expenses were 34% for the quarter ended October 31, 2002, compared to 32% for the quarter ended October 31, 2001.

GENERAL AND ADMINISTRATIVE.    General and administrative expenses increased 10% to approximately $910,000 from $825,000 a year ago, mainly as a result of the timing of some professional services fees. For the three months ended October 31, 2002, the average number of total employees was approximately 125, compared to approximately 159 for the three months ended October 31, 2001. For the three months ended October 31, 2002, we incurred a provision for doubtful accounts of $45,000, compared to $5,000 taken in the prior year period.

OTHER INCOME:

Other income is comprised of earnings from the investment of our cash reserves. Our investments are short-term in nature, and all investments mature within one year. Investments consist of money market funds, U.S. Government Securities, A1/P1 rated commercial paper, and minimum A- rated corporate bonds. For the three months ended October 31, 2002, these investments generated an annualized yield of approximately 2.5%.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software, Inc. However, we provide for income taxes as if we were filing a separate income tax return. For the quarter ended October 31, 2002, we did not record any income taxes as a result of cumulative net operating losses in prior years.

SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001:

REVENUES:

Our total revenues decreased 25% to approximately $11.2 million from $15.0 million for the comparable period a year ago. This decrease was due primarily to decreases in services revenues and license fees, and to a lesser extent a decrease in maintenance revenues. International revenues represented approximately 11% of total revenues in the six months ended October 31, 2002, compared to 14% for the same period a year ago. No single customer accounted for more than 10% of our total revenues in the six months ended October 31, 2002.

LICENSES.    License fee revenues decreased 29% to approximately $3.0 million from $4.3 million for the same period a year ago, due to slow general economic conditions. The direct sales channel provided approximately 87% of license fee revenues for the six months ended October 31, 2002, compared to approximately 95% in the comparable period a year ago. This decrease is due primarily to lower sales volume generated by the direct sales channel. For the six months ended October 31, 2002, our margins after commissions on direct sales were approximately 91% and our margins after commissions on indirect sales were approximately 78%.

SERVICES AND OTHER.    Services and other revenues decreased 46% to approximately $2.8 million from $5.1 million for the same period a year ago as a result of a decrease in software implementation services which in turn resulted from lower license fees in recent quarters.

MAINTENANCE.    Maintenance revenues decreased 5% to approximately $5.4 million from $5.7 million for the same period a year ago. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

Total gross margin in the six months ended October 31, 2002 increased to 59% of total revenues, compared to 57% a year ago. The gross margin on license fee revenues decreased to 42% from 55% a year ago, primarily due to lower license fees combined with the relatively fixed level of cost of license fees. Services gross margin increased to 31% from 29% a year ago, primarily due to cost reduction efforts. Maintenance gross margins decreased slightly to 82% from 83% in the prior year period.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT.    Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Six Months Ended (000’s omitted)
	October 31, 2002	Percent Change	October 31, 2001
Gross product development costs	$2,735	(5)%	$2,885
Percentage of total revenues	24%		19%
Less: Capitalized development	(1,489)	(9)%	(1,635)
Percentage of gross prod. dev. costs	54%		57%

Product development expenses	$1,246	0%	$1,250
Percentage of total revenues	11%		8%

Gross product development costs decreased 5% in the six months ended October 31, 2002 compared to a year ago, due to cost reduction efforts and the reallocation of some R&D resources to services and support activities. Capitalized development decreased 9% from a year ago, and the rate of capitalized development as a percentage of gross product development costs decreased to 54% versus 57% a year ago, primarily as a result of the completion of several capitalized projects during the last two quarters. Product development expenses, as a percentage of total revenues, increased to 11% from 8% a year ago, due primarily to decreased total revenues.

SALES AND MARKETING.    Sales and marketing expenses decreased 25% from the same period a year ago, due primarily to cost reduction efforts. As a percentage of total revenues, sales and marketing expenses were 35% for the six months ended October 31, 2002, unchanged from the prior year period.

GENERAL AND ADMINISTRATIVE.    General and administrative expenses decreased 2% to approximately $1.7 million from a year ago, mainly as a result of a decrease in the number of employees. For the six months ended October 31, 2002, the average number of employees was approximately 137, compared to approximately 163 for the same period in the prior year. For the six months ended October 31, 2002, we incurred a provision for doubtful accounts of $90,000, compared to $35,000 for the prior year period.

OTHER INCOME:

Other income is comprised of earnings from the investment of our cash reserves. Our investments are short-term in nature, and all investments mature within one year. Investments consist of money market funds, U.S. Government Securities, A1/P1 rated commercial paper, and minimum A- rated corporate bonds. For the six months ended October 31, 2002, these investments generated an annualized yield of approximately 2.6%.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by ASI. However, we provide for income taxes as if we were filing a separate income tax return. For the six months ended October 31, 2002, we did not record any income taxes as a result of cumulative net operating losses in prior years.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The following table shows information about our cash flows during the six months ended October 31, 2002 and October 31, 2001. This table and the discussion that follows should be read in conjunction with our Condensed Combined statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report.

	Six Months Ended October 31 (000’s omitted)
	2002	2001
Net cash provided by operating activities	$2,532	$2,288
Net cash provided by investing activities	2,250	6,389
Net cash used in financing activities	(74)	(33)

Net increase in cash and cash equivalents	$4,708	$8,644

We fund our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash provided by operating activities generally reflect the changes in net income and non-cash operating items plus the effect of changes in operating assets and liabilities, such as trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue.

Our operating activities provided cash of approximately $2.5 million in the six months ended October 31, 2002, and approximately $2.3 million in the same period last year. For the six months ended October 31, 2002, cash provided by operations was composed primarily of the decrease in accounts in receivable ($2.0 million), and depreciation and amortization ($1.9 million). These were partially offset by the decrease in accounts payable and other accrued liabilities ($1.1 million) and the decrease in deferred revenues ($722,000). For the same period last year, cash provided by operations was composed primarily of depreciation and amortization ($2.3 million), net income ($953,000), and the decrease in accounts receivable ($480,000). These were partially offset by the decrease in deferred revenues ($894,000) and the decrease in accounts payable and other accrued liabilities ($709,000).

Cash provided by investing activities was approximately $2.3 million for the six months ended October 31, 2002. This was composed of the proceeds of maturities of investments of $53.5 million, partially offset by purchases of investments ($49.7 million), and additions to capitalized software development costs ($1.5 million). For the same period last year, cash provided by investing activities was approximately $6.4 million, composed primarily of the proceeds of maturities of investments of $20.5 million, partially offset by purchases of investments ($12.4 million), and additions to capitalized software development costs ($1.6 million).

Cash used in financing activities was $74,000 for the six months ended October 31, 2002, composed primarily of $79,000 in repurchases of our common stock, partially offset by $5,000 in cash proceeds from the exercise of stock options. For the same period last year, cash used in financing activities of $33,000 was composed of $52,000 used for repurchases of our common stock, partially offset by $19,000 in cash proceeds from the exercise of stock options.

Days Sales Outstanding (DSO) in accounts receivable were 70 days as of October 31, 2002, compared to 80 days as of October 31, 2001. This decrease was due primarily to lower levels of billed accounts receivable in the three months ended October 31, 2002.

Our current ratio on October 31, 2002 was 4.4 to 1 and we have no debt. Our principal sources of liquidity are our cash and investments, which totaled approximately $24.0 million at October 31, 2002. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the current economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 15, 1997, our Board of Directors approved a resolution authorizing the repurchase of up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998. In November 1998 our Board adopted an additional stock repurchase authorizing resolution for up to 800,000 shares. The timing of any future repurchases would depend on market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under both resolutions, through December 12, 2002, we had purchased a cumulative total of 699,665 shares at a total cost of approximately $4.6 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, “Business Combinations,” which addressed financial accounting and reporting for business combinations. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. We adopted the provisions of Statement 141 effective May 1, 2002. The adoption had no material impact on our financial condition, results of operations or cash flows.

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” which addressed financial accounting and reporting for acquired goodwill and other intangible assets. Upon adoption of Statement No. 142, we were required to discontinue the amortization of our goodwill and other intangible assets with indefinite lives. Additionally, we will be required to test our goodwill and other intangible assets for impairment during the first year of adoption and then at least annually, or when it is deemed appropriate, thereafter. Because goodwill and certain intangible assets will not be amortized over a specific period but rather will be reviewed for impairment annually, there could be more volatility in reported earnings (loss) than under previous accounting standards due to impairment losses occurring irregularly and in varying amounts. We were required to adopt Statement 142 in the quarter ended July 31, 2002. The adoption had no material impact on our financial condition, results of operations or cash flows.

In August 2001, the FASB issued Statement No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or the normal operation of a long-lived asset, except for certain obligation of leases. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not anticipate the adoption of SFAS No. 143 to have a material effect on our financial condition or results of operations.

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

We adopted Statement 144 effective May 1, 2002. The adoption of Statement 144 did not have a material impact on our financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. It also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. It also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS 145 had no impact on our financial statements.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.    For the three months ended October 31, 2002, we generated 12% of our revenues outside the United States. International sales usually are made by our foreign operations or value added resellers, and are denominated typically in U.S. Dollars, British Pounds Sterling, or Euros. However, the expense incurred by foreign subsidiaries is denominated in the local currencies. The effect of foreign exchange rate fluctuations on us during the quarter ended October 31, 2002 was not material. We have not engaged in any hedging activities.

Interest rates.    We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. Dollars. The fair market value of securities held at October 31, 2002 was approximately $23.0 million.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are minor and denominated in the local currency.

Many of our investments carry a degree of interest rate risk. When interest rates fall, our income from investments in variable-rate securities declines. When interest rates rise, the fair market value of our investments in fixed-rate securities declines. Should our liquidity needs force us to sell fixed-rate securities prior to maturity, we may experience a loss of principal. We attempt to limit our exposure to the risks associated with interest rate fluctuations by holding fixed-rate securities to maturity and by limiting our investments to those with relatively short maturities. Accordingly, we believe that fluctuations in interest rates will not have a material affect on our financial condition or results of operations.

Item 4.     Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.    The Company’s Chief Executive Officer and Chief Financial Officer have, within 90 days of the filing date of this report, evaluated the Company’s internal controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that said information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in paragraph (a) above.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

(a)	The Company held its 2002 Annual Meeting of Shareholders on August 20, 2002.

(b)	The shareholders elected the following director at the meeting: James C. Edenfield

The terms of the following directors continued after the meeting:

Parker H. Petit, Frederick E. Cooper, J. Michael Edenfield and John A. White

(c)
At the Company’s 2002 Annual Meeting of Shareholders, the only Shareholder vote taken was with respect to the election of a single director. One current director was nominated for re-election to a three-year term, and was re-elected. There were no other nominees for director. The specific results of that shareholder vote was as follows:

James C. Edenfield: Votes “For:” 12,108,750; Withholding Authority to Vote “For:” 8,163

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 10.1 — Marketing License Agreement between American Software USA, Inc., and Logility, Inc. dated as of August 1, 2002.

(b)	No report on Form 8-K was filed during the quarter ended October 31, 2002.

Signatures, and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company.

The following pages include the Signatures page for this Form 10-Q, and two separate Certifications of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the Company.

The first form of Certification is required by Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and its “internal controls and procedures for financial reporting”. Item 4 of Part I of this Quarterly Report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification).

The second form of Certification is required by section 1350 of chapter 63 of title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGILITY, INC.

Date: December 12, 2002	By:	/s/ J. MICHAEL EDENFIELD
J. Michael Edenfield President and Chief Executive Officer

Date: December 12, 2002	By:	/s/ VINCENT C. KLINGES
Vincent C. Klinges Chief Financial Officer

Date: December 12, 2002	By:	/s/ DEIRDRE J. LAVENDER
Deirdre J. Lavender Controller and Principal Accounting Officer

CERTIFICATION

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

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002	By:	/S/ J. MICHAEL EDENFIELD
J. Michael Edenfield Chief Executive Officer

CERTIFICATION (continued)

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

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002	By:	/s/ VINCENT C. KLINGES
Vincent C. Klinges Chief Financial Officer

CERTIFICATION (continued)

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of Logility, Inc., that, to his knowledge, the Quarterly Report of American Software, Inc. on Form 10-Q for the period ended October 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of Logility, Inc.

Date: December 12, 2002	By:	/S/ J. MICHAEL EDENFIELD
J. Michael Edenfield Chief Executive Officer

Date: December 12, 2002	By:	/s/ VINCENT C. KLINGES
Vincent C. Klinges Chief Financial Officer