Form 10-Q
period 2003-01-31
LOGILITY INC
filed 2003-03-14
CIK 1043915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2003

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______________ to _______________

Commission File Number 0-23057

LOGILITY, INC.

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2281338 (IRS Employer Identification Number)

470 East Paces Ferry Road, N.E., Atlanta, Georgia (Address of principal executive offices)	30305 (Zip Code)

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding at March 12, 2003 13,148,424 Shares

LOGILITY, INC.

Form 10-Q

Quarter Ended January 31, 2003

Index

			Page Number

Part I	Financial Information

	Item 1.	Financial Statements

		Condensed Combined Balance Sheets (Unaudited) January 31, 2003 and April 30, 2002	3

		Condensed Combined Statements of Operations (Unaudited) Three and Nine Months Ended January 31, 2003 and 2002	4

		Condensed Combined Statements of Cash Flows (Unaudited) Nine Months Ended January 31, 2003 and 2002	5

		Notes to Condensed Combined Financial Statements (Unaudited)	6-10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

	Item 4.	Controls and Procedures	22-23

Part II	Other Information		23-24

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

LOGILITY, INC.
Condensed Combined Balance Sheets (Unaudited)
(in thousands, except share data)

	January 31, 2003	April 30, 2002

Current Assets:
Cash and cash equivalents	$11,002	$7,721
Investments	13,983	15,391
Trade accounts receivable, less allowance for doubtful accounts of $145 and $326 at January 31, 2003 and April 30, 2002, respectively:
Billed	3,913	5,327
Unbilled	1,871	701
Due from American Software, Inc.	950	1,085
Prepaid expenses and other current assets	382	409

Total current assets	32,101	30,634
Furniture and equipment, less accumulated depreciation and amortization	667	1,056
Capitalized development, less accumulated amortization	7,131	7,490
Other assets, net	860	933

	$40,759	$40,113

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$117	$624
Accrued compensation and related costs	1,504	1,549
Other current liabilities	1,361	1,309
Deferred revenues	5,256	4,966

Total current liabilities	8,238	8,448
Deferred income taxes	2,882	2,882

Total liabilities	11,120	11,330

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 13,890,839 and 13,885,214 shares issued at January 31, 2003 and April 30, 2002, respectively	—	—
Additional paid–in capital	44,712	44,703
Accumulated deficit	(10,324)	(11,374)
Treasury stock, at cost – 731,415 and 663,107 shares at January 31, 2003 and April 30, 2002, respectively	(4,749)	(4,546)

Total shareholders’ equity	29,639	28,783

	$40,759	$40,113

See accompanying notes to condensed combined financial statements (unaudited).

Item 1.             Financial Statements (continued)

LOGILITY, INC.
Condensed Combined Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,

	2003	2002	2003	2002

Revenues:
License fees	$2,342	$1,692	$5,355	$5,945
Services and other	1,335	2,776	4,112	7,873
Maintenance	2,772	2,768	8,183	8,437

Total revenues	6,449	7,236	17,650	22,255

Cost of revenues:
License fees	1,133	979	2,890	2,896
Services and other	733	1,567	2,649	5,168
Maintenance	443	550	1,390	1,506

Total cost of revenues	2,309	3,096	6,929	9,570

Gross margin	4,140	4,140	10,721	12,685

Operating expenses:
Research and development	1,312	1,406	4,047	4,291
Less: capitalized development	(668)	(584)	(2,157)	(2,219)
Sales and marketing	1,755	2,082	5,657	7,277
General and administrative	898	824	2,590	2,545

Total operating expenses	3,297	3,728	10,137	11,894

Operating income	843	412	584	791

Other income	84	201	466	775

Income before income taxes	927	613	1,050	1,566

Income taxes	—	—	—	—

Net earnings	$927	$613	$1,050	$1,566

Basic net earnings per common share	$0.07	$0.05	$0.08	$0.12

Diluted net earnings per common share	$0.07	$0.05	$0.08	$0.12

Weighted average common shares outstanding:

Basic	13,177	13,242	13,196	13,250

Diluted	13,195	13,249	13,206	13,268

See accompanying notes to condensed combined financial statements.

Item 1.             Financial Statements (continued)

LOGILITY, INC.
Condensed Combined Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended January 31,

	2003	2002

Cash flows from operating activities:
Net earnings	$1,050	$1,566
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,965	3,332
(Increase) decrease in assets:
Accounts receivable	244	498
Due from American Software, Inc.	135	691
Prepaid expenses and other assets	100	149
Increase (decrease) in liabilities:
Accounts payable, accrued costs and other accrued liabilities	(500)	(1,251)
Deferred revenues	290	(1,468)

Net cash provided by operating activities	4,284	3,517

Cash flows from investing activities:
Additions to capitalized computer software development costs	(2,157)	(2,219)
Additions to purchased computer software costs	—	(43)
Proceeds from maturities of investments	68,089	26,376
Purchases of investments	(66,681)	(21,457)
Purchases of furniture and equipment	(60)	(83)

Net cash (used in) provided by investing activities	(809)	2,574

Cash flows from financing activities:
Repurchases of common stock	(203)	(80)
Proceeds from exercise of stock options	9	19

Net cash used in financing activities	(194)	(61)

Net change in cash and cash equivalents	3,281	6,030

Cash and cash equivalents at beginning of period	7,721	5,376

Cash and cash equivalents at end of period	$11,002	$11,406

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

We are an approximately 86% owned subsidiary of American Software, Inc., a publicly held provider of enterprise resource planning solutions (NASDAQ - AMSWA).

B.        Industry Segments

We have adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in one segment, providing business-to-business collaborative commerce solutions to optimize supply chain operations for manufacturers, distributors and retailers.

C.        Comprehensive Income

We have adopted Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. No statements of comprehensive income have been included in the accompanying condensed combined financial statements since comprehensive income and net income presented in the accompanying condensed combined statements of operations would be the same.

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

Item 1.            Financial Statements (continued)

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

We utilize the percentage-of-completion method of accounting to recognize revenue on service implementation projects for fixed amounts. We measure progress under the percentage-of-completion method based on our best estimate of the cost of work completed in relation to the total cost of work to be performed under the contract. We recognize immediately any estimated losses on services or implementation projects for fixed amounts.

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

E.        Net Earnings Per Common Share

Basic earnings per common share available to common shareholders is based on the weighted-average number of common shares outstanding. Diluted earnings per common share available to common shareholders is based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

The numerator in calculating both basic and diluted earnings per common share for each period is the same as net earnings. The denominator is based on the following number of common shares:

Item 1.            Financial Statements (continued)

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months ended January 31,		Nine Months ended January 31,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Common Shares:
Weighted average common shares outstanding	13,177	13,242	13,196	13,250

Dilutive effect of outstanding stock options	18	7	10	18

Total	13,195	13,249	13,206	13,268

Net earnings	$927	$613	$1,050	$1,566

Net earnings per common share:
Basic	$0.07	$0.05	$0.08	$0.12

Diluted	$0.07	$0.05	$0.08	$0.12

For the three months ended January 31, 2003, we excluded options to purchase 416,348 shares of common stock, and for the nine months ended January 31, 2003, we excluded options to purchase 699,205 shares of common stock, from the computation of diluted earnings per share. For the three months ended January 31, 2002 we excluded options to purchase 735,222 shares of common stock from that computation, and for the nine months ended January 31, 2002 we excluded options to purchase 511,483 shares of common stock. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of January 31, 2003, we had a total of 786,194 options outstanding and as of January 31, 2002 we had a total of 767,722 options outstanding.

F.        Agreements with American Software, Inc. (“ASI”)

We have entered into certain contractual arrangements with ASI, as described below. Because ASI owns a majority of our shares, the terms of these agreements do not reflect arm’s length negotiation.

Tax Sharing Agreement—We compute a separate, stand-alone income tax provision and settle balances due to or from ASI on this basis. The Tax Sharing Agreement allocated to ASI all benefits derived from deferred tax assets as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards) that arose prior to our October 1997 initial public offering ($5,768,000). Accordingly, we will not receive any benefit from the $5,768,000 of contributed gross deferred tax assets. In addition, the Tax Sharing Agreement allocates to us certain deferred tax liabilities that arose prior to the initial public offering (which gives rise to our net deferred tax liability of $2,882,000 at January 31, 2003). To the extent the tax computation produces a tax benefit for us, ASI is required to pay such amounts to us only if and when ASI realizes a reduction in income taxes payable with respect to the current tax period. At April 30, 2002, ASI had net operating loss carryforwards of approximately $19.0 million that ASI must utilize before we would receive payment for any currently generated tax benefits. Such net operating losses expire in varying amounts through 2022.

Services Agreement—We purchase or sell various services from or to ASI based upon various cost methodologies as described below:

Item 1.            Financial Statements (continued)

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Service	Cost methodology	Expense for the three months ended January 31, 2003	Expense for the three months ended January 31, 2002	Expense for the nine months ended January 31, 2003	Expense for the nine months ended January 31, 2002

•	General corporate services, including accounting and insurance expense	Apportioned based on formula to all ASI subsidiaries	$ 256,000	$ 339,000	$ 861,000	$ 978,000

•	Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	17,000	110,000	36,000	345,000

•	Employee benefits services	Apportioned based on formula to all ASI subsidiaries	7,000	13,000	26,000	38,000

Facilities Agreement—We lease various properties from ASI for specified square foot rates. The stated term of the agreement is for two years with automatic one year extensions; however, either party may terminate the agreement after a 90 day notice. ASI also allocates utilities, telephone and security expenses under this agreement based on our percentage of occupancy. The parties valued the services related to this agreement at $116,000 for the three months ended January 31, 2003, $134,000 for the three months ended January 31, 2002, $354,000 for the nine months ended January 31, 2003, and $384,000 for the nine months ended January 31, 2002.

Marketing License Agreement— Effective August 1, 2002, we entered into a Marketing License Agreement (the “Marketing License Agreement”) with American Software, USA (“USA”), a wholly-owned subsidiary of ASI, in which USA agreed to act as a nonexclusive marketing representative for licensing of our products. We pay USA 30% of net license fees collected by us for its services. This agreement replaced a similar agreement executed by the parties in 1997. It has a term of one year and may be extended by the agreement of both parties. We incurred no payment obligations under this agreement for the three months ended January 31, 2003. The parties valued the services related to this agreement at $84,000 for the three months ended January 31, 2002, $62,000 for the nine months ended January 31, 2003, and $109,000 for the nine months ended January 31, 2002.

Technology License Agreement—We have granted ASI a nonexclusive, nontransferable, worldwide right and license to use, execute, reproduce, display, modify and prepare derivatives of our Supply Chain Planning and Execution Solutions (which ASI had transferred to us) so that ASI may maintain and support end-users of the software products. The license is fully paid and royalty-free.

Stock Option Agreement—We have granted ASI an option to purchase that number of shares of our common stock that would enable ASI to maintain the necessary ownership percentage required to consolidate Logility in ASI’s consolidated Federal income tax return. The purchase price of the option is the average of the closing price on each of the five business days immediately preceding the date of payment.

Item 1.            Financial Statements (continued)

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

G.       Lease Commitments

We occupy our principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note “F”). Amounts allocated to the Company for rent expense for these facilities were $82,000 for the three months ended January 31, 2003, $85,000 for the three months ended January 31, 2002, $248,000 for the nine months ended January 31, 2003, and $254,000 for the nine months ended January 31, 2002. These amounts are included in the Facilities Agreement referenced above. In addition, we have various other operating facilities leases. Rent expense under these leases was $128,000 for the three months ended January 31, 2003, $86,000 for the three months ended January 31, 2002, $354,000 for the nine months ended January 31, 2003, and $359,000 for the nine months ended January 31, 2002.

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

•          industry conditions and market conditions; and

•          general economic conditions.

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. The terms “fiscal 2003” and “fiscal 2002” refer to our fiscal years ended April 30, 2003 and 2002, respectively.

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

Generally, our software products do not require significant modification or customization. Installation of the products is normally routine and is not essential to the functionality of the product. Our sales frequently include maintenance contracts and professional services with the sale of our software licenses. We have established vendor-specific objective evidence of fair value (VSOE) for our maintenance contracts and professional services. We determine fair value based upon the prices we charge to customers when we sell these elements separately. We defer maintenance revenues, including those we sell with the initial license, based on VSOE, which we typically derive from the renewal rate of the annual maintenance contract, and recognize the revenues ratably over the maintenance contract period. We recognize consulting and training service revenues, including those sold with license fees, as we perform the services based on their established VSOE. We determine the amount of revenue we allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE and allocate the remainder to license fees.

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

COMPARISON OF RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2003 and 2002:

	Percentage of Total Revenues		Pct. Change in Dollars

	2003	2002	2003 vs 2002

Revenues:
License fees	36%	24%	38%
Services and other	21	38	(52)
Maintenance	43	38	—

Total revenues	100	100	(11)

Cost of revenues:
License fees	18	14	16
Services and other	11	21	(53)
Maintenance	7	8	(19)

Total cost of revenues	36	43	(25)

Gross margin	64	57	—

Operating expenses:
Research and development	20	19	(7)
Less: Capitalized development	(10)	(8)	14
Sales and marketing	27	29	(16)
General and administrative	14	11	9

Total operating expenses	51	51	(12)

Operating income	13	6	105

Other income, net	1	2	(58)

Income before income taxes	14	8	51
Income taxes	—	—	—

Net earnings	14%	8%	51%

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage increases or decreases in those items for the nine months ended January 31, 2003 and 2002:

	Percentage of Total Revenues		Pct. Change in Dollars

	2003	2002	2003 vs 2002

Revenues:
License fees	30%	27%	(10)%
Services and other	24	35	(48)
Maintenance	46	38	(3)

Total revenues	100	100	(21)

Cost of revenues:
License fees	16	13	—
Services and other	15	23	(49)
Maintenance	8	7	(8)

Total cost of revenues	39	43	(28)

Gross margin	61	57	(15)

Operating expenses:
Research and development	23	19	(6)
Less: Capitalized development	(12)	(10)	(3)
Sales and marketing	32	33	(22)
General and administrative	15	11	2

Total operating expenses	58	53	(15)

Operating income	3	4	(26)

Other income, net	3	3	(40)

Income before income taxes	6	7	(33)
Income taxes	—	—	—

Net earnings	6%	7%	(33)%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002:

REVENUES:

Our total revenues decreased 11% to approximately $6.4 million from $7.2 million for the comparable quarter a year ago. This decrease was due primarily to a decrease in services revenues, partially offset by an increase in license fee revenues. International revenues represented approximately 22% of total revenues in the quarter ended January 31, 2003, compared to approximately 12% a year ago. This increase was due primarily to one significant international license fee transaction in the current quarter. No single customer accounted for more than 10% of our total revenues in the quarter ended January 31, 2003.

LICENSES. License fee revenues increased 38% to approximately $2.3 million from $1.7 million for the same quarter a year ago primarily as a result of increased sales effectiveness of our direct sales channel. The direct sales channel provided approximately 88% of license fee revenues for the quarter ended January 31, 2003, compared to approximately 74% in the comparable quarter a year ago. This increase was due primarily to higher sales volume generated by the direct sales channel. For the quarter ended January 31, 2003, our margins after commissions on direct sales were approximately 89% and our margins after commissions on indirect sales were approximately 55%.

SERVICES AND OTHER. Services and other revenues decreased 52% to approximately $1.3 million from $2.8 million for the same quarter a year ago. This decrease was primarily a result of a decrease in software implementation services, which was primarily attributable to lower license fees in recent quarters.

MAINTENANCE. Maintenance revenues, at approximately $2.8 million, were unchanged from the same quarter a year ago. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

Total gross margin for the quarter ended January 31, 2003 was 64% of total revenues, compared to 57% a year ago. This increase was primarily due to increased gross margins on license fee revenues, and to a lesser extent increased gross margins on maintenance and services revenues. License fee gross margin increased to 52% from 42% a year ago, due to higher license fees combined with the relatively fixed level of cost of license fees. The gross margin on services revenues increased to 45% from 44% a year ago, due primarily to cost reduction efforts in recent quarters. Maintenance gross margins increased to 84% versus 80% for the prior year quarter, again due to cost containment efforts.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended (000’s omitted)

	January 31, 2003	Percent Change	January 31, 2002

Gross product development costs	$1,312	(7)%	$1,406
Percentage of total revenues	20%		19%
Less: Capitalized development	$(668)	14%	$(584)
Percentage of gross prod. dev. costs	51%		42%

Product development expenses	$644	(22)%	$822
Percentage of total revenues	10%		11%

Gross product development costs decreased 7% in the quarter ended January 31, 2003 compared to a year ago, due to cost reduction efforts and the reallocation of some R&D resources to services and support activities. Capitalized development increased 14% from a year ago, and the rate of capitalized development as a percentage of gross product development costs increased to 51% versus 42% a year ago, primarily as a result of lower levels of gross development costs, and the shift of several projects from the research phase to the development phase during the quarter. Product development expenses, as a percentage of total revenues, decreased to 10% from 11% a year ago, due primarily to increased capitalized development, as well as lower gross product development costs.

SALES AND MARKETING. Sales and marketing expenses decreased 16% from the same period a year ago, due primarily to cost reduction efforts which resulted in lower headcount. As a percentage of total revenues, sales and marketing expenses were 27% for the quarter ended January 31, 2003, compared to 29% for the quarter ended January 31, 2002.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 9% to approximately $898,000 from $824,000 a year ago, mainly as a result of increased professional services fees. For the three months ended January 31, 2003, we incurred a provision for doubtful accounts of $45,000, compared to $30,000 taken in the prior year period. For the three months ended January 31, 2003, the average number of total employees was approximately 124, compared to approximately 154 for the three months ended January 31, 2002.

OTHER INCOME:

Other income is comprised of earnings from the investment of our cash reserves. Our investments are short-term in nature, and all investments mature within one year. Investments consist of money market funds, U.S. Government Securities, A1/P1 rated commercial paper, and minimum A- rated corporate bonds. For the three months ended January 31, 2003, these investments generated an annualized yield of approximately 1.9%, compared to approximately 2.6% for the three months ended January 31, 2002.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software, Inc. However, we provide for income taxes as if we were filing a separate income tax return. For the quarter ended January 31, 2003, we did not record any income taxes as a result of cumulative net operating losses in prior years.

NINE MONTHS ENDED JANUARY 31, 2003 AND 2002:

REVENUES:

Our total revenues decreased 21% to approximately $17.7 million from $22.3 million for the comparable period a year ago. This decrease was due primarily to decreases in services revenues and license fees, and to a lesser extent a decrease in maintenance revenues. International revenues represented approximately 15% of total revenues in the nine months ended January 31, 2003, compared to 14% for the same period a year ago. No single customer accounted for more than 10% of our total revenues in the nine months ended January 31, 2003.

LICENSES. License fee revenues decreased 10% to approximately $5.4 million from $5.9 million for the same period a year ago due to slow general economic conditions. The direct sales channel provided approximately 87% of license fee revenues for the nine months ended January 31, 2003, compared to approximately 89% in the comparable period a year ago. For the nine months ended January 31, 2003, our margins after commissions on direct sales were approximately 90% and our margins after commissions on indirect sales were approximately 66%.

SERVICES AND OTHER. Services and other revenues decreased 48% to approximately $4.1 million from $7.9 million for the same period a year ago as a result of a decrease in software implementation services which was primarily attributable to lower license fees in recent quarters.

MAINTENANCE. Maintenance revenues decreased 3% to approximately $8.2 million from $8.4 million for the same period a year ago. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

Total gross margin for the nine months ended January 31, 2003 increased to 61% of total revenues, compared to

57% a year ago. This increase was due primarily to increases in services and maintenance gross margins, partially offset by a decline in license fee gross margins. The gross margin on license fee revenues decreased to 46% from 51% a year ago, primarily due to lower license fees combined with the relatively fixed level of cost of license fees. Services gross margin increased to 36% from 34% a year ago, primarily due to cost reduction efforts. Maintenance gross margins increased slightly to 83% from 82% in the prior year period.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Nine Months Ended (000’s omitted)

	January 31, 2003	Percent Change	January 31, 2002

Gross product development costs	$4,047	(6)%	$4,291
Percentage of total revenues	23%		19%
Less: Capitalized development	(2,157)	(3)%	(2,219)
Percentage of gross prod. dev. costs	53%		52%

Product development expenses	$1,890	(9)%	$2,072
Percentage of total revenues	11%		9%

Gross product development costs decreased 6% in the nine months ended January 31, 2003 compared to a year ago, due to cost reduction efforts and the reallocation of some R&D resources to services and support activities. Capitalized development decreased 3% from a year ago, and the rate of capitalized development as a percentage of gross product development costs increased to 53% versus 52% a year ago. Product development expenses, as a percentage of total revenues, increased to 11% from 9% a year ago, due primarily to decreased total revenues.

SALES AND MARKETING. Sales and marketing expenses decreased 22% from the same period a year ago, due primarily to cost reduction efforts which resulted in lower headcount. As a percentage of total revenues, sales and marketing expenses were 32% for the nine months ended January 31, 2003, compared to 33% for the prior year period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 2% to approximately $2.6 million from a year ago, mainly as a result of increased professional services fees, and an increase in the provision for doubtful accounts. For the nine months ended January 31, 2003, we incurred a provision for doubtful accounts of $135,000, compared to $64,500 for the prior year period. For the nine months ended January 31, 2003, the average number of employees was approximately 133, compared to approximately 159 for the same period in the prior year.

OTHER INCOME:

Other income is comprised of earnings from the investment of our cash reserves. Our investments are short-term in nature, and all investments mature within one year. Investments consist of money market funds, U.S. Government Securities, A1/P1 rated commercial paper, and minimum A- rated corporate bonds. For the nine months ended January 31, 2003, these investments generated an annualized yield of approximately 2.3%, compared to approximately 4.0% for the nine months ended January 31, 2002.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by ASI. However, we provide for income taxes as if we were filing a separate income tax return. For the nine months ended January 31, 2003, we did not record any income taxes as a result of cumulative net operating losses in prior years.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The following table shows information about our cash flows during the nine months ended January 31, 2003 and January 31, 2002. This table and the discussion that follows should be read in conjunction with our condensed combined statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report.

	Nine Months Ended January 31 (000’s omitted)

	2003	2002

Net cash provided by operating activities	$4,284	$3,517
Net cash (used in) provided by investing activities	(809)	2,574
Net cash used in financing activities	(194)	(61)

Net increase in cash and cash equivalents	$3,281	$6,030

We fund our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash provided by operating activities generally reflect the changes in net income and non-cash operating items plus the effect of changes in operating assets and liabilities, such as trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue.

Our operating activities provided cash of approximately $4.3 million in the nine months ended January 31, 2003, and approximately $3.5 million in the same period last year. For the nine months ended January 31, 2003, cash provided by operations was composed primarily of depreciation and amortization of $3.0 million, net earnings of $1.0 million, decrease in accounts receivable of $244,000, and increase in deferred revenues of $290,000. These were partially offset by the decrease in accounts payable and other accrued liabilities of $500,000. For the same period last year, cash provided by operations was composed primarily of depreciation and amortization of $3.3 million, net income of $1.6 million, decrease in amount due from American Software of $691,000, and the decrease in accounts receivable of $498,000. These were partially offset by the decrease in deferred revenues of $1.5 million and the decrease in accounts payable and other accrued liabilities of $1.3 million.

Cash used in investing activities was approximately $809,000 for the nine months ended January 31, 2003. This was composed primarily of purchases of investments of $66.7 million, and additions to capitalized software development costs of $2.2 million. These were partially offset by proceeds from maturities of investments of $68.1 million. For the same period last year, cash provided by investing activities was approximately $2.6 million, composed primarily of the proceeds of maturities of investments of $26.4 million, partially offset by purchases of investments of $21.5 million, and additions to capitalized software development costs of $2.2 million.

Cash used in financing activities was $194,000 for the nine months ended January 31, 2003, composed primarily of $203,000 in repurchases of our common stock, partially offset by $9,000 in cash proceeds from the exercise of stock options. For the same period last year, cash used in financing activities of $61,000 was composed of $80,000 used for repurchases of our common stock, partially offset by $19,000 in cash proceeds from the exercise of stock options.

Days Sales Outstanding (DSO) in accounts receivable were 83 days as of January 31, 2003, compared to 71 days as of January 31, 2002. This increase was due to higher levels of unbilled accounts receivable, as well as lower overall revenues, in the three months ended January 31, 2003.

Our current ratio on January 31, 2003 was 3.9 to 1 and we have no debt. Our principal sources of liquidity are our cash and investments, which totaled approximately $25.0 million at January 31, 2003. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the current economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 15, 1997, our Board of Directors approved a resolution authorizing the repurchase of up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998. In November 1998 our Board adopted an additional stock repurchase resolution for up to 800,000 shares. On February 18, 2003, our Board adopted an additional stock repurchase resolution for up to 400,000 shares, for a cumulative total of 1.2 million shares. The timing of any future repurchases would depend on market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Under these resolutions, through March 12, 2003, we had purchased a cumulative total of 739,915 shares at a total cost of approximately $4.8 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, “Goodwill and Other Intangible Assets,” which addressed financial accounting and reporting for acquired goodwill and other intangible assets. Additionally, Statement No. 142 requires us to test goodwill and other intangible assets, if they exist, for impairment during the first year of adoption and then at least annually, or when we deem it appropriate, thereafter. Because we will not amortize goodwill and certain intangible assets over a specific period but rather will review those assets for impairment annually if they exist, there could be more volatility in our reported earnings (loss) than under previous accounting standards due to impairment losses occurring irregularly and in varying amounts. The adoption of Statement No. 142 had no material impact on our financial condition, results of operations or cash flows because we do not have any goodwill or other intangible assets with indefinite lives.

In June 2001, the FASB issued Statement No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or the normal operation of a long-lived asset, except for certain obligation of leases. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which means that we must adopt SFAS No. 143 for our fiscal year ending April 30, 2004. We do not anticipate the adoption of SFAS No. 143 to have a material effect on our financial statements.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinded FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. It also rescinded FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. It also amended other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS 145 had no impact on our financial statements.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under the new rules, an issuer may only recognize a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of EITF No. 94-3, issuers recognized a liability for exit costs at the date of an entity’s commitment to an exit plan. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement No. 146 had no material impact on our financial condition, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on our financial statements. The disclosure requirements were effective for us for the quarter ended January 31, 2003.

In December 2002, the FASB issued Statement No. 148 (SFAS 148), “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS 148 amends FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. We are currently evaluating SFAS 148 to determine if we will adopt SFAS 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on our financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the three months ended January 31, 2003, we generated 22% of our revenues outside the United States. International sales usually are made by our foreign operations or value added resellers, and are denominated typically in U.S. Dollars, British Pounds Sterling, or Euros. However, the expense foreign subsidiaries incur is denominated in the local currencies. The effect of foreign exchange rate fluctuations on us during the quarter and nine months ended January 31, 2003 was not material. We have not engaged in any hedging activities.

Interest rates. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in US Dollars. The fair market value and carrying value of securities held at January 31, 2003 were both approximately $23.7 million.

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

PART II - OTHER INFORMATION

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

None.

Item 5.            Other Information

None.

Item 6.            Exhibits and Reports on Form 8-K

(a)  Exhibits:

None.

(b)  No report on Form 8-K was filed during the quarter ended January 31, 2003.

Signatures, and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company.

The following pages include the Signatures page for this Form 10-Q, and two separate Certifications of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the Company.

The first form of Certification is required by Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and its “internal controls and procedures for financial reporting.” Item 4 of Part I of this Quarterly Report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification).

The second form of Certification is required by section 1350 of chapter 63 of title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGILITY, INC.
Date: March 13, 2003	By:	/s/ J. MICHAEL EDENFIELD

J. Michael Edenfield President and Chief Executive Officer

Date: March 13, 2003	By:	/s/ VINCENT C. KLINGES

Vincent C. Klinges Chief Financial Officer

Date: March 13, 2003	By:	/s/ DEIRDRE J. LAVENDER

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

Date: March 13, 2003	By:	/s/ J. MICHAEL EDENFIELD

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

Date: March 13, 2003	By:	/s/ VINCENT C. KLINGES

Vincent C. Klinges Chief Financial Officer

CERTIFICATION (continued)

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of Logility, Inc., that, to his knowledge, the Quarterly Report of American Software, Inc. on Form 10-Q for the period ended January 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of Logility, Inc.

Date: March 13, 2003	By:	/s/ J. MICHAEL EDENFIELD

J. Michael Edenfield Chief Executive Officer

Date: March 13, 2003	By:	/s/ VINCENT C. KLINGES

Vincent C. Klinges Chief Financial Officer