Form 10-K
period 2003-04-30
LOGILITY INC
filed 2003-07-28
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For	the fiscal year ended April 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For	the transition period from to

Commission File Number 0-23057

LOGILITY, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2281338
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

470 East Paces Ferry Road, N.E. Atlanta, Georgia	30305 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (404) 261-9777

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, No Par Value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At October 31, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, 13,198,674 Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Common Shares as quoted on the NASDAQ National Market System at October 31, 2002) of the Common shares held by non-affiliates was approximately $3.9 million.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

1.	2003 Proxy Statement into Part III.
2.	Form S-1 Registration Statement No. 333-33385 into Part IV.
3.	Form S-8 Registration Statement No. 333-62531 into Part IV.
4.	Form S-8 Registration Statement No. 333-66773 into Part IV.

LOGILITY, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2003

PART I

Item 1.    Business

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our stockholders and to the public. This report contains forward-looking statements, including, in particular, statements about our goals, plans, objectives, beliefs, expectations and prospects, under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You can identify these statements by forward-looking words such as “anticipate”, “intend”, “plan”, “continue”, “could”, “grow”, “may”, “potential”, “predict”, “strive”, “will”, “seek”, “estimate”, “believe”, “expect,” and similar expressions that convey uncertainty of future events or outcomes . Any forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

•	results of operations;

•	liquidity, cash flow and capital expenditures;

•	demand for and pricing of our products and services;

•	acquisition activities and the effect of completed acquisitions;

•	viability and effectiveness of strategic alliances;

•	industry conditions and market conditions; and

•	general economic conditions.

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

Company Overview

Logility, Inc. (“Logility” or the “Company”) was incorporated as a Georgia corporation in 1996. Logility provides collaborative supply chain solutions to streamline and optimize the management, production and distribution of products between manufacturers, suppliers, distributors, retailers, carriers and other organizations and their respective trading partners. The supply chain refers to the complex network of business relationships with trading partners (customers, suppliers and carriers) to forecast, source, manufacture, store, and deliver products and services to multiple locations and customers by various modes of transportation. Supply chain operations include demand chain, supply chain, manufacturing, logistics, warehouse management, transportation and other business-to-business process management for collaborative relationships between customers, suppliers and carriers. Our solutions enable enterprises to increase their market visibility to build competitive advantages and increase profitability by significantly reducing costs, increasing revenues, improving operational efficiencies and collaborating with suppliers and customers to more effectively respond to dynamic market conditions.

Logility Voyager Solutions™ consists of an Internet and client/server based, integrated software suite that provides advanced supply chain management including collaborative planning, strategic network design, optimized supply sourcing, production management, warehouse management, and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, manage global sourcing initiatives, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service.

We derive revenues from three primary sources:

Licenses.    License revenues are derived from license agreements for software usage, based upon the number of modules licensed and the number of servers, users and/or sites for which the solution is designed.

Maintenance.    Revenues derived from maintenance contracts primarily include telephone consulting, product updates, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services.

Services.    Revenues derived from services primarily include consulting, implementation, and training.

Leveraging our supply chain management expertise, Logility has been an innovator in developing and deploying collaborative supply chain management solutions, with our first Internet-based collaborative planning solution implemented in 1996. We continue to invest and expand our innovative solutions which support the Voluntary Interindustry Commerce Standards Association (“VICS”), collaborative planning, forecasting and replenishment (CPFR®) standards, as well as other emerging collaborative supply chain management standards for transportation and distribution center management such as RFID, or radio frequency identification, a technology that uses radio waves to uniquely identify items. In the future, RFID will reduce labor costs in distribution centers, increase order accuracy, enhance transportation solutions and provide greater operational efficiency throughout the supply chain.

We believe companies in distribution-intensive industries face considerable competitive pressure, which is intensified by the high cost of inventory and distribution investments, dynamically changing consumer needs, and variability in overall supply chain performance. These companies need solutions that are capable of delivering significant financial benefits by quickly solving problems that arise in sourcing, manufacturing and distribution operations. Our solutions are capable of helping these companies collaborate with their trading partners to improve customer service and optimize their sourcing, manufacturing, inventory and distribution networks.

The Logility Voyager Solutions software suite is modular and scaleable to meet the management requirements of complex organizations involving tens of thousands of products across multiple sites. In addition, our solutions readily interface with a broad range of existing enterprise applications deployed on a variety of Internet and client/server operating environments and platforms. We have licensed one or more modules of Logility Voyager Solutions to more than 400 companies worldwide, including ConAgra, Continental Tires North America, Eastman Chemical Company, Elizabeth Arden, Epson America, Florida Power & Light, Huhtamaki (UK) Limited, Komatsu, L’Oreal USA, Magneti Marelli, McCain Foods Limited, McCormick & Company, Mercury Marine, Pernod-Ricard, Pfizer, Porsche, Sigma Aldrich, Sony Electronics, VF Corporation, and xpedx. We sell our products and services through direct and indirect channels. We derived approximately 12% of our revenues in the fiscal year ended April 30, 2003 from international sales.

Industry Background

In response to global competitive pressures, companies are continually seeking new ways to enhance the productivity of their operations. Companies that effectively communicate, collaborate and integrate with their trading partners within the extended enterprise or “supply chain” can realize significant competitive advantages in the form of lower costs, greater customer responsiveness, and increased revenue. Supply chain management refers to the process of managing the complex network of relationships that organizations maintain with external trading partners (customers, suppliers, manufacturers, distributors and retailers) to source, manufacture and deliver goods and services to the end consumer. Supply chain management involves both the activities related to supplying products or services (source, make, move, buy, store, and deliver) as well as the sales and marketing activities that impact the demand for goods and services, such as new product introductions, promotions, pricing and forecasting.

Today several market trends are driving organizations to expand collaboration with trading partners along the supply chain. A general shift in market power has forced manufacturers and distributors to become more responsive to retailers and consumers, which has increased the demand for improved planning capabilities. At the same time, global economic conditions and competitive pressures are forcing manufacturers to reduce costs, decrease order cycle times and improve operating efficiencies. As a result, manufacturers, distributors and retailers are increasingly under pressure to better manage the supply chain as they seek to improve manufacturing efficiency and logistics operations while maintaining flexibility and responsiveness to changing market conditions and specific customer demands. These pressures are compounded by the increasing complexity and globalization of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

The growth and rapid adoption of the Internet has enhanced the ability of organizations to integrate their business processes through collaborative planning to synchronize internal assets and production with external demand and supplier capabilities. Global Internet technology adoption and supply chain strategies are converging to create a competitive advantage by reducing the cost of goods sold, improving customer service, building global brands and increasing global supply chain visibility as companies move product to market quicker. Our customers’ goal is to cost effectively provide the right product in the right place at the right time at a competitive price.

In a recent report entitled “Thriving in Supply Chain Management Market Chaos in 2003,” (December 9, 2002), a leading information technology analyst firm, Gartner, stated that “Supply chain management has become even more potent in this challenging economy as enterprises focus on cutting costs, improving asset use and increasing profitability. Additionally, investments by financially strong enterprises into strategic supply chain capabilities are less likely to be replicated if competitors are weaker financially and cannot afford to keep up—strengthening the sustainable competitive advantages that come with supply chain management capabilities.”

To leverage the Internet for commercial benefit and facilitate enhanced collaboration among the various trading partners in the supply chain, organizations are increasingly deploying business-to-business application solutions to address their planning and supply chain execution requirements. The planning function involves the use of information to facilitate the delivery of the right products on time to the correct location and at the lowest cost. The planning process focuses on demand forecasting, inventory simulation, event planning, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to increase revenues, improve forecast accuracy, optimize production scheduling, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service. The supply chain execution function addresses procuring, manufacturing, warehousing, order fulfillment and distributing products throughout the supply chain. Within the supply chain execution function, organizations are increasing their focus on the effective management of warehouse and transportation operations and the need for integration with planning systems and other enterprise applications, in order to increase the efficient and effective fulfillment of customer orders in the business-to-business and the business-to-consumer sectors.

In order to effectively manage and coordinate supply chain activities, companies require supply chain planning, global sourcing, supply chain execution, and supply chain event management software that provides for integrated communication, optimization and collaboration among the various constituents throughout the supply chain network. This enhanced collaboration synchronizes production plans with demand forecasts, thereby minimizing bottlenecks that lead to production delays and excess inventory. Companies that have implemented our advanced collaboration processes such as collaborative planning, forecasting and replenishment (CPFR) have seen benefits such as increased revenues, lower operational costs and shortened cycle times. According to the Voluntary Interindustry Commerce Standards Association (VICS), of which a representative of Logility is an advisory board member on the CPFR subcommittee, “CPFR is a business process model for supply chain partners to coordinate plans in order to reduce variance between supply and demand.” VICS developed this process in conjunction with major retailers, manufacturers and suppliers to enable effective collaboration. CPFR is a business model that changes the nature of the relationship between trading partners.

In addition, companies seek integrated planning and supply chain execution systems that further optimize the flow of products to their customers through enhanced transportation and warehouse management capabilities. Organizations are also demanding solutions that are modular and scaleable to fit the changing needs of the organization and offer rapid deployment and time-to-benefit.

Strategy

Our objective is to be the leading provider of collaborative supply chain solutions to enable companies to optimize their operations associated with the planning, sourcing, manufacture, storage, and distribution of products in distribution-intensive target markets such as consumer goods, apparel, retail and process manufacturing. Our strategy includes the following key elements:

Leverage and Expand Installed Base of Customers.    We currently target businesses in the consumer goods, apparel, retail, chemicals, pharmaceuticals, food and beverage, and aftermarket distribution supply chains consisting of suppliers, manufacturers, distributors, and retailers. We intend to continue to leverage our installed base of more than 400 customers to introduce additional functionality, product upgrades, complementary modules, and application hosting services. In addition, we intend to pursue sales to new customers in our existing vertical markets and to target additional vertical markets over time.

Continue to Expand Sales and Marketing.    We intend to continue to pursue an increased share of the supply chain market for software solutions by focusing our sales and marketing activities on supply chain collaboration, optimization and logistics initiatives in distribution-intensive industries such as consumer products, apparel, retail, food and beverage, and aftermarket distribution. We believe our competitive advantage includes providing a rapid implementation, easy-to-maintain configuration, and quick time-to-benefit across the full spectrum of supply chain operations. We intend to continue building a direct sales force that is focused on selected vertical markets, such as consumer goods, apparel, retail and manufacturing supply chains.

Expand Indirect Channels to Increase Market Penetration.    We believe that key relationships with value added resellers will increase sales and expand market penetration of our products and services. In the fiscal year ended April 30, 2002, we established a relationship with SSA Global Technologies to market, sell, implement and support components of the Logility Voyager Solutions suite as the BPCS (Business Planning and Control Software) Collaborative Commerce Suite powered by Logility.

Maintain Technology Leadership.    We believe that we are a technology leader in the field of collaborative supply chain optimization solutions and intend to continue to provide innovative, advanced solutions and services to this market. We believe that we were one of the earliest providers of supply chain planning software solutions on a client-server platform and on Windows NT, and the first to introduce a collaborative supply chain planning solution that operates over the Internet. We intend to continue to develop and introduce new and enhanced products and keep pace with technological developments and emerging industry standards.

Invest Aggressively to Build Market Share.    We intend to continue to invest to expand our sales force, research and development efforts, and consulting infrastructure, balanced with our goal of increasing profitability. We believe these investments are necessary to increase our market share and to capitalize on the growth opportunities in the market.

Acquire or Invest in Complementary Businesses, Products and Technologies.    We believe that select acquisitions or investments may provide opportunities to broaden our product offering to provide more advanced solutions for our target markets. We will evaluate acquisitions or investments that will provide us with complementary products and technologies, expand our geographic presence and distribution channels, penetrate additional vertical markets with challenges and requirements similar to those we currently meet and further solidify our leadership position within the supply chain management market.

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

Increase Penetration of International Markets.    In the fiscal year ended April 30, 2003, we generated 12% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. We intend to expand our international presence by creating additional relationships with distributors in Latin America, Europe, and the Asia/Pacific region.

Expand Strategic Relationships.    We intend to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and service providers to integrate the Logility Voyager Solutions suite into their services and products and to create joint marketing opportunities. We have a number of marketing alliances, including those with IBM and SSA Global Technologies. In addition, we have developed a network of international agents who assist in the sale and support of our products. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position.

Continue to Focus on Providing High Quality Customer Service.    Providing high quality customer service is a critical element of our strategy. We intend to continue to invest in technology and personnel to accommodate the needs of our growing customer base. We will continue to seek new ways to improve service to our customers.

There can be no assurance, however, that we will be successful in implementing the strategy outlined above.

Logility Products and Services

Key Benefits

Our integrated product line, Logility Voyager Solutions, is a collaborative supply chain management solution designed to enable our customers to manage their operations and improve the visibility of critical information between supply chain partners to achieve greater effectiveness and efficiency. Logility Voyager Solutions is also designed to power Internet-based trading exchanges, marketplaces and private company portals.

The key benefits of our software solutions and services include the following:

End-to-End Supply Chain Management.    Logility Voyager Solutions provide functionality that addresses both the flow of information and the flow of products throughout the supply chain. By synchronizing our comprehensive planning software products with our transportation and warehouse management software solutions, our product suite can more efficiently and accurately coordinate the sourcing of goods and delivery of products to the customer. This end-to-end approach allows maximum synchronization of activities along the supply chain, including collaboration with external trading partners.

Advanced Collaborative Planning and Supply Chain Execution Functionality.    Our products allow for collaboration among the various levels within an organization and among external constituents (trading partners) throughout the supply chain. The architecture of Logility Voyager Solutions enables key constituents to participate in the planning process, including marketing, sales, manufacturing, procurement, logistics, warehousing and transportation personnel, creating a consensus plan that addresses the requirements of all groups. Logility Voyager Collaborate™ supports the business processes and practices defined in the VICS CPFR guidelines, streamlining buyer and seller trading partner communications. Complementing Voyager Collaborate for supply chain planning is Logility Voyager Fulfill™ on the supply chain execution side. Voyager Fulfill extends collaboration to transportation and distribution center management trading partners to streamline the order fulfillment process through collaboration among warehouse, transportation and carrier trading partners. Voyager Fulfill supports emerging industry standards for collaborative transportation management.

Comprehensive Planning Solution.    Our planning solution includes demand, inventory, event, life cycle, replenishment, supply, manufacturing, and transportation planning modules that balance demand opportunities with supply constraints through the synchronization of information gathered from supply chain participants. A key benefit of our planning solution components is its emphasis on addressing the full range of complex demand planning requirements of our customers, including comprehensive forecasting capabilities that take into account each user’s unique perspective of the supply chain. Additionally, our planning solution implements and manages key business goals such as profit maximization or cost minimization, traditional distribution resource planning (DRP), and advanced planning systems (APS). It does so by applying financial and optimization capabilities to sourcing decisions, enabling companies with complex supply chains to balance profits, costs, and service while simultaneously considering all supply chain constraints.

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

Rapid Deployment.    Our products use a modular design centered around proven business processes that streamline implementation and accelerate deployment. The functionality of each module generally permits customers to implement the solutions with nominal modifications. In addition, our software combines sophisticated techniques and tools with intuitive, Windows- and browser-based user interfaces to reduce training requirements and accelerate implementation tasks.

Open, Scaleable, Internet and Client/Server Architecture.    We have designed our software to use Internet to reach remote corporate users and incorporate external trading partners. Our application suite integrates with existing in-house and third-party software applications and a variety of operating environments and platforms. The software is scaleable to manage complex processes involving tens of thousands of products across multiple sites.

Product Features

We designed the Logility Voyager Solutions suite to synchronize demand opportunities with supply constraints, sourcing alternatives and logistics operations. The suite is comprised of a series of Internet and client/server based, integrated modules that provide a robust solution for supply chain management resulting in both internal and external collaboration to streamline the supply chain. These modules can be implemented individually, as well as in combinations or as a full solution suite. Logility Voyager Solutions supports multiple communications protocols and is designed to operate with industry-standard open technologies, including leading web-based and client/server environments, such as Windows NT/Windows 2000, UNIX, and iSeries (AS/400) on Oracle, Microsoft SQL Server and DB2 databases. The following summarizes key features of our product line:

Module	Features
VALUE CHAIN COLLABORATION
Logility Voyager Collaborate™	•	VICS collaborative planning, forecasting and replenishment (CPFR) compliant
	•	Collaborative planning with trading partners (customers and suppliers)
	•	Internal Sales and Operations Planning (S&OP)
	•	Open integration architecture supports rapid integration with various forecasting scenarios
	•	Value Chain Workflow defines and tailors business processes
	•	Exception-based management of supply chain business conditions
	•	Deployable in both private and public trading exchanges

Logility Voyager Fulfill™	•	Collaborative warehouse and transportation planning with suppliers, customers and carriers
	•	Open integration architecture
	•	Value Chain Workflow defines and tailors business processes
	•	Exception-based management of order fulfillment business conditions
	•	Deployable in both private and public trading exchanges

SUPPLY CHAIN EVENT MANAGEMENT
Logility Voyager Navigate™	•	Provides supply chain event management for increased visibility of operations
	•	Exception-based management of the supply chain
	•	Efficiently monitors, notifies, controls and measures supply chain performance
	•	Speeds resolution of supply chain exceptions
	•	Optimizes critical human capital via a role-based prioritized list of activities that identify where responsible parties have the biggest impact on operations
	•	Incorporates any Open Data Base Connectivity (ODBC)-compliant data source for an accurate view of key business conditions

DEMAND CHAIN PLANNING
Life Cycle Planning	•	Plans each phase of a product’s life cycle from introduction, maturity, replacement, substitution and retirement
	•	Flexible demand profile definition
	•	Self-correcting model management automatically re-forecasts based on point of sale (POS) data
	•	Exception-based management alerts users to key business conditions

Demand Planning	•	Item and group forecasting
	•	Self-selecting forecast models speed deployment and support continuous improvement
	•	Personalized data views optimize daily activities for each user
	•	Item stratification supports multi-dimensional analysis
	•	Product life cycle management with simulation
	•	Drag and drop navigation and data manipulation

Module	Features
Inventory Planning	•	Time-phased view of inventory
	•	Graphical simulations of inventory-investments and customer service-level trade-off
	•	Views of dependent and independent demand
	•	Inventory management variables

Event Planning	•	Promotion planning
	•	Self-learning capabilities using artificial intelligence
	•	Causal-based forecasting
	•	Promotion profitability simulations

Demand Chain Voyager™	•	Forecast retrieval and modifications via the Internet and corporate intranets
	•	Tight integration with Demand Planning
	•	Promotion planning calendars
	•	Comprehensive security features
	•	Collaborative planning with trading partners
GLOBAL SOURCING MANAGEMENT
Value Chain Designer™	•	Strategic distribution network optimization
	•	Map customer assignment and facility locations
	•	Balancing customer service levels and cost
	•	Sourcing selection and capacity planning

Global Sourcing	•	Request For Information and Request For Proposal management
	•	Vendor bid analysis
	•	Supplier performance score card
	•	Collaborate with off-shore production partners

Production Visibility	•	Collaborative time and action calendars
	•	Monitor supplier quality
	•	Track supplier production and milestone deliverables
	•	Packaging and labeling compliance
	•	Exception-based management and alert notification

Supplier Logistics	•	Advanced Ship Notice of inbound supplier shipments
	•	Packaging and labeling compliance
	•	Exception-based management and alert notification

SUPPLY CHAIN PLANNING
Manufacturing Planning	•	Enterprise-wide capacity planning
	•	Plant-level scheduling
	•	Supports activity-based costing
	•	Optimizes actual costs of sourcing decisions
	•	Interactive simulation
	•	Real-time, in memory model
	•	Distributed and remote visual capacity planning
	•	Remote and collaborative manufacturing

Supply Planning	•	Comprehensive constraint-based management of sourcing process
	•	Supports business goals such as profit maximization or cost minimization
	•	Provides available-to-promise (ATP), capable-to-promise (CTP) and profitable-to-promise (PTP) methodologies
	•	Exception-based management of supply chain conditions

Module	Features
Replenishment Planning	•	Supports continuous replenishment strategies
	•	Provides time-phased distribution requirements planning
	•	Proactive action messages
	•	Electronic Data Interchange (EDI) integration
	•	ATP methodologies
	•	Multi-site sourcing and allocation

SUPPLY CHAIN EXECUTION
Transportation Planning and Management	•	Load control center
	•	Shipment planning and consolidation
	•	Freight rating and routing
	•	Carrier selection
	•	Load tendering
	•	Shipment confirmation
	•	Freight audit and payment control
	•	Shipment documentation and tracking

WarehousePRO®	•	Customizable workflows and other features incorporate best-of-breed warehouse practices
	•	Directs all pick, pack and ship activities through hand-held radio frequency devices
	•	User terminals support a variety of languages
	•	Dynamic label and integrated graphical user interface report printing

LOGILITY VOYAGER SOLUTIONS FOR COLLABORATIVE SUPPLY CHAIN MANAGEMENT

These applications allow companies to plan, manage and optimize their supply chain operations and strategic trading partner relationships for direct material procurement, production, logistics and customer order fulfillment.

VALUE CHAIN COLLABORATION

Logility Voyager Collaborate enables companies to communicate easily and share real-time information across the organization and with external trading partners by uniting suppliers, manufacturers, distributors and retailers under the power of common goals and collaborative business processes such as Sales and Operations Planning (S&OP) and VICS collaborative planning, forecasting and replenishment (CPFR) standards that eliminate traditional barriers among trading partners.

Logility Voyager Fulfill provides a private transportation exchange that extends collaboration to carriers, customers and suppliers. Customers and suppliers can view the status of their orders and shipments in-transit, while carriers can accept or reject loads offered, bid on loads tendered, provide shipment scheduling and status and see the payment status of previous shipments.

SUPPLY CHAIN EVENT MANAGEMENT

Logility Voyager Navigate provides the benefits of Supply Chain Event Management (SCEM) by allowing trading partners to efficiently monitor, notify, control and measure supply chain operations on an exception basis, both within companies and throughout the supply chain to improve the efficiency and of the overall operation.

DEMAND CHAIN PLANNING

These solutions provide the visibility to increase forecast accuracy as they create an overview of demand, new product introductions and promotions, allowing customers to build plans that are synchronized with market demand.

Life Cycle Planning provides collaborative life cycle planning, that enables the supply chain to effectively control each phase in a product’s sunrise-to-sunset cycle—including introduction, maturity, replacement, substitution and retirement—to ensure that the right products are available upon customer demand.

Demand Planning helps reconcile discrepancies between high-level business forecasting and low-level product forecasting. It evaluates and predicts future demand based on demand history, customer orders, point-of-sale data, market forecasts, syndicated data and other information to generate a graphical representation of demand by item, location, customer and/or group. Demand Planning has a self-correcting, self-selecting modeling process that utilizes a number of advanced forecasting models to generate sales, marketing, logistics and other forecasts. This system allows for user-override of certain modeling parameters, such as quantities or percentages, to account for promotions, supply constraints and other “what-if” scenarios.

Inventory Planning dynamically sets time-phased inventory targets based on safety stock and order quantity rules to effectively measure the trade-off of inventory investment and desired customer service levels. Built around industry best practices, Inventory Planning enhances planning and scheduling of inventory while taking into consideration replenishment frequency and order size, seasonal build and manufacturing plans. Companies can apply service level targets and policies individually to each product within an enterprise or uniformly throughout the various product lines.

Event Planning is a forecasting solution designed to facilitate product life-cycle management and promotion planning, and provide forecasting capabilities to determine the impact of promotions, price changes or other events, enabling manufacturers to adjust production to match changing demand. Event Planning utilizes advanced algorithms based on neural network techniques that allow the system to refine forecasting by incorporating the results of ongoing promotions and other activities.

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

GLOBAL SOURCING MANAGEMENT

Global Sourcing Management gives customers the freedom to cost-effectively source and manufacture anywhere in the world to gain a competitive advantage without compromising quality or product availability.

The Value Chain Designer module provides a strategic view of the supply chain network. Companies can optimize location decisions, resource allocation, customer assignment, sourcing alternatives and transportation strategies to minimize costs or maximize profitability.

Global Sourcing automates the sourcing process from proposal management and product specification package delivery to supplier bid analysis, selection and performance management via the Internet.

Production Visibility utilizes collaborative time and action calendars to monitor supplier production and quality, track milestones, gain packaging and labeling compliance and provide exception-based management of global sourcing initiatives.

Supplier Logistics provides Advanced Ship Notice (ASN) and tracks supplier shipments from global manufacturing locations to provide greater visibility of inbound logistics and product availability.

SUPPLY CHAIN PLANNING

Logility optimizes material, inventory, production and distribution assets, and synchronizes supply and demand. Multiple and simultaneous supply chain planning models generate plans based on constraints and alternative sourcing, production and distribution options.

Manufacturing Planning models the production operations by capturing capacity constraints, such as equipment capabilities, intermediate storage limitations, shop floor calendars and raw material availability and production constraints, such as synchronization of multi-step operations, product sequencing, production changeovers and inventory policies. Manufacturing Planning enables collaborative decision-making by comparing the feasibility and cost effectiveness of various scheduling strategies through the use of simulation.

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

Replenishment Planning provides future visibility of customer demands, product and material requirements, and the actions needed by suppliers and production teams to satisfy those demands. Replenishment Planning takes into account manufacturing constraints, inventory investment, desired service levels, and current orders and commitments. Replenishment Planning provides support for continuous replenishment strategies, such as Vendor Managed Inventory, Quick Response and Efficient Consumer Response.

SUPPLY CHAIN EXECUTION

Logility provides industry-leading capabilities for optimizing both warehouse and transportation operations to systematically balance logistics strategies, customer service policies, carrier effectiveness and inventory management to improve profitability.

Transportation Planning consolidates shipments and determines the optimal transportation mode and carrier while providing a list of alternatives. The solution includes a Load Control Center that reviews all inbound, outbound and inter-facility shipments and provides an integrated view of all orders requiring shipping decisions. We designed this module to reduce freight costs, improve customer service levels and increase cost-effective responsiveness to specific customer requirements.

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

WarehousePRO raises shipping and inventory accuracy by optimizing the flow of materials and information through distribution centers. WarehousePRO helps cut operating costs and improve productivity, increase order fill rates, optimize space utilization and improve customer service. The solution is highly flexible and quickly adapts to changing business requirements. WarehousePRO features an extensive workflow library incorporating industry-specific best-practice templates for effective warehousing techniques. With built-in standard interfaces to major radio frequency data collection systems, this software delivers more accurate inventory accountability and improved warehouse efficiency for a paperless warehouse environment.

We typically determine the price for our products based upon the number of modules licensed and the number of servers, users and/or sites for which the deployment is designed. During fiscal year ended April 30, 2003, license fees for new customers ranged from approximately $50,000 to $1.0 million.

Customers

We primarily target businesses in distribution-intensive markets such as consumer-packaged goods, retail, manufacturing and after-market distribution, including suppliers, manufacturers, distributors and retailers. A sample of companies that have licensed one or more of our products follows:

Consumer Goods	Chemicals, Oil & Gas, Pharmaceuticals	Manufacturing and Others
Ashley Furniture	ALZA Corporation	Appleton Paper
Aurora Foods	BOC Distribution Services Ltd.	British Telecommunications
Bell Sports	CITGO Petroleum Corporation	Corning Cable Systems
Canandaigua Wine Company	Eastman Chemical Company	Dal-Tile Corporation
Columbia Sportswear Company	IMC Global	Florida Power & Light
ConAgra, Inc.	Nordic Synthesis AB	Koch Industries
Elizabeth Arden Inc.	Pfizer, Inc.	Magneti Marelli
Haverty Furniture Company	Sigma-Aldrich Corporation	Mercury Marine
Huhtamaki UK		Mohawk Industries
L’Oreal USA	After Market Distribution	Mohawk Paper

Maybelline Inc.	Donaldson	Peugeot International
McCormick & Company	Epson America, Inc.	Rand McNally & Company
Mills Pride	Komatsu	Raytheon Marine Company
Nestle France	Rheem Manufacturing	Robert Horne Paper Company
Nestle Purina	Sony Electronics	RJ Reynolds
Pharmavite Corporation		Shaw Industries
Pernod-Ricard		Sprint PCS
Polo Ralph Lauren		Subaru of America, Inc.
Saks Incorporated		Tyco Plastics and Adhesives
Sara Lee Knit Products		Weyerhauser
S.C. Johnson & Sons, Inc.		xpedx
The Coca-Cola Company
The Franklin Mint
Tiffany & Co.
VF Corporation
Williamson-Dickie Manufacturing

No single customer accounted for 10% or more of our total revenues during fiscal year 2003. We typically experience a slight degree of seasonality with regards to a slowing of services revenues during the annual winter holiday season, which occurs in the third quarter of our fiscal year. The extent of our backlog is accounted for in deferred revenues (refer to note 1(b) in Notes to Financial Statements). We are not reliant on government customers.

Sales and Marketing

We market our products through direct and indirect sales channels. We conduct our principal sales and marketing activities from corporate headquarters in Atlanta, Georgia, and have sales and/or support offices in Boston, Chicago, Dallas, and Pittsburgh. We manage sales channels outside of North America from our international offices in the United Kingdom and Spain.

In addition to our Marketing License Agreement with American Software, discussed in Item 13 of this Report, we have a number of alliances, including those with IBM, Insight, New Breed, and SSA Global Technologies. Generally, these marketing alliance agreements provide the vendors with non-exclusive rights to market our products and access to our marketing materials and product training. Some highlights of these agreements are as follows:

•	IBM—We entered into an agreement with IBM on March 17, 2000 pursuant to which we modified our Supply Chain products, with IBM’s technical and financial assistance, to operate with IBM’s eServer iSeries (AS/400) platform. Also, we agreed to market and support the IBM-compatible Supply Chain products that resulted from our efforts. IBM may also market our Supply Chain products and refer potential customers to us.

•	SSA Global Technologies—On November 17, 2001, we granted SSA Global Technologies (“SSA”) a worldwide, non-exclusive license to name, package, market, distribute and supply the Logility Voyager Solutions suite as “BPCS (Business Planning and Control Software) Collaborative Commerce powered by Logility.” The agreement terminates November 16, 2004, but may be automatically renewed for successive one-year terms. In exchange, SSA agreed to use all reasonable efforts to promote and sell the software. In fiscal 2003, we amended this agreement to provide for a minimum net license fee commitment of $1 million to be paid to us during fiscal year 2004.

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

Customer Service and Support

We provide the following services and support to our customers:

Implementation Support: ExpressROISM.    We offer our customers a professional and proven implementation program that facilitates rapid implementation of our software products. Logility consultants, through the ExpressROI program, help customers define the nature of their project, and subsequently proceed through the implementation process. We provide training for all users and managers involved. We first establish measurable financial and logistical performance indicators, and then evaluate them for conformance during and after implementation. Additional services beyond implementation can include post-implementation reviews and benchmarks to further enhance the benefits to customers.

Implementation: General Training Services.    We offer our customers post-delivery professional services consisting primarily of implementation and training services, for which we typically charge on a daily basis. Customers that purchase implementation services receive assistance in integrating our solution with existing software applications and databases. Implementation of Logility Voyager Solutions typically requires three to nine months, depending on factors such as the complexity of a customer’s existing system, the number of modules purchased, and the number of end users.

Product Maintenance and Updates: Support Services.    We provide our customers with ongoing product support services. Typically, we enter into support or maintenance contracts with customers for an initial one to three year term, billed annually in advance, at the time of the product license with renewal for additional periods thereafter. Under these contracts, we provide telephone consulting, product updates and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. We provide ongoing support and maintenance services on a seven-day-a-week, 24-hours-a-day basis through telephone, electronic mail and web-based support, using a call logging and tracking system for quality assurance.

Research and Product Development

We expensed approximately $2.5 million during fiscal 2003, $2.7 million during fiscal 2002, and $5.2 million during fiscal 2001 for research and development. In addition, we capitalized software development costs of $2.9 million during fiscal 2003, $3.0 million during fiscal 2002, and $3.0 million during fiscal 2001 in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Our internal new product development and enhancements of existing products includes two categories: research and development expenditures and additions to capitalized computer software development costs. These combined categories totaled $5.4 million in fiscal 2003, $5.7 million in fiscal 2002, and $8.2 million in fiscal 2001, and represented 22% of total revenues in fiscal 2003, 19% of total revenues in fiscal 2002, and 29% in fiscal 2001.

We believe that our future success depends in part upon our ability to continue to enhance existing products, respond to changing customer requirements, develop and introduce new or enhanced products and keep pace with technological developments and emerging industry standards. We focus our development efforts on several areas, including, but not limited to, enhancing operability of our products across distributed and changing heterogeneous hardware platforms, operating systems and relational databases and adding functionality to existing products. These development efforts will continue to focus on deploying applications within a multi-tiered supply chain environment, including the Internet.

The current release of Logility Voyager Solutions is version 6.5. This version uses an integrated architecture for maximum scaleability and messaging functionality that supports the increasingly distributed nature of supply chain planning, global sourcing, supply chain execution and collaborative commerce. Logility Voyager Solutions interfaces with software of leading ERP vendors such as SAP, Oracle, PeopleSoft, JD Edwards, and SSA Global Technologies.

Competition

We have targeted our products at distribution-intensive supply chain markets within the application software market, which is intensely competitive and characterized by rapid technological change. Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise application market as a whole. Our existing competitors include vendors focusing on the supply chain application software market, such as i2 Technologies and Manugistics. In addition, we face potential competition from:

•	large enterprise resource planning (ERP) application software vendors such as SAP, JD Edwards, PeopleSoft, and Oracle, each of which currently offers sophisticated ERP solutions that currently, or may in the future, incorporate supply chain management modules, advanced planning and scheduling, warehouse management or collaboration software;

•	other business application software vendors that may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of supply chain management software; and

•	internal development efforts by corporate information technology departments.

In addition, we may face competition from other application software vendors, including ERP vendors that from time to time jointly market our products as a complement to their own systems. To the extent such vendors develop or acquire systems with functionality comparable to our products, their significant installed customer base, long-standing customer relationships and ability to offer a broad solution could provide a competitive advantage over our products.

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

Many of our competitors and potential competitors have a broader worldwide presence, longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we have. Some competitors have become more aggressive with their prices, payment terms and issuance of contractual implementation terms or guarantees. In order to be successful in the future, we must continue to develop innovative software solutions and respond promptly and effectively to technological change and competitors’ innovations. We may also have to lower prices or offer other favorable terms. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. The principal competitive factors affecting the market for our products include vendor and product reputation; product architecture, functionality and features; costs; ease and speed of implementation; return on investment; product quality; price and performance; and level of support.

Proprietary Rights and Licenses

Our success and ability to compete is dependent in part upon our proprietary technology. To protect our proprietary technology, we rely on a combination of copyright and trade secret laws, confidentiality procedures and contractual provisions, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although we rely on the limited protection afforded by such confidential and contractual procedures and intellectual property laws, we also believe that factors such as the knowledge, ability, and experience of our personnel, new product developments, frequent product enhancements, reliable maintenance and timeliness and quality of support services are essential to establishing and maintaining a technology leadership position. We presently have no patents or patent applications pending. The source code for our proprietary software is protected as a trade secret and as a copyrighted work. Generally copyrights on our products expire 95 years after the year of first publication of each product. We enter into confidentiality or license agreements with our employees, consultants and customers, and control access to and distribution of our software, documentation and other proprietary information. In addition, we have registered certain trademarks and have registration applications pending for other trademarks.

We provide our software products to customers under non-exclusive license agreements. As is customary in the software industry, in order to protect our intellectual property rights, we do not sell or transfer title to our products to our customers. Although the license agreements place restrictions on the customer’s use of our products, unauthorized use of our products nevertheless may occur. In addition, we have licensed the source code for our software to American Software, which owns approximately 86% of our common stock, on a limited basis to enable American Software to perform warranty, maintenance and support obligations for certain customers, for which it is responsible under certain license agreements that were not assigned to us in connection with the formation of Logility.

Despite measures we have taken to protect our proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of our products or obtain and use information that we regard as proprietary.

Policing unauthorized use of our products is difficult and expensive. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition.

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

Employees

As of April 30, 2003, we had 132 full-time employees, consisting of 31 in sales and marketing, 55 in product development, 43 in customer support and implementation services and 3 in administration and finance. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe our employee relations are good.

Item 2.    Properties

We maintain our headquarters in Atlanta, Georgia. Some of our offices are occupied pursuant to the Facilities Agreement with American Software, the terms of which are summarized in “Part III, Item 13—Certain Relationships and Related Transactions,” below. We also lease space for offices in five locations in the United States, as well as approximately 30,175 square feet of office space in the United Kingdom. We believe our existing facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed on commercially reasonable terms.

Item 3.    Legal Proceedings

Many of our installations involve products that are critical to the operations of our clients’ businesses. Any failure in our products could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability contained in our contracts will be enforceable in all instances. We are not currently a party to any material legal proceeding that would require disclosure under this Item.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fourth quarter of our recently completed fiscal year.

PART II

Item 5.    Market For Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is listed on the Nasdaq Stock Market—National Market under the symbol LGTY. As of July 11, 2003, there were approximately 1,505 stockholders that held their stock either individually or in nominee or “street” names through various brokerage firms. The table below presents the quarterly high and low sales prices for our common stock as reported by Nasdaq, for our last two fiscal years:

Fiscal Year 2003	High	Low
First Quarter	$3.23	$1.82
Second Quarter	$4.10	$1.98
Third Quarter	$3.43	$2.00
Fourth Quarter	$4.14	$2.61

Fiscal Year 2002	High	Low
First Quarter	$4.01	$2.68
Second Quarter	$3.59	$1.90
Third Quarter	$3.20	$2.08
Fourth Quarter	$3.90	$2.55

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

http://www.wachovia.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in our common stock:

Avondale Partners, LLC

BrokerageAmerica, LLC

Forge Financial Group, Inc.

Goldman, Sachs & Co.

Knight Securities L.P.

Morgan, Keegan & Company

Schwab Capital Markets

Seidler Amdec Securities Inc.

Equity Compensation Plan

The following table discloses information regarding the Company’s only equity compensation plan, the Logility, Inc. 1997 Stock Plan, as of April 30, 2003. The Company has no equity compensation plans that were not approved by security holders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	779,045	$3.65	201,081

*	Under the Plan, up to an additional 420,955 option shares are authorized, but the Plan limits option grants to a lesser amount such that if all outstanding stock options were exercised American Software would own 80% of the outstanding stock of the Company.

Item 6.    Selected Financial Data

The selected financial data presented below for the fiscal years ended April 30, 2003, 2002, 2001, 2000, and 1999 are derived from our audited financial statements.

	Years Ended April 30,
	2003	2002	2001	2000	1999
	(in thousands)
Statements of Operations Data:
Revenue:
License	$8,002	$8,445	$8,587	$13,501	$11,384
Services	5,951	9,662	9,128	9,370	7,966
Maintenance	10,884	11,292	10,491	9,418	7,667

Total revenue	24,837	29,399	28,206	32,289	27,017

Cost of Revenue:
License	3,904	3,886	3,985	3,218	4,433
Services	3,633	6,436	6,227	5,144	3,468
Maintenance	1,793	2,017	1,645	1,775	2,194

Total cost of revenue	9,330	12,339	11,857	10,137	10,095

Gross margin	15,507	17,060	16,349	22,152	16,922
Operating expenses:
Research and development	2,546	2,712	5,211	4,949	6,165
Sales and marketing	7,690	9,742	13,618	12,898	14,507
General and administrative	3,547	3,456	3,954	3,054	4,302
Charge for restructuring	—	—	476	—	1,230

Total operating expenses	13,783	15,910	23,259	20,901	26,204

Operating income (loss)	1,724	1,150	(6,910)	1,251	(9,282)
Other income, net	562	956	1,218	1,137	1,274

Earnings (loss) before income taxes	2,286	2,106	(5,692)	2,388	(8,008)
Income tax expense	—	—	—	—	100

Net earnings (loss)	$2,286	$2,106	$(5,692)	$2,388	$(8,108)

Earnings (loss) per common share—Basic	$0.17	$0.16	$(0.43)	$0.18	$(0.60)

Diluted	$0.17	$0.16	$(0.43)	$0.17	$(0.60)

Weighted average common shares—Basic	13,185	13,245	13,289	13,333	13,486

Diluted	13,201	13,272	13,289	13,698	13,486

	As of April 30,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$8,573	$7,421	$4,749	$2,763	$8,890
Investments, short-term	18,440	15,391	10,420	14,425	14,024
Working capital	22,502	19,304	11,148	14,545	20,355
Total assets	41,502	38,728	37,298	41,570	39,873
Total shareholders’ equity	30,824	28,783	26,788	31,213	29,468

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate”, “intend”, “plan”, “continue”, “could”, “grow”, “may”, “potential”, “predict”, “strive”, “will”, “seek”, “estimate”, “believe”, “expect”, and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements herein are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors that are beyond our ability to control or predict, including but not limited to those discussed below in “Factors Affecting Future Performance” and elsewhere in this report. See also “Special Cautionary Notice Regarding Forward-Looking Statements” at the beginning of “Item 1. Business.”

The terms “fiscal 2003”, “fiscal 2002”, and “fiscal 2001” refer to our fiscal years ended April 30, 2003, 2002, and 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Note 1 in the Notes to the Financial Statements for the fiscal year ended April 30, 2003, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to bad debts, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition.    We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary and tailored software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, and training. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products net of royalties, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

Generally, our software products do not require significant modification or customization. Installation of the products is normally routine and is not essential to the functionality of the product. Our sales frequently include maintenance contracts and professional services with the sale of our software licenses. We have established vendor-specific objective evidence of fair value (VSOE) for our maintenance contracts and professional services. We determine fair value based upon the prices we charge to customers when we sell these elements separately. We defer maintenance revenues, including those sold with the initial license fee, based on VSOE, and recognize the revenue ratably over the maintenance contract period. We recognize consulting and training service revenues, including those sold with license fees, as we perform the services based on their established VSOE. We determine the amount of revenue we allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE and allocate the remainder to license fees.

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

Valuation of Long-Lived and Intangible Assets.    In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) and Statement No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), we review the carrying value of intangible assets and other long-lived assets (asset group), including, but not limited to, capitalized computer software development costs, on a regular basis for the existence of facts or circumstances that may suggest impairment. Factors we consider important that could trigger an impairment review include:

•	significant under performance relative to historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period;

•	significant decline in our technological value as compared to the market; and

•	our market capitalization relative to net book value.

If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the present value of the estimated future cash flows, we write down the asset to the estimated fair value. We determine the estimated fair value of the assets on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. In determining expected future cash flows, we group assets at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

Income taxes.    We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using enacted statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. Due to our history of net losses, including a three year cumulative net taxable loss of approximately $1.8 million, we have not recognized a tax asset and have recorded a full valuation allowance against our otherwise recognizable net deferred tax asset, in accordance with SFAS No. 109. Future events could cause us to conclude that it is more likely than not that we will realize a portion of the net deferred tax asset. If we reach such a conclusion, we would reduce the valuation allowance and recognize the net deferred tax asset. We have generated taxable income in 2003 and 2002, and if our operating results for 2004 indicate the generation of additional taxable income, we may reduce the valuation allowance in the third or fourth quarter of 2004.

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2003 and the percentage increases and decreases in those items for the years ended April 30, 2003 and 2002:

	Percentage of total revenues			Percentage change in dollar amounts
	2003	2002	2001	2003 vs 2002	2002 vs 2001
Revenue:
License	32%	29%	31%	(5)%	(2)%
Services	24	33	32	(38)	6
Maintenance	44	38	37	(4)	8

Total revenue	100	100	100	(16)	4

Cost of revenue:
License	16	13	14	0	(2)
Services	15	22	22	(44)	3
Maintenance	7	7	6	(11)	23

Total cost of revenue	38	42	42	(24)	4

Gross margin	62	58	58	(9)	4
Operating expenses
Research and development	10	9	18	(6)	(48)
Sales and marketing	31	33	48	(21)	(28)
General and administrative	14	12	14	3	(13)
Charge for restructuring	—	—	2	nm	nm

Total operating expenses	55	54	82	(13)	(32)

Operating income (loss)	7	4	(24)	50	nm
Other income, net	2	3	4	(41)	(21)

Earnings (loss) before income taxes	9	7	(20)	9	nm
Income tax expense	—	—	—	nm	nm

Net earnings (loss)	9%	7%	(20)%	9%	nm

nm—not meaningful

GENERAL MARKET CONDITIONS:

The weakness in the overall economy continued in fiscal 2003 and has resulted in reduced expenditures in the business software market. As a result of these economic conditions and increased competition in the business application area, we restructured our business in the first half of fiscal 2001 in order to become profitable, which we have achieved in each of the last two fiscal years.

Years Ended April 30, 2003 and 2002:

Revenues:

Our total revenues decreased 16% to $24.8 million from $29.4 million for the prior year. This was primarily the result of decreased services revenues compared to the prior year, and to a lesser extent decreases in license fee and maintenance revenues.

License.    License fee revenues decreased 5% from a year ago, to $8.0 million. This decrease was primarily the result of continued slow general economic conditions. Our direct sales channel provided approximately 91% of the license fee revenues for fiscal 2003, compared to 90% for the prior year. During fiscal year 2003, our margins after commissions on direct sales were approximately 88% and our margins after commissions on indirect sales were approximately 52%. To date, we have derived sales of software licenses principally from direct sales to customers. Although we believe that direct sales will continue to account for the majority of our software license revenues, our strategy is to try to increase the level of indirect sales activities. However, our efforts to expand indirect sales may not be successful, and these relationships may not continue in the future.

Services.    Services revenues decreased 38% to $6.0 million from a year ago primarily as a result of decreased license fees in prior periods, which in turn resulted in lower implementation fees in the current year. Additionally, we experienced lower levels of training services revenues, and general downward pressure on the pricing of services. We provide services, and realize the associated revenues, typically within three to six months after we record a license fee transaction. Services revenues as a percentage of total revenue have fluctuated, and we expect them to continue to fluctuate, on a period-to-period basis based upon the demand for implementation, training, and consulting services.

Maintenance.    Maintenance revenues decreased 4% to $10.9 million from a year ago, due to lower license sales in prior periods. Maintenance revenues are directly related to license fee revenues, since new licenses are the potential source of new maintenance customers. Maintenance revenues as a percentage of total revenue have fluctuated, and we expect them to continue to fluctuate, on a period-to-period basis based upon fluctuations of levels of license fee revenues.

Concentration of Revenues.    In fiscal year 2003 and fiscal year 2002, no single customer accounted for more than 10% of our total revenues. We generally derive a significant portion of our software license revenues in each quarter from a small number of relatively large sales. While we believe that the loss of any one of these customers would not seriously harm our business, operating results or financial condition, our inability to consummate one or more substantial license sales in any future period could seriously harm our operating results for that period.

International Revenues.    We recognized approximately $3.1 million of international revenues in fiscal 2003, representing approximately 12% of total revenues, and approximately $3.7 million in fiscal 2002, representing approximately 13% of total revenues. We believe that growth and profitability may require further expansion in international markets. To increase the level of international sales, we have utilized and may continue to utilize substantial resources to expand existing international operations and establish additional international operations. We cannot be certain that our investments in international operations will produce desired levels of revenues or profitability.

Gross Margin:

Gross margin as a percentage of total revenue was 62% in 2003, compared to 58% a year ago. This increase was due primarily to increased services gross margin, and to a lesser extent an increase in maintenance gross margin, partially offset by a decrease in license fees gross margin. The gross margin on license fees decreased to 51% from 54% a year ago, due primarily to an increase in software amortization expense in fiscal 2003 from the release of several software development projects. Maintenance gross margin increased slightly to 83% from 82% a year ago. Services gross margin increased to 39% from 33% a year ago, primarily as a result of tighter cost control within the components of cost of services.

Operating Expenses:

Research and Development.    Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years Ended
	April 30, 2003	Percent Change	April 30, 2002
	(in thousands)
Gross product development costs	$5,401	(5)%	$5,698
Percentage of total revenues	22%		19%
Less: capitalized development	$(2,855)	(4)%	$(2,986)
Percentage of gross product development costs	53%		52%
Product development expenses	$2,546	(6)%	$2,712
Percentage of total revenues	10%		9%
Total amortization of development costs*	$3,398		$3,512

*	Included in cost of license fees.

Gross product development costs decreased 5% in 2003 compared to a year ago as a result of continued cost reduction efforts. Capitalized development decreased 4% from a year ago, while the rate of capitalized development increased slightly to 53% from 52% a year ago. Product development expenses, as a percentage of total revenues, increased slightly to 10%, while net product development expenses decreased 6%, due to the lower level of gross development costs.

Sales and Marketing.    Sales and marketing expenses decreased 21% from a year ago, primarily as a result of continued cost containment efforts. As a percentage of total revenues, sales and marketing expenses were 31% for the year compared to 33% for 2002. This decrease was due primarily to the lower levels of sales and marketing expenditures, as well as reduced headcount. Lower levels of expenditures were recorded in areas such as trade shows, promotions, and advertising activities.

General and Administrative.    General and administrative expenses increased 3% to approximately $3.5 million from a year ago. This increase was primarily due to higher insurance expense, which increased 26% compared to the prior year period. General and administrative expenses as a percentage of total revenues increased to 14% from 12% during the same period last year. Total headcount at the end of fiscal 2003 was 132, compared to 150 at the end of fiscal 2002.

Other Income, Net:

Other income, net was $562,000 in fiscal 2003, representing 2.3% of total revenues, and $956,000 in fiscal 2002, representing 3.3% of total revenues. This decrease was due primarily to decreased market yields realized on investments. Other income is principally comprised of investment earnings. Our investments are generally short term in nature. In fiscal 2003, we generated a yield of approximately 2.0% on our investments, compared to approximately 3.7% in fiscal 2002.

Income Taxes:

We are included in the consolidated federal income tax return filed by American Software; however we provide for income taxes as if we were filing a separate income tax return. Our income for fiscal 2003 and fiscal 2002 was offset by prior period losses which had resulted in net operating loss carryforwards. In “Critical Accounting Policies and Estimates” above, we discuss deferred tax valuation allowance.

Fourth Quarter of Fiscal Year 2003:

In the fourth quarter of fiscal year 2003, we recorded operating income of $1.1 million and net income of $1.2 million. Total revenues increased 1% over the prior year period, driven primarily by a 6% increase in license fee revenues, to $2.6 million, and to a lesser extent a 3% increase in services revenues, to $1.8 million. These increases were partially offset by a 5% decrease in maintenance revenues, to $2.7 million. Maintenance revenues declined primarily due to lower license sales in prior periods.

Years Ended April 30, 2002 and 2001:

Revenues:

Our total revenues increased 4% to $29.4 million from $28.2 million for the prior year. This was primarily the result of increased services and maintenance revenues compared to the prior year, partially offset by a decrease in license fee revenues.

License.    License fee revenues decreased 2% from fiscal 2001, to $8.4 million. This decrease was primarily the result of continued slow general economic conditions. Our direct sales channel provided approximately 90% of the license fee revenues for fiscal 2002, compared to 70% for the prior year. This increase was due primarily to increased effectiveness of our direct sales channel, as well as one particularly large license fee transaction sold through the indirect channel in fiscal 2001. Our indirect sales channel was principally through American Software in fiscal 2001 and 2002. During fiscal year 2002, our margins after commissions on direct sales were approximately 88% and our margins after commissions on indirect sales were approximately 71%. To date, we have derived sales of software licenses principally from direct sales to customers. Although we believe that direct sales will continue to account for the majority of our software license revenues, our strategy is to try to increase the level of indirect sales activities. However, our efforts to expand indirect sales may not be successful, or these relationships may not continue in the future.

Services.    Services revenues increased 6% to $9.7 million from the prior year as a result of higher utilization of our implementation, training, and consulting services. Services are provided, and the associated revenues are realized, typically within three to six months after a license fee transaction is recorded. Services revenues as a percentage of total revenue have fluctuated, and we expect them to continue to fluctuate, on a period-to-period basis based upon the demand for implementation, training, and consulting services.

Maintenance.    Maintenance revenues increased 8% to $11.3 million from the prior year, due to an increase in the installed base of customers, which resulted from license sales in prior periods. Maintenance revenues are directly related to license fee revenues, since new licenses are the potential source of new maintenance customers. Maintenance revenues as a percentage of total revenue have fluctuated, and we expected them to continue to fluctuate, on a period-to-period basis based upon fluctuations of levels of license fee revenues.

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

Gross Margin:

Total gross margin in fiscal 2002 was 58%, unchanged from fiscal 2001. The gross margin on license fees was also unchanged at 54% from the previous year. Maintenance gross margin decreased to 82% from 84% in fiscal 2001, primarily as a result of increased resources devoted to the customer service area. Services gross margin increased slightly to 33% from 32% in the prior fiscal year, primarily as a result of tighter cost control within the components of cost of services.

Operating Expenses:

Research and Development.    Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years Ended
	April 30, 2002	Percent Change	April 30, 2001
	(in thousands)
Gross product development costs	$5,698	(30)%	$8,177
Percentage of total revenues	19%		29%
Less: capitalized development	$(2,986)	1%	$(2,966)
Percentage of gross product development costs	52%		36%
Product development expenses	$2,712	(48)%	$5,211
Percentage of total revenues	9%		18%
Total amortization of development costs*	$3,512		$2,704

*	Included in cost of license fees.

Gross product development costs decreased 30% in fiscal 2002 compared to fiscal 2001 as a result of continued cost reduction efforts, as well as the reallocation of some resources to services and support. Fiscal 2002’s expense of 19% of total revenues was substantially lower than our normal historical rate of approximately 25% to 30% of total revenues. Capitalized development increased slightly, up 1% from the prior year, while the rate of capitalized development increased to 52% from 36% a year ago, due to the lower level of gross development costs. Product development expenses, as a percentage of total revenues, decreased to 9%, while net product development expenses decreased 48%. Both decreases were due to the lower level of gross development costs.

Sales and Marketing.    Sales and marketing expenses decreased 28% from the previous year, primarily as a result of continued cost containment efforts. As a percentage of total revenues, sales and marketing expenses were 33% for the year compared to 48% for 2001. This decrease was due primarily to the lower levels of sales and marketing expenditures. Lower levels of expenditures were recorded in areas such as trade shows, promotions, and advertising activities.

General and Administrative.    General and administrative expenses decreased 13% to approximately $3.5 million from the prior year. This decrease was primarily due to overall cost containment efforts, as well as lower bad debt expense. General and administrative expenses as a percentage of total revenues decreased to 12% from 14% during the prior year. This decrease was due primarily to the lower levels of general and administrative expenses, resulting from lower overall headcount. Total headcount at the end of fiscal 2002 was 150, compared to 167 at the end of fiscal 2001.

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

Income Taxes:

We are included in the consolidated federal income tax return filed by American Software; however we provide for income taxes as if we were filing a separate income tax return. Our income for fiscal 2002 was offset by prior period losses which had resulted in net operating loss carryforwards. Due to our loss in fiscal 2001 we did not record a tax obligation.

Liquidity, Capital Resources and Financial Condition:

The following table shows information about our cash flows for the fiscal years ended April 30, 2003 and April 30, 2002. This table and the discussion that follows should be read in conjunction with our statements of cash flows contained in this report.

	Years Ended April 30,
	2003	2002
Net cash provided by operating activities	$7,433	$6,012
Net cash used in investing activities	$(6,036)	$(3,229)
Net cash used in financing activities	$(245)	$(111)

Net increase in cash and cash equivalents	$1,152	$2,672

We normally fund our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash provided by operating activities generally reflect the changes in net earnings and non-cash operating items plus the effect of changes in operating assets and liabilities, particularly trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue.

Our operating activities provided cash of approximately $7.4 million in fiscal year 2003, compared to approximately $6.0 million in fiscal 2002. In fiscal 2003, sources of cash were primarily depreciation and amortization expense of $4.0 million, net earnings of $2.3 million, an increase in deferred revenues of $565,000, an increase in accrued compensation and other liabilities of $265,000, a decrease in prepaid expenses and other assets of $230,000, a decrease in accounts receivable of $189,000, and an increase in payable to American Software of $175,000. This was partially offset by a decrease in accounts payable of $272,000. In fiscal 2002, sources of cash were primarily depreciation and amortization expense of $4.3 million, net earnings of $2.1 million, an increase in payable to American Software of $1.4 million, and a decrease in prepaid expenses and other assets of $172,000. This was partially offset by a decrease in deferred revenues of $1.4 million, and a decrease in accounts payable and other liabilities of $545,000.

Cash used in investing activities was approximately $6.0 million for fiscal 2003, compared to $3.2 million for fiscal 2002. In fiscal 2003, $3.0 million was used in the net purchase of investments, $2.9 million was used for capitalized software development costs, and $132,000 was used in purchases of property and equipment. In fiscal 2002, $3.0 million was used for capitalized software development costs, $182,000 was used in purchases of property and equipment, and $61,000 was used in the net purchase of investments.

Cash used in financing activities was $245,000 for fiscal 2003 and $111,000 for fiscal 2002. In fiscal 2003, $254,000 was used for repurchases of our common stock, and $9,000 was received in proceeds from the exercise of stock options. In fiscal 2002, $130,000 was used for repurchases of our common stock and $19,000 was received in proceeds from the exercise of stock options.

Our current ratio on April 30, 2003 was 3.1 to 1, compared to 2.9 to 1 at April 30, 2002, and we have no long-term debt. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our cash requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance our capital requirements, we will be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in interest expense and dilution to our stockholders.

On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998, at which time we adopted an additional repurchase plan for up to 800,000 shares. In February 2003, our Board of Directors approved a resolution authorizing us to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility’s common stock and management’s assessment of our liquidity and cash flow needs. For all repurchase plans, through July 11, 2003, we had purchased a cumulative total of approximately 775,000 shares at a total cost of approximately $4.9 million. In fiscal 2003, we purchased a total of 82,900 shares at a total cost of approximately $253,000, for an average price of $3.05 per share.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations (“SFAS 141”) and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead must be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

We adopted the provisions of SFAS 141 in 2001 and SFAS 142 effective May 1, 2002. SFAS 141 required, upon adoption of SFAS 142, that we evaluate our existing goodwill and intangible assets that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, we also were required to reassess the useful lives and residual values of all intangible assets acquired, and to make any necessary amortization period adjustments. The adoption of SFAS 142 had no material impact on our financial condition, results of operations or cash flows because we do not have any goodwill or other intangible assets with indefinite lives.

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or the normal operation of a long-lived asset, except for certain lease obligations. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which means that we must adopt SFAS 143 for our fiscal year ending April 30, 2004. We do not anticipate the adoption of SFAS 143 to have a material effect on our financial condition or results of operations.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which supersedes both FASB Statement No. 121, Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 121”) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, we evaluate goodwill for impairment under SFAS 142.

We adopted SFAS 144 effective May 1, 2002. The adoption of SFAS 144 did not have a material impact on our financial condition or results of operations because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of SFAS 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Under the new rules, an issuer may only recognize a liability for a cost associated with an exit or disposal activity when the liability is incurred. Under the previous guidance of EITF No. 94-3, issuers recognized a liability for exit costs at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 had no material impact on our financial condition or results of operations.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. We adopted SFAS 148 for our fiscal year ended April 30, 2003 and the required disclosures are presented in our financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), which is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for the classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The adoption of SFAS 150 is not expected to have a material effect on our financial condition or results of operations.

FACTORS AFFECTING FUTURE PERFORMANCE

A Variety of Factors May Affect Our Future Results and the Market Price of Our Stock.

We have included certain forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K. We may also make oral and written forward-looking statements from time to time, in reports filed with the Securities and Exchange Commission, and otherwise. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. This section should be read in conjunction with the audited Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended April 30, 2003, 2002 and 2001 contained elsewhere in this Form 10-K.

Continued regional or global changes in economic, political and market conditions could cause decreases in demand for our software and related services, which could negatively affect our revenue and operating results and the market price of our stock.

Our revenue and profitability depend on the overall demand for our software and related services. Unfavorable general economic and market conditions could continue to adversely affect our business. As a result of unfavorable general economic and market conditions in the United States and internationally, the software industry continues to experience a significant slowdown, resulting in delayed customer purchases, decreased product demand, price erosion, and layoffs. Although we have a diverse customer base, we have targeted a number of vertical markets, such as the manufacturing, distribution, and consumer goods industries, that have also been significantly impacted by the continuing economic downturn, and which would have a material adverse effect on our business, operating results, cash flows, and financial condition. Regional or global change in the economy and financial markets could result in the delay or canceling of customer purchases. Some of our competitors have recently announced that the current economic conditions have negatively impacted their financial results. If demand for our software and related services decreases, our revenues may decrease and our operating results would be adversely affected. Our inability to license software products to new customers may cause our stock price to fall.

We Could Experience Fluctuations in Quarterly Operating Results That Could Adversely Impact Our Stock Price.

Our revenue and operating results are difficult to predict and have varied widely from quarter to quarter in the past. We expect they will continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. We base our expense levels, operating costs and hiring plans on projections of future revenues and are relatively fixed. A failure to meet expectations of revenues could adversely affect the price of our stock. License revenues in any quarter depend substantially on our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our contracting activity is difficult to forecast for a variety of reasons, including the following:

•	we complete a significant portion of our license agreements within the last few weeks of each quarter;

•	our sales cycle is relatively long and variable because of the complex and mission-critical nature of our products;

•	the size of our license transactions can vary significantly;

•	the possibility of adverse global political conditions and economic downturns, both domestic and international, characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs, may substantially reduce customer demand and contracting activity;

•	customers may unexpectedly postpone or cancel anticipated system replacement or new system evaluations and implementation due to changes in their strategic priorities, project objectives, budgetary constraints, internal purchasing processes or company management;

•	customer evaluations and purchasing processes vary from company to company, and a customer’s internal approval and expenditure authorization process can be difficult and time consuming, even after selection of a vendor; and

•	the number, timing and significance of software product enhancements and new software product announcements by us and by our competitors may affect purchase decisions.

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

Because of the factors listed above and other specific requirements under Generally Accepted Accounting Principles (GAAP) for software revenue recognition, we must have precise terms in our customer agreements in order to recognize revenue when we initially deliver software or perform services. Although we have standard forms of license and service agreements that meet the criteria under GAAP for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.

Variances or slowdowns in our licensing activity in prior quarters may affect current and future consulting, training and maintenance revenues since these revenues typically follow license fee revenues. Our ability to maintain or increase services revenue primarily depends on our ability to increase the number and size of our licensing agreements. In addition, we base our expense levels, operating costs and hiring plans on projections of future revenues and are relatively fixed. If our actual revenues fall below our expectations in any particular quarter, our business, operating results, and financial condition could be materially adversely affected.

There Is Intense Competition in Our Industry, Which Requires Us to Constantly Create New Products, Improve Our Existing Products and Sell Our Products at Competitive Prices.

We compete with a variety of software vendors, including:

•	Internet application vendors in the enterprise application software market segment;

•	vendors in the manufacturing software application market segment;

•	vendors in the emerging enterprise resource optimization software solutions market segment;

•	providers of human resource management system software products;

•	providers of financial management systems software products;

•	internal development efforts by corporate information technology departments; and

•	numerous other firms that offer products and services with new or advanced features.

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

In addition, we believe we must differentiate ourselves through architectural and technological factors. Some of our competitors may have an advantage over us due to their:

•	significant worldwide presence and greater name recognition;

•	longer operating and product development history;

•	substantially greater financial, technical and marketing resources; and

•	larger installed base.

Some competitors have become more aggressive with their payment terms, discounting practices, and service arrangements, which makes product differentiation even more important. If competitors offer more favorable payment terms, discounting practices, contractual implementation terms, or product or service warranties, or if they offer product functionality that we do not currently provide, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would likely reduce our margins and may adversely affect operating results.

Furthermore, potential customers may consider outsourcing options, including application service providers, data center outsourcing and service bureaus as alternatives to licensing our software products.

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

Our future success also depends on our continuing ability to attract and retain other highly qualified managerial and technical personnel. Competition for these personnel is intense, and we have at times experienced difficulty in recruiting and retaining qualified personnel. We may be unable to retain our key managerial and technical employees and we may not be successful in attracting, assimilating and retaining other highly qualified managerial and technical personnel in the future. If our competitors increase their use of non-compete agreements, the pool of available sales and technical personnel may further narrow in certain areas, even if the non-compete agreements ultimately prove to be unenforceable. We may grant large numbers of stock options to attract and retain personnel, which could be highly dilutive to our stockholders. The volatility or lack of positive performance of our stock price may adversely affect our ability to retain or attract employees. The loss of key management and technical personnel or the inability to attract and retain additional qualified personnel could have an adverse effect on us.

We Rely to a Large Extent on Services Provided by American Software and Are Subject to Effective Control by American Software.

We operated as a division of American Software, Inc. until we went public in 1997. Today, we are approximately 86% owned by American Software. We receive a substantial amount of financial, accounting, sales and management services from American Software. Although our direct sales force generates the bulk of our sales, we have relied in the past to a substantial extent on our sales relationship with American Software, although we expect to rely on this relationship less in the future. We also rely heavily on financial, accounting and management services provided by American Software. With few exceptions, American Software has no obligation to continue providing these services to us. Therefore, a reduction or discontinuation of services from American Software may adversely affect our business, operating results and financial condition.

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

The Impact of Changes in Global Economic Conditions on Our Customers May Cause Us to Fail to Meet Expectations, Which Could Negatively Affect the Price of Our Stock.

Our operating results can vary significantly based upon the effect of changes in global economic conditions on our customers. In particular, the current economic environment remains uncertain and has the potential to materially and adversely affect us. The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the areas in which we compete. Because we sell primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenues and lower growth rates. Historically, we have relied upon relatively large license transactions, which causes us to be especially prone to this risk. Customers may defer or reconsider purchasing products if they experience a downturn in their business or if there is a continued downturn in the general economy, which has been worsened by the September 11, 2001 terrorist attacks in the United States. Various segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdown and layoffs. Moreover, there is increasing uncertainty in the business application software market attributed to many factors, including global economic conditions and strong competitive forces.

We Have Recently Expanded Our Technology into Several New Business Areas and Cannot Be Certain that Our Expansion Will Be Successful.

Our future success depends to a large degree on the Internet being accepted and widely used for commerce. If use of the Internet for commerce does not increase as we anticipate, our business will suffer. We have in recent years expanded our technology into a number of new business areas to foster long-term growth, including electronic commerce, on-line business services and other products and services that can be offered over the Internet. These areas are relatively new to our product development, sales and marketing personnel and we cannot be sure that the markets for these products will develop or that we will be able to compete effectively or will generate significant revenues in these new areas. As a result, our success in this area is difficult to predict. In addition, rapid growth in the use of the Internet remains a comparatively recent trend. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of business customers may not adopt or continue to use the Internet to conduct their operations. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products. Our business could be seriously harmed if:

•	the necessary communication and computer network technology underlying the Internet and other online services does not effectively support any expansion;

•	industry does not develop or adopt new standards and protocols in a timely manner;

•	there are increased concerns about security, reliability, cost, ease of use, accessibility, quality of service; or

•	if other facts result in the Internet not becoming established as a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the need for and desirability of our products and services.

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

The Viability of Electronic Marketplaces Is Uncertain.

Electronic marketplaces that allow collaboration over the Internet among trading partners are relatively new and unproven. There can be no assurance that trading partners will adopt electronic marketplaces as a method of doing business. Trading partners may fail to participate in electronic marketplaces for a variety of reasons, including:

•	concerns about the confidentiality of information provided to electronic marketplaces;

•	the inability of technological advances to keep pace with the volume of information processed by electronic marketplaces; and

•	regulatory issues, including antitrust issues that may arise when trading partners collaborate through electronic marketplaces.

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

We Depend on Third-Party Technology that Could Result in Increased Costs or Delays in the Production and Improvement of Our Products.

We license critical third-party software products that we incorporate into our own software products. If any of the third-party software vendors were to change their product offerings or terminate our licenses, we might incur additional development or acquisition costs to ensure continued performance of our products. In addition, if the cost of licensing any of these third-party software products significantly increases, our gross margin levels could significantly decrease.

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

We May Change Our Pricing Practices, Which Could Adversely Impact Operating Margins or Customer Ordering Patterns.

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

Accounting Pronouncements Could Adversely Impact Our Profitability by Delaying Some Revenue Recognition into Future Periods.

In recent years, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not addressed by existing rules. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we currently comply with SOPs 97-2, SOP 98-9 and SAB 101.

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

If We Do Not Maintain Software Performance Across Accepted Platforms and Operating Environments, Our License and Services Revenue Could be Adversely Affected.

Market acceptance of new platforms and operating environments may require us to undergo the expense of developing and maintaining compatible product lines. We can license our software products for use with a variety of popular industry standard relational database management system platforms. There may be future or existing relational database platforms that achieve popularity in the marketplace and that may or may not be architecturally compatible with our software product design. In addition, the effort and expense of developing, testing, and maintaining software product lines will increase as more hardware platforms and operating systems achieve market acceptance within our target markets. Moreover, future or existing user interfaces that achieve popularity within the business application marketplace may or may not be architecturally compatible with our current software product design. If we do not achieve market acceptance of new user interfaces that we support, or adapt to popular new user interfaces that we do not support, our sales and revenue may be adversely affected. Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules, which could adversely affect revenue and results of operations.

Our Software Products and Product Development Are Complex, Which Make It Increasingly Difficult to Innovate, Extend Our Product Offerings, and Avoid Costs Related to Correction of Program Errors.

The market for our software products is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. For instance, existing products can become obsolete and unmarketable when vendors introduce products utilizing new technologies or new industry standards emerge. As a result, it is difficult for us to estimate the life cycles of our software products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to the market in a timely and cost-effective manner, or that products, capabilities, or technologies developed by our competitors will not render our products obsolete. Our future success will depend in part upon our ability to:

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

Despite testing by us, our software programs, like all software programs generally, may contain a number of undetected errors or “bugs” when we first introduce them or as new versions are released. We do not discover some errors until we have installed the product and our customers have used it. Errors may result in the delay or loss of revenue, diversion of software engineering resources, material non-monetary concessions, negative media attention, or increased service or warranty costs as a result of performance or warranty claims. Errors could lead to customer dissatisfaction, resulting in litigation, damage to our reputation, and impaired demand for our products. Correcting bugs may result in increased costs and reduced acceptance of our software products in the marketplace. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:

•	vendor hardware platforms;

•	operating systems and updated versions;

•	application software products and updated versions; and

•	database management system platforms and updated versions.

Developing consistent software product performance characteristics across all of these combinations could place a significant strain on our development resources and software product release schedules.

Implementation of Our Products Can Be Complex, Time-Consuming and Expensive and Customers May Be Unable to Implement Our Products Successfully.

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

Our Recent and Future Acquisitions May Not Be Successful.

We have in the past acquired and invested, and may continue to acquire or invest, in complementary companies, products and technologies, and enter into joint ventures and strategic alliances with other companies. Acquisitions, joint ventures, strategic alliances, and investments present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction. Risks commonly encountered in such transactions include:

•	the risk that the acquired company or assets may not further our business strategy or that we paid more than the company or assets were worth;

•	the difficulty of assimilating the operations and retaining and motivating personnel of the combined companies;

•	the risk that we may not be able to integrate the acquired technologies or products with our current products and technologies;

•	the potential disruption of our ongoing business and the diversion of our management’s attention from other business concerns;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	adverse impact on our annual effective tax rate;

•	dilution of existing equity holders caused by capital stock issuances to the stockholders of acquired companies or stock option grants to retain employees of the acquired companies;

•	difficulty in maintaining controls, procedures and policies;

•	potential adverse impact on our relationships with partner companies or third-party providers of technology or products;

•	the impairment of relationships with employees and customers; and

•	issues with product quality, product architecture, legal contingencies, product development issues, or other significant issues that may not be detected through our due diligence process.

Recent changes in the law require the use of the purchase method of accounting in all new business acquisitions. The purchase method of accounting for business combinations may require large write-offs of any in-process research and development costs related to companies being acquired, as well as ongoing amortization costs for other intangible assets valued in combinations of companies. In addition, goodwill will need to be periodically measured for impairment which may result in large future write-offs. Such write-offs and ongoing amortization charges may have a significant negative impact on operating margins and net income in the quarter of the combination and for several subsequent years. We may not be successful in overcoming these risks or any other problems encountered in connection with such transactions.

Terrorist Activities and Resulting Military Actions Could Adversely Affect Our Business.

The terrorist attacks on September 11, 2001, disrupted commerce throughout the world. In response to such attacks and other threats, the U.S. is actively using military force to pursue those behind these attacks and initiating broader actions against global terrorism. The continued threat of terrorism throughout the world, the escalation of military action, and heightened security measures in response to such threats may continue to cause significant disruption to commerce throughout the world. To the extent that such disruptions result in instability of capital markets, the imposition of further import and export restrictions, reductions in capital expenditures or spending on information technology, longer sales cycles, deferral or delay of customer orders, or an inability to effectively market our products, our business and results of operations could be materially and adversely affected. Additionally, terrorist attacks present a potential threat to communication systems, information technology and security, damage to buildings and their contents, and injury to or death of key employees. We continue to take steps to increase security and add protections against terrorist threats. This may require adjustment or change of business practices, which could involve significant capital expenditure and result in loss of focus and distraction of management. Moreover, an actual or perceived increase in risk of travel due to further terrorist activity may impair our ability to demonstrate products and meet with prospective customers, which may, in turn, adversely affect our ability to close sales and meet projected forecasts.

Our International Operations and Sales Subject Us to Risks Associated with Unexpected Activities Outside of the United States.

The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in locations within the United States. The following factors, among others, could have an adverse impact on our business and earnings:

•	conducting business in currencies other than United States dollars subjects us to factors such as currency controls and fluctuations in currency exchange rates;

•	we may be unable to hedge some transactions because of uncertainty or the inability to reasonably estimate our foreign exchange exposure;

•	we may hedge some anticipated transactions and transaction exposures, but could experience losses if exchange rates move in the opposite direction;

•	we may have difficulty in offering foreign technical standards;

•	increased cost and development time required to localize our products;

•	lack of experience in a particular geographic market;

•	regulatory, social, political, labor or economic conditions in a specific country or region;

•	reduced protection for intellectual property rights in some countries;

•	cultural and language difficulties;

•	political instability;

•	difficulties in staffing and managing international operations;

•	laws, policies and other regulatory requirements affecting trade and investment including loss or modification of exemptions for taxes and tariffs, and import and export license requirements;

•	exposure to different legal standards;

•	difficulties in collecting accounts receivable and longer collection periods; and

•	higher operating costs.

It May Become Increasingly Expensive to Obtain and Maintain Liability Insurance.

We contract for insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage is becoming more restrictive, and when insurance coverage is offered, the deductible for which we are responsible is larger. In light of these circumstances, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could negatively impact our results of operations.

We Have Limited Protection of Intellectual Property and Proprietary Rights and May Potentially Infringe Third-Party Intellectual Property Rights.

We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of copyright, trademark and trade secret laws; confidentiality agreements with employees and third parties; and protective contractual provisions such as those contained in our license agreements with consultants, vendors, partners and customers and other measures to protect this information. Existing copyright laws afford only limited protection. We believe that the rapid pace of technological change in the computer software industry has made trade secret and copyright protection less significant than factors such as:

•	knowledge, ability and experience of our employees;

•	frequent software product enhancements;

•	customer education; and

•	timeliness and quality of support services;

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

We also rely on certain technology that we license from third parties, including software that is integrated with our internally developed software. Although these third parties generally indemnify us against claims that their technology infringes on the proprietary rights of others, such indemnification is not always available for all types of intellectual property. Often such third-party indemnifiers are not well capitalized and may not be able to indemnify us in the event that their technology infringes on the proprietary rights of others. As a result, we may face substantial exposure in the event that technology we license from a third-party infringes on another party’s proprietary rights. Defending such infringement claims, regardless of their validity, could result in significant cost and diversion of resources.

Concerns That Our Products Do Not Adequately Protect the Privacy of Consumers Could Inhibit Sales of Our Products.

One of the features of our customer management software applications is the ability to develop and maintain profiles of customers for use by businesses. Typically, these products capture profile information when customers and employees visit an Internet web site and volunteer information in response to survey questions concerning their backgrounds, interests and preferences. Our products augment these profiles over time by collecting usage data. Although we have designed our customer management products to operate with applications that protect user privacy, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. If we cannot adequately address customers’ privacy concerns, these concerns could seriously harm our business, financial condition and operating results.

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

Although our license agreements with our customers contain provisions designed to limit our exposure as a result of the defects listed above, such provisions may not be effective. Existing or future Federal, state, or local laws or ordinances or unfavorable judicial decisions could affect their enforceability. To date, we have not experienced any such product liability claims, but there can be no assurance that this will not occur in the future. Because our products are used in essential business applications, a successful product liability claim could have a material adverse effect on our business, operating results, and financial condition. Additionally, defending such a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management.

Growth in Our Operations Could Increase Demands on Our Managerial and Operational Resources.

If the scope of our operating and financial systems and the geographic distribution of our operations and customers increase dramatically, it may increase demands on our management and operations. Our officers and other key employees will need to implement and improve our operational, customer support and financial control systems and effectively expand, train and manage our employee base.

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

Our Stock Price Is Volatile and There Is a Risk of Litigation.

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	reduced investor confidence in equity markets, due in part to corporate collapses in recent years;

•	speculation in the press or analyst community;

•	wide fluctuations in stock prices, particularly with respect to the stock prices for other technology companies;

•	announcements of technological innovations by us or our competitors;

•	new products or the acquisition of significant customers by us or our competitors;

•	developments with respect to our copyrights or other proprietary rights or those of our competitors;

•	changes in interest rates;

•	changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors;

•	changes in recommendations or financial estimates by securities analysts;

•	changes in management;

•	rumors or dissemination of false or misleading information, particularly through Internet chat rooms, instant messaging, and other rapid-dissemination methods;

•	conditions and trends in the software industry generally;

•	the announcement of acquisitions or other significant transactions by us or our competitors;

•	adoption of new accounting standards affecting the software industry;

•	general market conditions; and

•	domestic or international terrorism and other factors.

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

The risks and uncertainties discussed above are in addition to those that apply to most businesses generally. In addition, as we continue to operate our business, we may encounter risks of which we are not aware at this time. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.    For the fiscal year ended April 30, 2003, we generated 12% of our revenues outside of the United States. We typically denominate our international sales in U.S. Dollars or British Pounds Sterling.

However, we denominate our expenses associated with our international operations in local currencies. There was no material impact on our revenues or expenses from foreign currency fluctuations in fiscal 2003. In addition, a 10% movement in foreign currency rates would not have a material impact on our financial condition or results of operations.

Interest rates.    We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our senior management. These instruments are denominated in U.S. dollars. The fair market value of securities held at April 30, 2003 was approximately $18.4 million.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency and are minor.

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

Item 8.    Financial Statements and Supplementary Data

The following financial statements of Logility, Inc. are filed as part of this Form 10-K on the pages indicated:

LOGILITY, INC.

BALANCE SHEETS

April 30, 2003 and 2002

(In thousands, except share data)

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$8,573	$7,421
Investments	18,440	15,391
Trade accounts receivable, less allowance for doubtful accounts of $189 and $326 at April 30, 2003 and 2002, respectively:
Billed	3,112	5,327
Unbilled	2,727	701
Prepaid expenses and other current assets	328	409

Total current assets	33,180	29,249
Furniture, equipment, and purchased computer software, net	591	1,056
Capitalized computer software development costs, net	6,947	7,490
Other assets	784	933

	$41,502	$38,728

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$52	$324
Accrued compensation and related costs	1,621	1,309
Other current liabilities	1,502	1,549
Deferred revenue	5,531	4,966
Due to American Software, Inc.	1,972	1,797

Total current liabilities	10,678	9,945

Shareholders’ equity:
Preferred stock. Authorized 2,000,000 shares; no shares issued	—	—
Common stock, no par value. Authorized 20,000,000 shares; 13,890,839 and 13,885,214 shares issued as of April 30, 2003 and 2002, respectively	—	—
Additional paid-in capital	44,712	44,703
Accumulated deficit	(9,088)	(11,374)
Treasury stock, at cost: 745,965 and 663,107 shares as of April 30, 2003 and 2002, respectively	(4,800)	(4,546)

Total shareholders’ equity	30,824	28,783
Commitments and contingencies

	$41,502	$38,728

See accompanying notes to financial statements.

LOGILITY, INC.

STATEMENTS OF OPERATIONS

Years ended April 30, 2003, 2002, and 2001

(In thousands, except per share data)

	2003	2002	2001
Revenue:
License	$8,002	$8,445	$8,587
Services	5,951	9,662	9,128
Maintenance	10,884	11,292	10,491

Total revenue	24,837	29,399	28,206

Cost of revenue:
License	3,904	3,886	3,985
Services	3,633	6,436	6,227
Maintenance	1,793	2,017	1,645

Total cost of revenue	9,330	12,339	11,857

Gross margin	15,507	17,060	16,349

Operating expenses:
Research and development	2,546	2,712	5,211
Sales and marketing	7,690	9,742	13,618
General and administrative	3,547	3,456	3,954
Charge for restructuring	—	—	476

Total operating expenses	13,783	15,910	23,259

Operating income (loss)	1,724	1,150	(6,910)
Other income, net	562	956	1,218

Earnings (loss) before income taxes	2,286	2,106	(5,692)
Income taxes	—	—	—

Net earnings (loss)	$2,286	$2,106	$(5,692)

Earnings (loss) per common share:
Basic	$0.17	$0.16	$(0.43)

Diluted	$0.17	$0.16	$(0.43)

Shares used in the calculation of earnings (loss) per common share:
Basic	13,185	13,245	13,289

Diluted	13,201	13,272	13,289

See accompanying notes to financial statements.

LOGILITY, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended April 30, 2003, 2002, 2001

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock		Total shareholders’ equity
	Shares	Amount			Shares	Amount
Balance at April 30, 2000	13,873,454	$—	43,312	$(7,788)	564,811	$(4,311)	$31,213
Contribution of software from American Software, Inc.	—	—	1,173	—	—	—	1,173
Proceeds from exercise of stock options	5,260	—	14	—	—	—	14
Repurchase of common shares	—	—	—	—	56,200	(105)	(105)
Compensation expense resulting from acceleration of vesting of ASI options held by employee	—	—	185	—	—	—	185
Net loss	—	—	—	(5,692)	—	—	(5,692)

Balance at April 30, 2001	13,878,714	—	44,684	(13,480)	621,011	(4,416)	26,788
Proceeds from exercise of stock options	6,500	—	19	—	—	—	19
Repurchase of common shares	—	—	—	—	42,096	(130)	(130)
Net earnings	—	—	—	2,106	—	—	2,106

Balance at April 30, 2002	13,885,214	—	44,703	(11,374)	663,107	(4,546)	28,783
Proceeds from exercise of stock options	5,625	—	9	—	—	—	9
Repurchase of common shares	—	—	—	—	82,858	(254)	(254)
Net earnings	—	—	—	2,286	—	—	2,286

Balance at April 30, 2003	13,890,839	$—	44,712	$(9,088)	745,965	$(4,800)	$30,824

See accompanying notes to financial statements.

LOGILITY, INC.

STATEMENTS OF CASH FLOWS

Years ended April 30, 2003, 2002, and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$2,286	$2,106	$(5,692)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,995	4,338	3,512
Noncash compensation expense	—	—	185
Charge for write-off of minority investment in business	—	—	300
(Increase) decrease in assets:
Accounts receivable, net	189	(39)	1,168
Prepaid expenses and other assets	230	172	54
Increase (decrease) in liabilities:
Accounts payable	(272)	(123)	(17)
Accrued compensation and other liabilities	265	(422)	(349)
Deferred revenue	565	(1,412)	673
Due to American Software, Inc.	175	1,392	(153)

Net cash provided by (used in) operating activities	7,433	6,012	(319)

Cash flows from investing activities:
Additions to capitalized computer software development costs	(2,855)	(2,986)	(2,966)
Purchases of furniture, equipment, and computer software costs	(132)	(182)	(471)
Proceeds from maturities of investments	89,012	43,345	93,365
Purchases of investments	(92,061)	(43,406)	(87,532)

Net cash (used in) provided by investing activities	(6,036)	(3,229)	2,396

Cash flows from financing activities:
Proceeds from exercise of stock options	9	19	14
Repurchases of common stock	(254)	(130)	(105)

Net cash used in financing activities	(245)	(111)	(91)

Net change in cash and cash equivalents	1,152	2,672	1,986
Cash and cash equivalents at beginning of year	7,421	4,749	2,763

Cash and cash equivalents at end of year	$8,573	$7,421	$4,749

Supplemental disclosure of noncash transactions:
Contribution of software from American Software, Inc.	$—	$—	$1,173

See accompanying notes to financial statements.

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS

April 30, 2003, 2002, and 2001

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

The Company is headquartered in Atlanta, Georgia, and is an approximately 86%-owned subsidiary of American Software, Inc. (ASI). Prior to the contribution of the following operations by ASI to the Company, the Company’s operations consisted of the following: the Supply Chain Planning and WarehousePRO divisions of ASI; and Distribution Sciences Inc., a wholly owned subsidiary of ASI. Effective January 23, 1997, ASI formally contributed its Supply Chain Planning division to the Company. Effective August 1, 1997, ASI contributed its WarehousePRO division to the Company. Distribution Sciences, Inc. was merged into the Company on August 5, 1997.

(b)  Revenue Recognition and Deferred Revenue

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

License.    License revenue in connection with license agreements for standard proprietary and tailored software is recognized upon delivery of the software, providing collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement.

Maintenance.    Revenue derived from maintenance contracts primarily includes telephone consulting, product updates, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Maintenance contracts are typically sold for a separate fee with initial contractual periods ranging from one to three years with renewal for additional periods thereafter. Maintenance fees are generally billed annually in advance. Maintenance revenue is recognized ratably over the term of the maintenance agreement. In situations where all or a portion of the maintenance fee is bundled with the license fee, VSOE for maintenance is determined based on prices when sold separately, which generally approximate 18% of the net license fee.

Services.    Revenue derived from services primarily includes consulting, implementation, and training. Fees are billed under both time and materials and fixed fee arrangements and are recognized as services are performed. Reimbursements received for travel and other out-of-pocket expenses incurred in connection with consulting, implementation, and training services are classified as revenue in the statement of operations.

Indirect Channel Revenue.    Sales are made through indirect channels only when a sale has been made by the distributor to an end-user. Revenue from indirect channels is recognized upon delivery of the software to the end-user assuming all other conditions of SOP 97-2 and SOP 98-9 are met.

Deferred Revenue.    Deferred revenue represents advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenue is recognized.

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

(c)  Cost of Revenue

Cost of revenue for licenses includes amortization of capitalized computer software development costs, salaries and benefits, and royalties paid to third-party software vendors. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, and other personnel-related expenses.

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

(f)  Furniture, Equipment, and Purchased Computer Software

Furniture and equipment are recorded at cost, less accumulated depreciation. Depreciation of computer and communications equipment and furniture and fixtures is calculated using the straight-line method based upon the estimated useful lives of the assets ranging from three to seven years. Purchased computer software costs represent the cost of acquiring computer software. Amortization of purchased computer software costs is calculated using the straight-line method over periods of three to five years.

(g)  Capitalized Computer Software Development Costs

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

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

Total Expenditures and Amortization.    Total expenditures for capitalized computer software development costs, total research and development expense, and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30
	2003	2002	2001
	(In thousands)
Total capitalized computer software development costs	$2,855	$2,986	$2,966
Total research and development expense	2,546	2,712	5,211

Total research and development expense and capitalized computer software development costs	$5,401	$5,698	$8,177

Total amortization of capitalized computer software development costs	$3,398	$3,512	$2,704

Capitalized computer software development costs consist of the following at April 30, 2003 and 2002 (in thousands):

	2003	2002
Capitalized computer software development costs	$15,087	$25,130
Less accumulated amortization	8,140	17,640

	$6,947	$7,490

During the year ended April 30, 2003, Logility removed $12.9 million of fully amortized capitalized computer software projects. There was no effect on the Company’s Statement of Operations or the net amount of capitalized computer software development costs.

(h)  Income Taxes

The Company accounts for income taxes using the asset and liability method of SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s results of operations are included in the consolidated Federal income tax return filed by ASI; however, the Company has provided for income taxes as if it were filing a separate income tax return.

(i)  Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of capitalized computer software costs and furniture, equipment, and purchased computer software; valuation allowances for receivables and deferred income tax assets; and obligations related to employee benefits. Actual results could differ from those estimates.

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

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

(k)  Stock Compensation Plans

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Company’s stock option plans. Following are the assumptions used in calculating the pro forma option expense amounts under SFAS No. 123 using the Black-Scholes option pricing model:

	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	84.7%	80.2%	121.2%
Risk-free interest rate	3.3%	4.9%	5.8%
Expected life	8 years	8 years	8 years

The following table illustrates the effect on net earnings (loss) if the fair-value-based method had been applied in each period.

	Years ended April 30
	2003	2002	2001
	(In thousands, except per share data)
Net earnings (loss):
As reported	$2,286	$2,106	$(5,692)
Deduct stock-based compensation expense determined under the fair value method	(929)	(1,294)	(1,724)

Pro forma	$1,357	$812	$(7,416)

Basic and diluted net earnings (loss) per common share:
As reported	$0.17	$0.16	$(0.43)
Pro forma	0.10	0.06	(0.56)

(l)  Impairment of Long-Lived Assets

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on May 1, 2002. In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption of SFAS No. 144 did not affect the Company’s financial condition or results of operations.

(m)  Reclassifications

Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the presentation adopted in 2003.

(n)  Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. No statements of comprehensive income (loss) have been included in the accompanying financial statements since comprehensive income (loss) and net income (loss) presented in the accompanying statements of operations would be the same.

(o)  Earnings (Loss) Per Common Share

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

The numerator in calculating both basic and diluted earnings (loss) per common share for each year is the same as net income (loss). The denominator is based on the following number of common shares:

	Years ended April 30
	2003	2002	2001
	(In thousands)
Weighted average common shares outstanding used for basic	13,185	13,245	13,289
Dilutive effect of outstanding stock options	16	27	—

Total used for diluted	13,201	13,272	13,289

For the years ended April 30, 2003, 2002, and 2001, options to purchase approximately 490,000, 423,000, and 779,000 shares of common stock, respectively, were excluded from the computation of diluted earnings (loss) per share as the impact was antidilutive.

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

(p)  Industry Segment

The Company operates and manages its business in one operating segment, that being providing supply chain management software solutions to participants along the supply chain.

(q)  Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations (“SFAS 141”) and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead must be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

The Company adopted the provisions of SFAS 141 in 2001 and SFAS 142 effective May 1, 2002. SFAS 141 required, upon adoption of SFAS 142, that the Company evaluate its existing goodwill and intangible assets that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company was also required to reassess the useful lives and residual values of all intangible assets acquired, and to make any necessary amortization period adjustments. The adoption of SFAS 142 had no material impact on the Company’s financial condition, results of operations or cash flows because it does not have any goodwill or other intangible assets with indefinite lives.

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or the normal operation of a long-lived asset, except for certain lease obligations. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which means that the Company must adopt SFAS 143 for its fiscal year ending April 30, 2004. The Company does not anticipate the adoption of SFAS 143 to have a material effect on its financial condition or results of operations.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Under the new rules, an issuer may only recognize a liability for a cost associated with an exit or disposal activity when the liability is incurred. Under the previous guidance of EITF No. 94-3, issuers recognized a liability for exit costs at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 had no material impact on the Company’s financial condition or results of operations.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. The Company adopted SFAS 148 for its fiscal year ended April 30, 2003 and the required disclosures are presented in its financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), which is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for the classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial condition or results of operations.

(2)    Investments

Investments, which are classified as held-to-maturity, consist of the following at April 30, 2003 and 2002 (in thousands):

	2003			2002
	Carrying value	Fair value	Unrealized gain (loss)	Carrying value	Fair value	Unrealized gain
Commercial paper	$6,993	$6,998	$5	$5,991	$5,996	$5
Corporate bonds	2,334	2,333	(1)	6,959	6,971	12
Government securities	9,113	9,114	1	2,441	2,435	(6)

	$18,440	$18,445	$5	$15,391	$15,402	$11

(3)    Furniture and Equipment

Furniture and equipment consist of the following at April 30, 2003 and 2002 (in thousands):

	2003	2002
Computer and communications equipment	$3,509	$3,561
Furniture and fixtures	425	412
Purchased computer software costs	1,471	1,460

	5,405	5,433
Less accumulated depreciation	4,814	4,377

	$591	$1,056

(4)    Income Taxes

The Company’s effective tax rate differs from the “expected” income tax expense (benefit) calculated by applying the Federal statutory rate of 34% to earnings (loss) before income taxes as follows:

	Years ended April 30
	2003	2002	2001
	(In thousands)
Computed “expected” income tax expense (benefit)	$777	$716	$(1,935)
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	93	103	(231)
Change in the valuation allowance for deferred tax assets	(891)	(922)	2,204
Other, net	21	103	(38)

	$—	$—	$—

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

The significant components of deferred income tax expense (benefit) attributable to earnings (loss) before income taxes for the years ended April 30, 2003, 2002, and 2001, are as follows:

	Years ended April 30
	2003	2002	2001
	(In thousands)
Deferred income tax expense (benefit)	$891	$922	$(2,204)
(Decrease) increase in the valuation allowance for deferred tax assets	(891)	(922)	2,204

	$—	$—	$—

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities computed on a separate return basis at April 30, 2003 and 2002 are presented as follows:

	Years ended April 30
	2003	2002
	(In thousands)
Deferred income tax assets:
Compensated absences and other expenses, due to accrual for financial reporting purposes	$424	$370
Deferred revenue and prepaid maintenance	634	673
Accounts receivable, due to allowance for doubtful accounts	72	124
Alternative minimum tax credit carryforwards	57	57
Net operating loss carryforwards	5,861	6,911

Total gross deferred income tax assets	7,048	8,135
Less valuation allowance	4,362	5,253

Net deferred income tax assets	2,686	2,882

Deferred income tax liabilities:
Capitalized computer software development costs	2,638	2,844
Property and equipment, primarily due to differences in depreciation	48	23
Other	—	15

Total gross deferred income tax liabilities	2,686	2,882

Net deferred income tax asset (liability)	$—	$—

In accordance with the Company’s Tax Sharing Agreement with ASI, the Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. All benefits derived from deferred tax assets as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards) that arose prior to the initial public offering (originally in the amount of $5,768,000, of which $1,333,000 was used in 1998) were allocated to ASI. Accordingly, the Company will not receive any benefit from the $4,435,000 of contributed gross deferred tax assets that still remain as of April 30, 2003, but will instead record a distribution to ASI as these deferred tax assets are used. Also, the Company has generated approximately $1,900,000 of net operating loss carryforwards (tax-effected) since the initial public offering which can first be used by the Company without paying a distribution to ASI. After the initial public offering, to the extent the tax computation produces a tax benefit for the Company, ASI will be required to pay such amounts to the Company only if and when realized by ASI by a reduction in income taxes payable with respect to the current tax period. At April 30, 2003, ASI had net operating loss carryforwards of approximately $13 million which must be utilized by ASI before the Company would receive payment for any currently generated tax benefits. Such net operating losses expire in varying amounts through 2022.

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

(5)    Stockholders’ Equity

(a)  Stock Compensation

Prior to August 7, 1997, the Company had not issued any stock options; however, certain employees of the Company received stock options of ASI. Effective August 7, 1997, the Company adopted the Logility, Inc. 1997 Stock Plan (Stock Plan). The Stock Plan provides for grants of incentive stock options and nonqualified stock options to certain key employees and directors of the Company. The Stock Plan also allows for stock appreciation rights in lieu of or in addition to stock options. Options to purchase a maximum of 1,200,000 shares of common stock and a maximum of 300,000 units of Stock Appreciation Rights (SARs), as defined, may be granted under the Stock Plan. The options generally vest over a four-year period. The terms of the options generally are for ten years. There have been no SARs granted to date.

The Stock Plan further limits stock option grants by providing that the number of outstanding option shares, when added to the outstanding shares held by shareholders other than American Software, may not exceed 20% of the issued and outstanding shares, if it were assumed that all of the stock options were exercised. As of April 30, 2003, the Company could grant up to approximately 201,000 additional option shares under the limitation described above.

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

A summary of the status of the Company’s Stock Plan as of April 30, 2003, 2002, and 2001 and changes during the years then ended is presented below:

	Shares	Weighted average price
Outstanding at April 30, 2000	764,089	$4.73
Granted	132,000	3.17
Exercised	(5,260)	2.75
Forfeited/canceled	(111,808)	5.53

Outstanding at April 30, 2001	779,021	4.37
Granted	165,250	3.15
Exercised	(6,500)	2.81
Forfeited/canceled	(156,349)	5.72

Outstanding at April 30, 2002	781,422	3.85
Granted	79,000	2.56
Exercised	(5,625)	1.69
Forfeited/canceled	(75,752)	4.78

Outstanding at April 30, 2003	779,045	$3.65

Options exercisable at April 30, 2003	539,203	3.82
Weighted average fair value of options granted during:
2003		$2.09
2002		2.40
2001		2.94

The following table summarizes information about fixed stock options outstanding at April 30, 2003:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at April 30, 2003	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at April 30, 2003	Weighted average exercise price
$ 1.63 — 3.25	436,730	6.8	$2.75	307,877	$2.76
3.26 — 4.88	288,325	6.8	3.79	184,836	3.90
4.89 — 8.13	25,000	6.5	7.30	20,000	7.31
8.14 — 11.38	12,995	6.2	10.23	10,495	10.29
11.39 — 13.00	2,000	4.8	11.63	2,000	11.63
13.01 — 14.63	6,995	4.4	14.50	6,995	14.50
$14.64 — 16.25	7,000	5.5	15.61	7,000	15.61

	779,045	6.8	$3.65	539,203	$3.82

(b)  Employee Stock Purchase Plan

In November 1998, the Company adopted an Employee Stock Purchase Plan (the Purchase Plan) that offers employees the right to purchase shares of the Company’s common stock at 85% of the market price, as defined, pursuant to the Purchase Plan. Under the Purchase Plan, full-time employees, except persons owning 5% or more

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

of the Company’s common stock, are eligible to participate after one month of employment. Employees may contribute up to 15% of their annual salary toward the Purchase Plan subject to a maximum of $15,000 per year. Common stock is purchased in the open market on behalf of the participants. The Company contributes to the purchase price by funding a 15% discount to market price. A maximum of 200,000 shares of common stock may be purchased under the Purchase Plan. During the years ended April 30, 2003, 2002, and 2001, 22,462, 40,265, and 48,397 shares, respectively, were purchased on the open market, at a cost to the Company of $17,613, $36,881 and $44,330, respectively, representing the funded discount from market price.

(c)  Stock Repurchases

In February 2003, the Company’s Board of Directors amended the stock repurchase program to authorize the repurchase of up to an additional 400,000 shares of the Company’s common stock for a total authorized repurchase amount of up to 1,550,000 shares. The Company had repurchased 745,965 shares of its common stock for $4,800,000 as of April 30, 2003.

(6)    International Revenue and Significant Customer

International revenue was approximately $3.1 million or 12%, $3.7 million or 13%, and $4 million or 14% of revenue for the years ended April 30, 2003, 2002, and 2001, respectively, and were derived primarily from customers in Europe.

No individual customer accounted for more than 10% of revenue for the years ended April 30, 2003, 2002, or 2001.

(7)    Commitments and Contingencies

(a)  401(k) Profit Sharing Plan

The employees of the Company are offered the opportunity to participate in the American Software, Inc. 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 15% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2003, 2002, or 2001.

Through December 31, 2001, the Company contributed an employer match in an amount equal to 25% of the eligible participants’ compensation contributed to the Plan subject to a maximum of 6% of compensation. The Company’s matching contributions totaled approximately $126,000 and $160,000 for 2002 and 2001, respectively.

Effective January 1, 2002, ASI amended the 401(k) Plan to discontinue the Company’s matching contributions. The 401(k) Plan was further amended to allow the Company to make a discretionary matching contribution at a rate to be determined by the Company. No discretionary matching contributions have been made subsequent to January 1, 2002.

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

(b)  Lease Commitments

The Company occupies its principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note 8). Amounts allocated to the Company for rent expense for these facilities were $469,000, $509,000, and $763,000 for the years ended April 30, 2003, 2002, and 2001, respectively. In addition, the Company has various other operating leases. Rent expense under these facility leases was $478,000, $444,000, and $702,000 for the years ended April 30, 2003, 2002, and 2001, respectively.

Future minimum lease payments under noncancelable operating leases (excluding cancelable leases with ASI) are as follows (in thousands):

Year ending April 30:
2004	$350
2005	241
2006	85
Thereafter	—

$676

(c)  Contingencies

The Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

(8)    Agreements with ASI

Effective August 1, 1997 (except for the Tax Sharing Agreement, which was effective January 23, 1997), the Company entered into certain contractual arrangements with ASI related to the following:

Tax Sharing Agreement—The terms and payments under the Tax Sharing Agreement are described in note 4.

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

Services Agreement—Commencing August 1, 1997, the Company began purchasing (or selling) various services from (to) ASI based upon various cost methodologies as described below:

Service	Cost methodology	Expense for the year ended April 30, 2003	Expense for the year ended April 30, 2002	Expense for the year ended April 30, 2001
• General corporate services, including accounting, insurance expense, and employee benefits services	Apportioned based on formula to all ASI subsidiaries	$1,138,000	1,326,000	1,100,000

• Professional services to customers on behalf of the Company (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	52,000	404,000	452,000

Facilities Agreement—The Company leases various properties from ASI for specified square foot rates. The stated term of the agreement was for two years and is renewed automatically thereafter for successive one-year terms; however, it may be terminated by either party after a 90-day notice. Also included in these costs are utilities, telephone, and security expenses.		469,000	509,000	763,000

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

Technology License Agreement—The Company granted ASI
a nonexclusive, nontransferable, worldwide perpetual right
and license to use, execute, reproduce, display, etc., its
Value Chain Planning and Execution Solutions (which
ASI had transferred to the Company) so that ASI may
maintain and support end-users of the software products.
The license is fully paid and royalty-free.

		Not applicable	Not applicable	Not applicable

Marketing License Agreement—The Company utilizes ASI as a nonexclusive marketing representative for licensing of its products and pays ASI 30% of net license fees for its services. The current term of the agreement expires on August 1, 2003 and may be extended only by mutual agreement. The agreement may be terminated at either party’s discretion, upon written notice to either party.		102,000	107,000	367,000

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2003, 2002, and 2001

(9)    Financial Statements and Supplementary Data (Unaudited)

The following schedule represents results for each quarter in the years ended April 30, 2003 and 2002 (in thousands, except per share amounts):

	Total Revenue	Operating Income (Loss)	Net Earnings (Loss)	Diluted net earnings (loss) per share
Quarter ended:
July 31, 2002	$5,821	$(279)	$(91)	$(0.01)
October 31, 2002	5,380	20	214	0.02
January 31, 2003	6,449	843	927	0.07
April 30, 2003	7,187	1,140	1,236	0.09

Year ended April 30, 2003	$24,837	$1,724	$2,286	$0.17

Quarter ended:
July 31, 2001	$8,117	$303	$593	$0.04
October 31, 2001	6,902	76	360	0.03
January 31, 2002	7,236	412	613	0.05
April 30, 2002	7,144	359	540	0.04

Year ended April 30, 2002	$29,399	$1,150	$2,106	$0.16

Independent Auditors’ Report

The Board of Directors and Shareholders

Logility, Inc.:

We have audited the accompanying balance sheets of Logility, Inc. as of April 30, 2003 and 2002, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logility, Inc. as of April 30, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Atlanta, Georgia

June 6, 2003

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The directors and executive officers of Logility are as follows:

Name	Age	Position
J. Michael Edenfield	45	Chief Executive Officer, President and Director
James C. Edenfield	68	Chairman of the Board of Directors
Frederick E. Cooper	61	Director
Parker H. Petit	63	Director
Dr. John A. White	63	Director
Vincent C. Klinges	40	Chief Financial Officer
H. Allan Dow	39	Executive Vice President, Worldwide Sales and Marketing
Donald L. Thomas	56	Vice President, Customer Service

J. Michael Edenfield has served as a Director and as President and Chief Executive Officer of Logility since January 1997. He also serves as a Director of INSIGHT, Inc., in which we own a minority interest. In addition, he serves as Executive Vice President of American Software, Inc., a position he has held since June 1994 and as a Director of American Software, Inc. since 2001. From June 1994 to October 1997, Mr. Edenfield served as Chief Operating Officer of American Software, Inc., and American Software USA, Inc. Prior to June 1994, Mr. Edenfield served in the following positions with American Software USA, Inc.: Senior Vice President of North American Sales and Marketing from July 1993 to June 1994, Senior Vice President of North American Sales from August 1992 to July 1993, Group Vice President from May 1991 to August 1992 and Regional Vice President from May 1987 to May 1991. Mr. Edenfield holds a Bachelor of Industrial Management degree from the Georgia Institute of Technology. Mr. Edenfield is the son of James C. Edenfield, Chairman of the Board of Directors of Logility.

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

Frederick E. Cooper has served as Chairman of the Board of Cooper Capital, a private investment firm, since 1998. From 1990 to 1998, Mr. Cooper served as Chairman of the Board of Directors of Cooper Smith, Inc., a wholesale baked foods company, which was sold to The Earthgrains Company in January 1998. Prior thereto, Mr. Cooper served for 16 years with Flowers Industries, Inc., a Fortune 500 food company, holding the positions of President and Vice Chairman and Executive Vice President and General Counsel. He currently serves as a director of Matria Healthcare, Inc. Mr. Cooper earned his B.A. in 1964 from Washington & Lee University and his J.D. in 1967 from the University of Georgia School of Law. Mr. Cooper first became a director of the Company in 1999.

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

Dr. John A. White is Chancellor of the University of Arkansas. From July 1991 to July 1997, Dr. White served as Dean of Engineering at Georgia Institute of Technology, having been a member of the faculty since 1975. From July 1988 to September 1991, he served as Assistant Director of the National Science Foundation in Washington, D.C. Dr. White is a member of the Board of Directors of Eastman Chemical Company, J.B. Hunt Transport Services, Inc., Motorola, Inc. and Russell Corporation. He is a member of the National Science Board and the National Academy of Engineering, a past President of the Institute of Industrial Engineers and past Chairman of the American Association of Engineering Societies. Dr. White founded SysteCon, a logistics consulting firm, and served as its Chairman and Chief Executive Officer until its acquisition by Coopers and Lybrand. Dr. White received a B.S.I.E. degree from the University of Arkansas, an M.S.I.E. degree from Virginia Polytechnic Institute and State University and a Ph.D. from Ohio State University. Dr. White first became a director of the Company in 1997.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and holders of more than 10% of our Common Stock are required under regulations promulgated by the Commission to furnish us with copies of all Section 16(a) forms they file. Based upon a review by the Company of filings made under Section 16(a) of the Exchange Act and representations from its directors and officers, all of the reports required to be filed during fiscal 2003 were filed on a timely basis, except that the Company inadvertently filed on behalf of its outside directors the report of the October 31, 2002 stock option grants eight days after they were required to be filed.

Item 11.    Executive Compensation

This information is set forth under the caption “Certain Information Regarding Executive Officers and Directors” in the Company’s 2003 Proxy Statement for the 2003 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of management and others is set forth under the caption “Voting Securities—Security Ownership” in the Proxy Statement, which information is incorporated herein by reference.

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

Services Agreement

Logility and American Software have entered into a Services Agreement (the “Services Agreement”) with respect to certain services to be provided by American Software (or subsidiaries of American Software) to Logility. The Services Agreement provides that such services are provided in exchange for fees equivalent to fees that would be paid if such services were provided by independent third parties. The services provided by American Software to us under the Services Agreement include, among other things, certain accounting, cash management, corporate development, employee benefit plan administration, human resources and compensation, general and administrative services, and risk management and tax services. In addition to these services, American Software has agreed to allow eligible employees of Logility to participate in certain of American Software’s employee benefit plans.

We have agreed to reimburse American Software for American Software’s costs (including any contributions and insurance premium costs and including third-party expenses and allocations of certain personnel expenses), generally in accordance with past practice, relating to the participation by our employees in any of American Software’s benefit plans.

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either Logility or American Software elects not to renew its term by giving proper notice. We will indemnify American Software against any damages that American Software may incur in connection with its performance of services under the Services Agreement (other than those arising from American Software’s gross negligence or willful misconduct), and American Software will indemnify us against any damages arising out of American Software’s gross negligence or willful misconduct in connection with its rendering of services under the Services Agreement. For the fiscal years ended April 30, 2003 and 2002, the amounts paid by us to American Software pursuant to this agreement were $1.2 and $1.7 million, respectively.

Facilities Agreement

American Software and Logility have entered into a Facilities Agreement (the “Facilities Agreement”), which provides that we may occupy space located in certain facilities owned or leased by American Software (or subsidiaries of American Software). The Facilities Agreement had an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term. The Facilities Agreement may be terminated upon 30 days’ written notice by us for any reason with respect to any particular facility. Our leasing of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software. For the fiscal years ended April 30, 2003 and 2002, the amounts paid by us to American Software pursuant to this agreement were $469,000 and $509,000, respectively. Included in these amounts are lease expense, utilities expense, telephone expense, and security expense.

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

Marketing License Agreement

American Software USA, Inc. (“USA”), a wholly-owned subsidiary of American Software, and Logility have entered into a Marketing License Agreement (the “Marketing License Agreement”) pursuant to which USA has agreed to act as a non-exclusive marketing representative for the solicitation of license agreements relating to the Logility Voyager Solutions product line. The Marketing License Agreement provides for the payment to USA of a commission equal to 30% of the net license revenue collected by us under license agreements for the Logility Voyager Solutions product line with certain end-users who are also licensees of software products of American Software which are secured and forwarded to us by USA and accepted by us. The Marketing License Agreement has a one-year term ending August 1, 2003, and may be extended only by mutual agreement. Either party may terminate the Marketing License Agreement at any time for its own convenience upon written notice to the other party. For the fiscal years ended April 30, 2003 and 2002, the costs of services related to this agreement and a predecessor agreement were $102,000 and $107,000, respectively.

Item 14.    Controls and Procedures

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

Item 15.    Principal Accountant Fees and Services

This information is set forth under the caption “Independent Auditors—Audit Fees and All Other Fees” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 16.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this Form 10-K:

1.    Financial statement schedule included in Part IV of this Form:

Page
Independent Auditors’ Report	72
Schedule II—Valuation and Qualifying Accounts—for the three years ended April 30, 2003	73

All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

2.    Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.1	Logility’s Amended and Restated Articles of Incorporation, and amendments included as Exhibit 3.1 to Logility’s Registration Statement No. 333-33385 on Form S-1 (the “S-1 Registration Statement”) and incorporated herein by this reference.

3.2	Logility’s Amended and Restated By-Laws, included as Exhibit 3.1 to the S-1 Registration Statement and incorporated herein by this reference.

10.1	1997 Stock Plan, Amended and Restated as of August 26, 1998, included as Exhibit 4.1 to Logility’s Form S-8 Registration Statement No. 333-62531 and incorporated herein by this reference.

10.2	Subsidiary Formation Agreement among Logility, American Software, and certain subsidiaries of American Software, as amended, included as Exhibit 10.3 to the S-1 Registration Statement, and incorporated herein by this reference.

10.3	Merger Agreement between Logility and Distribution Sciences, Inc., included as Exhibit 10.4 to the S-1 Registration Statement, and incorporated herein by this reference.

10.4	Services Agreement between Logility and American Software, included as Exhibit 10.5 to the S-1 Registration Statement, and incorporated herein by this reference.

10.5	Facilities Agreement between Logility and American Software, included as Exhibit 10.6 to the S-1 Registration Statement, and incorporated herein by this reference.

10.6	Tax Sharing Agreement between Logility and American Software, included as Exhibit 10.7 to the S-1 Registration Statement, and incorporated herein by this reference.

10.7	Stock Option Agreement between Logility and American Software, included as Exhibit 10.8 to the S-1 Registration Statement, and incorporated herein by this reference.

10.8	Technology License Agreement between Logility and American Software, as amended, included as Exhibit 10.9 to the S-1 Registration Statement, and incorporated herein by this reference.

10.9	Marketing License Agreement between Logility and American Software, as amended, included as Exhibit 10.1 to Logility’s Form 10-Q for the period ended October 31, 2002, and incorporated herein by this reference.

10.10	Employee Stock Purchase Plan dated September 30, 1998, included as Exhibit 4.1 to Logility’s Form S-8 Registration Statement No. 333-66773 and incorporated herein by this reference.

23.1	Independent Auditors’ Consent.

99.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

We did not file a report on Form 8-K during the fourth quarter of the recently completed fiscal year.

Independent Auditors’ Report

The Board of Directors and Shareholders

Logility, Inc.:

Under date of June 6, 2003, we reported on the balance sheets of Logility, Inc. as of April 30, 2003 and 2002, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2003, which are included in the April 30, 2003, annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Atlanta, Georgia

June 6, 2003

Schedule II

LOGILITY, INC.

Consolidated Valuation Accounts

Years ended April 30, 2003, 2002, and 2001

(In thousands)

Allowance for Doubtful Accounts

	Balance at beginning of year	Additions charged to expense	Other additions(1)	Deductions(2)	Balance at end of year
Year ended:
April 30, 2003	$326	180	—	317	189
April 30, 2002	552	160	73	459	326
April 30, 2001	684	483	55	670	552

(1)	Recovery of previously written-off amounts.
(2)	Write-off of uncollectible accounts.

Deferred Income Tax Valuation Allowance

	Balance at beginning of year	Additions charged to expense	Other additions	Deductions	Balance at end of year
Year ended:
April 30, 2003	$5,253	—	—	891	4,362
April 30, 2002	6,175	—	—	922	5,253
April 30, 2001	3,971	2,204	—	—	6,175

See accompanying independent auditors’ report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGILITY, INC.

By:	/s/ J. MICHAEL EDENFIELD

J. Michael Edenfield Chief Executive Officer and Director

Date: July 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. MICHAEL EDENFIELD J. Michael Edenfield	President, Chief Executive Officer and Director	July 24, 2003

/s/ JAMES C. EDENFIELD James C. Edenfield	Chairman of the Board of Directors	July 24, 2003

/s/ FREDERICK E. COOPER Frederick E. Cooper	Director	July 24, 2003

/s/ PARKER H. PETIT Parker H. Petit	Director	July 24, 2003

/s/ DR. JOHN A. WHITE Dr. John A. White	Director	July 24, 2003

/s/ VINCENT C. KLINGES Vincent C. Klinges	Chief Financial Officer	July 22, 2003

/s/ DEIRDRE J. LAVENDER Deirdre J. Lavender	Controller and Principal Accounting Officer	July 22, 2003

CERTIFICATION

I, J. Michael Edenfield, certify that:

1.	I have reviewed this annual report on Form 10-K of Logility, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 24, 2003	By:	/s/ J. MICHAEL EDENFIELD
J. Michael Edenfield Chief Executive Officer

CERTIFICATION—(continued)

I, Vincent C. Klinges, certify that:

1.	I have reviewed this annual report on Form 10-K of Logility, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 22, 2003	By:	/s/ VINCENT C. KLINGES
Vincent C. Klinges Chief Financial Officer