Form 10-Q
period 2003-07-31
LOGILITY INC
filed 2003-09-12
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at September 10, 2003
Common Stock, no par value	13,100,119 Shares

LOGILITY, INC.

Form 10-Q

Quarter Ended July 31, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LOGILITY, INC.

Condensed Balance Sheets (Unaudited)

(in thousands, except share data)

	July 31, 2003	April 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$8,178	$8,573
Investments	18,365	18,440
Trade accounts receivable, less allowance for doubtful accounts of $233 and $189 at July 31, 2003 and April 30, 2003, respectively:
Billed	3,654	3,112
Unbilled	1,977	2,727
Prepaid expenses and other current assets	337	328

Total current assets	32,511	33,180
Furniture and equipment, less accumulated depreciation and amortization	455	591
Capitalized computer software development costs, less accumulated amortization	6,867	6,947
Other assets, net	781	784

	$40,614	$41,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108	$52
Accrued compensation and related costs	1,010	1,621
Other current liabilities	821	1,502
Deferred revenue	5,707	5,531
Due to American Software, Inc.	1,882	1,972

Total current liabilities	9,528	10,678

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 13,898,384 and 13,890,839 shares issued at July 31, 2003 and April 30, 2003, respectively	—	—
Additional paid-in capital	44,732	44,712
Accumulated deficit	(8,718)	(9,088)
Treasury stock, at cost – 775,165 and 745,965 shares at July 31, 2003 and April 30, 2003, respectively	(4,928)	(4,800)

Total shareholders’ equity	31,086	30,824

	$40,614	$41,502

See accompanying notes to condensed financial statements - unaudited.

Item 1. Financial Statements (continued)

LOGILITY, INC.

Condensed Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended July 31,
	2003	2002
Revenue:
License	$1,111	$1,738
Services	1,454	1,381
Maintenance	2,797	2,702

Total revenue	5,362	5,821

Cost of revenue:
License	956	979
Services	700	1,187
Maintenance	443	451

Total cost of revenue	2,099	2,617

Gross margin	3,263	3,204

Operating expenses:
Research and development	1,365	1,415
Less: Capitalized computer software development costs	(802)	(768)
Sales and marketing	1,621	2,054
General and administrative	755	782

Total operating expenses	2,939	3,483

Operating income (loss)	324	(279)

Other income	46	188

Income (loss) before income taxes	370	(91)
Income taxes	—	—

Net earnings (loss)	$370	$(91)

Basic net earnings (loss) per common share	$0.03	$(0.01)

Diluted net earnings (loss) per common share	$0.03	$(0.01)

Shares used in the calculation of earnings (loss) per common share:
Basic	13,134	13,212

Diluted	13,319	13,212

See accompanying notes to condensed financial statements - unaudited.

Item 1. Financial Statements (continued)

LOGILITY, INC.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended July 31,
	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$370	$(91)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,026	1,016
Net loss on investments	103	—
(Increase) decrease in assets:
Accounts receivable	208	1,383
Prepaid expenses and other assets	(9)	42
Increase (decrease) in liabilities:
Due to American Software, Inc.	(90)	(6)
Accounts payable, accrued costs and other accrued liabilities	(1,236)	(986)
Deferred revenues	176	(176)

Net cash provided by operating activities	548	1,182

Cash flows from investing activities:
Additions to capitalized computer software development costs	(802)	(768)
Additions to purchased computer software costs	—	(7)
Proceeds from maturities of investments	27,630	27,302
Purchases of investments	(27,658)	(28,738)
Purchases of furniture and equipment	(5)	(20)

Net cash used in investing activities	(835)	(2,231)

Cash flows from financing activities:
Repurchases of common stock	(128)	(49)
Proceeds from exercise of stock options	20	6

Net cash used in financing activities	(108)	(43)

Net change in cash and cash equivalents	(395)	(1,092)

Cash and cash equivalents at beginning of period	8,573	7,721

Cash and cash equivalents at end of period	$8,178	$6,629

See accompanying notes to condensed financial statements - unaudited.

LOGILITY, INC.

Notes to Condensed Financial Statements – Unaudited

July 31, 2003

A.	Basis of Presentation

The accompanying condensed financial statements of Logility, Inc. are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information presented in the condensed financial statements reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the periods indicated. These financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended April 30, 2003 as filed with the SEC. The interim results reflected in the condensed financial statements are not necessarily indicative of the results to be expected for the full year or for any other future period.

We are an approximately 86% owned subsidiary of American Software, Inc., a publicly held provider of enterprise resource planning solutions (NASDAQ – AMSWA).

B.	Industry Segments

We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in one segment, providing business-to-business collaborative commerce solutions to optimize supply chain operations for manufacturers, distributors and retailers.

C.	Comprehensive Income

We have adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. No statements of comprehensive income have been included in the accompanying condensed financial statements since comprehensive income (loss) and net income presented in the accompanying condensed statements of operations would be the same.

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

Services. Revenue derived from services primarily includes revenues from consulting, implementation, and training. We bill under both time and materials and fixed fee arrangements and recognize revenues as we perform the services. We classify the reimbursements that we receive for travel and other out-of-pocket expenses incurred in connection with consulting, implementation, and training services as revenue in our statement of operations.

LOGILTY, INC.

Notes to Condensed Financial Statements – Unaudited (Continued)

July 31, 2003

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

E. Net Earnings (Loss) Per Common Share

Basic net earnings or loss per common share available to common shareholders is based on the weighted-average number of common shares outstanding. We base diluted net earnings per common share available to common shareholders on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

The numerator in calculating both basic and diluted net earnings (loss) per common share for each period is the same as net earnings (loss). The denominator is based on the following number of common shares:

LOGILTY, INC.

Notes to Condensed Financial Statements – Unaudited (Continued)

July 31, 2003

	Three Months ended July 31,
	2003	2002
	(in thousands)
Common Shares:
Weighted average common shares outstanding	13,134	13,212
Dilutive effect of outstanding stock options	185	—

Total	13,319	13,212

Net earnings (loss):	$370	$(91)

Net earnings (loss) per common share:
Basic	$0.03	$(0.01)

Diluted	$0.03	$(0.01)

For the three months ended July 31, 2003, we excluded options to purchase 130,523 shares of common stock from the computation of diluted earnings per share because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. For the three months ended July 31, 2002, because of the antidilutive effect of the net loss, all outstanding stock options were excluded from the calculation of diluted earnings per share for that period. Options to purchase 31,500 shares of common stock for the three months ended July 31, 2002 would have been taken into account in calculating dilutive earnings per share were it not for the antidilutive effect of the net loss. As of July 31, 2003, we had a total of 760,899 options outstanding and as of July 31, 2002 we had a total of 737,909 options outstanding.

F. Stock Compensation Plans

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for our fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123. Accordingly, no compensation cost has been recognized for our stock option plans.

The following table illustrates the effect on net earnings (loss) if the fair-value-based method had been applied in each period:

LOGILTY, INC.

Notes to Condensed Financial Statements – Unaudited (Continued)

July 31, 2003

	Three months ended July 31
	2003	2002
	(In thousands, except per share data)
Net earnings (loss) as reported	$370	$(91)
Less total stock-based compensation expense determined under fair value based method for all awards	(175)	(240)

Pro forma net earnings (loss)	$195	$(331)

Basic earnings (loss) per share:
As reported	$0.03	$(0.01)
Pro forma	$0.01	$(0.03)

Diluted earnings (loss) per share:
As reported	$0.03	$(0.01)
Pro forma	$0.01	$(0.03)

G. Agreements with American Software, Inc. (“ASI”)

We have entered into certain contractual arrangements with ASI, as described below. Because ASI owns a majority of our shares, the terms of these agreements do not reflect arm’s length negotiation.

Tax Sharing Agreement—In 1997, we entered into a Tax Sharing Agreement with ASI (the “Tax Sharing Agreement”). Under this Agreement, we will determine with ASI the amount of taxes that we will pay, subject to certain adjustments, as if we were to file separate federal, state, and local income tax returns, rather than as a consolidated subsidiary of ASI. Pursuant to the Tax Sharing Agreement, we compute a separate, stand-alone income tax provision and settle balances due to or from ASI on this basis. The Tax Sharing Agreement allocated to ASI all benefits derived from deferred tax assets as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards) that arose prior to our October 1997 initial public offering ($5,768,000). Accordingly, we will not receive any benefit from the $5,768,000 of contributed gross deferred tax assets. In addition, the Tax Sharing Agreement allocates to us certain deferred tax liabilities that arose prior to the initial public offering. To the extent the tax computation produces a tax benefit for us, ASI is required to pay such amounts to us only if and when ASI realizes a reduction in income taxes payable with respect to the current tax period. At April 30, 2003, ASI had net operating loss carryforwards of approximately $13.0 million that ASI must utilize before we would receive payment for any currently generated tax benefits. Such net operating losses expire in varying amounts through 2022.

Services Agreement—We purchase or sell various services from or to ASI based upon various cost methodologies as described below:

LOGILTY, INC.

Notes to Condensed Financial Statements – Unaudited (Continued)

July 31, 2003

	Service	Cost methodology	Expense for the three months ended July 31, 2003	Expense for the three months ended July 31, 2002
•	General corporate services, including accounting and insurance expense	Apportioned based on formula to all ASI subsidiaries	$277,000	$304,000
•	Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	9,000	19,000
•	Employee benefits services	Apportioned based on formula to all ASI subsidiaries	3,000	3,500

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either party elects not to renew. The Services Agreement has been renewed annually since the initial term. We will indemnify ASI against any damages that ASI may incur in connection with its performance of services under the Services Agreement (other than those arising from its gross negligence or willful misconduct), and ASI will indemnify is against any damages arising out of its gross negligence or willful misconduct in connection with ASI’s rendering of services under the Services Agreement.

Facilities Agreement—We lease various properties from ASI for specified square foot rates. The stated term of the agreement is for two years with automatic one year extensions; however, either party may terminate the agreement after a 90 day notice. ASI also allocates utilities, telephone and security expenses under this agreement based on our percentage of occupancy. The parties valued the services related to this agreement at $116,000 for the three months ended July 31, 2003, and $129,000 for the three months ended July 31, 2002. These costs include lease expense, utilities expense, telephone expense and security expenses.

Marketing License Agreement—Effective August 1, 2002, we entered into a Marketing License Agreement (the “Marketing License Agreement”) with American Software, USA (“USA”), a wholly-owned subsidiary of ASI, in which USA agreed to act as a nonexclusive marketing representative for licensing of our products. The Marketing License Agreement provided that we pay USA 30% of net license fees collected by us for its services. The parties have had similar agreements in effect since 1997. The Marketing License Agreement expired July 31, 2003 and has not been extended. We incurred no payment obligations under the Marketing License Agreement for the three months ended July 31, 2003. The parties valued the services related to the Marketing License Agreement at $40,000 for the three months ended July 31, 2002.

Technology License Agreement—We have granted ASI a nonexclusive, nontransferable, worldwide right and license to use, execute, reproduce, display, modify and prepare derivatives of our Supply Chain Planning and

LOGILTY, INC.

Notes to Condensed Financial Statements – Unaudited (Continued)

July 31, 2003

Execution Solutions, which we call the Logility Voyager Solutions product line (which ASI had transferred to us), so that ASI may maintain and support end-users of the software products. The license is fully paid and royalty-free.

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

G. Lease Commitments

We occupy our principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note “F”). Amounts allocated to the Company for rent expense for these facilities were $82,000 for the three months ended July 31, 2003 and $85,000 for the three months ended July 31, 2002. These amounts are included in the Facilities Agreement referenced above. In addition, we have various other operating facilities leases. Rent expense under these operating facilities leases was $162,000 for the three months ended July 31, 2003 and $117,000 for the three months ended July 31, 2002.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. The terms “fiscal 2004” and

“fiscal 2003” refer to our fiscal years ended April 30, 2004 and 2003, respectively.

OVERVIEW

We provide collaborative supply chain solutions to streamline and optimize the management, production and distribution of products between manufacturers, suppliers, distributors, retailers, carriers and other organizations and their respective trading partners. The supply chain refers to the complex network of relationships that organizations maintain with trading partners (customers, suppliers and carriers) to source, manufacture, and deliver products and services to the customer and includes demand chain, supply chain, logistics, warehouse management and business-to-business process management for collaborative relationships between customers, suppliers and carriers. Our solutions enable enterprises to build competitive advantages and increase profitability by significantly reducing costs, increasing revenues, improving operational efficiencies and collaborating with suppliers and customers to more effectively respond to dynamic market conditions.

Leveraging our supply chain management expertise, we have been an innovator in developing and deploying collaborative supply chain management solutions, with our first Internet-based collaborative planning solution implemented in 1996. We continue to invest and expand our e-Business offerings and innovative solutions, which support the Voluntary Interindustry Commerce Standards Association (“VICS”), collaborative planning, forecasting and replenishment (CPFR®) standards, as well as other emerging collaborative supply chain management standards for transportation and distribution center management. In addition to enterprise supply chain optimization and collaboration, we designed our Logility Voyager Solutions suite and related services to power the emerging Internet trading exchanges and private marketplaces for collaborative planning and procurement of direct materials and collaborative transportation management. We market our solutions worldwide, primarily to large enterprises that require comprehensive supply chain planning, warehouse management and logistics solutions. We make sales through a dedicated sales force and through relationships with third-party vendors and service providers.

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

We derive revenues primarily from three sources: software licenses, services, and maintenance. We generally base software license fees on the number of modules, servers, users and/or sites licensed. Services revenues consist primarily of fees from software implementation, training, consulting and customization services. Maintenance agreements typically are for a one- to three-year term and usually are entered into at the time of the initial product license. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Note 1 in the Notes to the Financial Statements describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to bad debts, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates we use in the preparation of our financial statements.

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

If these circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the present value of estimated future cash flows, we write down the asset to the estimated fair value. We determine the estimated fair value of the assets on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. In determining expected future cash flows, we group assets at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. Our cash flow estimates contain our best estimates, using appropriate and customary assumptions and projections at the time.

Income Taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. Due to our history of net losses, including a three year cumulative net taxable loss of approximately $1.8 million, we have not recognized a tax asset and have recorded a full valuation allowance against our otherwise recognizable net deferred tax asset, in accordance with SFAS No. 109. Future events could cause us to conclude that it is more likely than not that we will realize a portion of the net deferred tax asset. If we reach such a conclusion, we would reduce the valuation allowance and recognize the net deferred tax asset. We have generated taxable income in fiscal 2003 and fiscal 2002, and if our operating results for fiscal 2004 indicate the generation of additional taxable income, we may reduce the valuation allowance in the third or fourth quarter of fiscal 2004.

COMPARISON OF RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2003 and 2002:

	Percentage of Total Revenues		Pct. Change in Dollars
	2003	2002	2003 vs 2002
Revenues:
License fees	21%	30%	(36)%
Services and other	27	24	5
Maintenance	52	46	4

Total revenues	100	100	(8)

Cost of revenues:
License fees	18	17	(2)
Services and other	13	20	(41)
Maintenance	8	8	(2)

Total cost of revenues	39	45	(20)

Gross margin	61	55	2

Operating expenses:
Research and development	26	24	(4)
Less: Capitalized computer software development costs	(15)	(13)	4
Sales and marketing	30	35	(21)
General and administrative	14	13	(3)

Total operating expenses	55	59	(16)

Operating income (loss)	6	(5)	nm

Other income, net	1	3	(76)

Income (loss) before income taxes	7	(2)	nm
Income taxes	—	—	—

Net earnings (loss)	7%	(2)%	nm

nm – not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002:

REVENUES:

Our total revenues decreased 8% to approximately $5.4 million from $5.8 million for the comparable quarter a year ago. This decrease was due primarily to a decrease in license fee revenues, partially offset by increases in services and maintenance revenues. International revenues represented approximately 9% of total revenues in the quarter ended July 31, 2003, compared to approximately 11% a year ago. No single customer accounted for more than 10% of our total revenues in the quarters ended July 31, 2003 and July 31, 2002.

LICENSES. Software license fee revenues decreased 36% to approximately $1.1 million from $1.7 million for the same quarter a year ago primarily as a result of continued slow economic conditions which have adversely affected capital spending. The direct sales channel provided approximately 81% of license fee revenues for the quarter ended July 31, 2003, compared to approximately 89% in the comparable quarter a year ago. This decrease was due primarily to lower sales volume generated by the direct sales channel. For the quarter ended July 31, 2003, our margins after commissions on direct sales were approximately 90% and our margins after commissions on indirect sales were approximately 99%.

SERVICES AND OTHER. Services and other revenues increased 5% to approximately $1.5 million from $1.4 million for the same quarter a year ago. This increase was primarily a result of software implementation services related to increased license fees in recent periods.

MAINTENANCE. Maintenance revenues increased 4% to approximately $2.8 million from $2.7 million for the same quarter a year ago. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

Total gross margin for the quarter ended July 31, 2003 was 61% of total revenues, compared to 55% a year ago. This increase was primarily due to increased gross margins on services revenues, partially offset by decreased gross margins on license fee revenues. License fee gross margin decreased to 14% from 44% a year ago, due primarily to lower license fees combined with the relatively fixed level of cost of license fees. The gross margin on services revenues increased to 52% from 14% a year ago, due primarily to some restructuring costs included in the prior year quarter. Maintenance gross margins increased to 84% versus 83% for the prior year quarter, again due to cost containment efforts.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended ($000’s omitted)
	July 31, 2003	Percent Change	July 31, 2002
Gross product research and development costs	$1,365	(4)%	$1,415
Percentage of total revenues	25%		24%
Less: Capitalized computer software development costs	$(802)	4%	$(768)
Percentage of gross prod.dev. costs	59%		54%

Product development expenses	$563	(13)%	$647
Percentage of total revenues	11%		11%

Gross product research and development costs decreased 4% in the quarter ended July 31, 2003 compared to the prior year quarter, due to cost reduction efforts. Capitalized computer software development costs increased 4% from a year ago, and the rate of capitalized computer software development costs as a percentage of gross product development costs increased to 59% versus 54% a year ago, primarily as a result of lower levels of gross development costs, and the shift of several projects from the research phase to the development phase during the quarter. Product development expenses, as a percentage of total revenues, decreased to 10% from 11% in the prior year quarter, due primarily to the lower level of gross product development costs.

SALES AND MARKETING. Sales and marketing expenses decreased 21% from the same period a year ago, due primarily to cost reduction efforts which resulted in lower marketing expenditures as well as lower headcount. As a percentage of total revenues, sales and marketing expenses were 30% for the quarter ended July 31, 2003, compared to 35% for the quarter ended July 31, 2002.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 3% to approximately $755,000 from $782,000 a year ago, mainly as a result of cost reduction efforts. As a percentage of total revenues, general and administrative expenses were 14% for the quarter ended July 31, 2003, compared to 13% for the quarter ended July 31, 2002. For the three months ended July 31, 2003, we incurred a provision for doubtful accounts of $45,000, unchanged from $45,000 taken in the prior year period. For the three months ended July 31, 2003, the average number of total employees was approximately 127, compared to approximately 149 for the three months ended July 31, 2002.

OTHER INCOME:

Other income is comprised of earnings from the investment of our cash reserves. Our investments are short-term in nature, and all investments mature within one year. Investments consist of money market funds, U.S. Government Securities, A1/P1 rated commercial paper, and minimum A- rated corporate bonds. For the three months ended July 31, 2003, these investments generated an annualized yield of approximately 1.2%, compared to approximately 2.6% for the three months ended July 31, 2002.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software, Inc. However, we provide for income taxes as if we were filing a separate income tax return. For the quarter ended July 31, 2003, we did not record any income taxes as a result of cumulative net operating losses in prior years.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The following table shows information about our cash flows during the three months ended July 31, 2003 and July 31, 2002. This table and the discussion that follows should be read in conjunction with our condensed statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

	Three Months Ended July 31(000’s omitted)
	2003	2002
Net cash provided by operating activities	$548	$1,182
Net cash used in investing activities	(835)	(2,231)
Net cash used in financing activities	(108)	(43)

Net change in cash and cash equivalents	$(395)	$(1,092)

We fund our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash provided by operating activities generally reflect the changes in net income and non-cash operating items plus the effect of changes in operating assets and liabilities, such as investment securities, trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue.

Our operating activities provided cash of approximately $548,000 in the three months ended July 31, 2003, and approximately $1.2 million in the same period last year. For the three months ended July 31, 2003, cash provided by operations was composed primarily of depreciation and amortization of $1.0 million, net earnings of $370,000, decrease in accounts receivable of $208,000, an increase in deferred revenues of $176,000, and net loss on investments of $103,000, which is composed of amortization of bonds purchased at a premium. These were partially offset by a decrease in accounts payable and other accrued liabilities of $1.2 million, and a decrease in amount due to American Software of $90,000. For the same period last year, cash provided by operations was composed primarily of depreciation and amortization of $1.0 million, and a decrease in accounts receivable of $1.4 million. These were partially offset by the decrease in accounts payable and other accrued liabilities of $986,000, decrease in deferred revenues of $176,000, and the net loss of $91,000.

Cash used in investing activities was approximately $835,000 for the three months ended July 31, 2003. This was composed primarily of purchases of investments of $27.7 million, and additions to capitalized software development costs of $802,000. These were partially offset by proceeds from maturities of investments of $27.6 million. For the same period last year, cash used in investing activities was approximately $2.2 million, composed primarily of purchases of investments of $28.7 million, and additions to capitalized software development costs of $768,000. These were partially offset by maturities of investments of $27.3 million.

Cash used in financing activities was $108,000 for the three months ended July 31, 2003, composed primarily of $128,000 in repurchases of our common stock, partially offset by $20,000 in cash proceeds from the exercise of stock options. For the same period last year, cash used in financing activities of $43,000 was composed of $49,000 used for repurchases of our common stock, partially offset by $6,000 in cash proceeds from the exercise of stock options.

Days Sales Outstanding in accounts receivable were 98 days as of July 31, 2003, compared to 74 days as of July 31, 2002. This increase was due primarily to lower overall revenues in the three months ended July 31, 2003.

Our current ratio on July 31, 2003 was 3.4 to 1 and we have no debt. Our principal sources of liquidity are our cash and investments, which totaled approximately $26.5 million at July 31, 2003. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the current economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor American Software currently have a bank line of credit. No assurance can be given that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998, at which time we adopted an additional repurchase plan for up to 800,000 shares. In February 2003, our Board of Directors approved a resolution authorizing us to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility’s common stock and management’s assessment of our liquidity and cash flow needs. For all repurchase plans, through September 10, 2003, we had purchased a cumulative total of approximately 798,000 shares at a total cost of approximately $5.0 million. In the first quarter of fiscal 2004, we purchased a total of 29,200 shares at a total cost of approximately $128,500, for an average price of $4.40 per share.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or the normal operation of a long-lived asset, except for certain lease obligations. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material effect on our financial condition or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the quarter ended July 31, 2003, we generated 9% of our revenues outside the United States. International sales usually are made by our foreign operations or value added resellers, and are denominated typically in U.S. Dollars, British Pounds Sterling, or Euros. However, the expense we incur in our foreign operations is denominated in the local currency. The effect of foreign exchange rate fluctuations on us during the quarter ended July 31, 2003 was not material. We have not engaged in any hedging activities.

Interest rates. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. Dollars. The fair market value and carrying value of securities held at July 31, 2003 were both approximately $26.0 million.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of a local bank. Such operating cash balances held at banks outside the United States are minor and denominated in the local currency.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have, within 90 days of the filing date of this report, evaluated the Company’s disclosure controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that said information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in paragraph (a) above.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 31. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32. Section 1350 Certifications

(b) The following report on Form 8-K was filed during the quarter ended July 31, 2003:

1. Report on Form 8-K dated June 2, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGILITY, INC.

Date: September 12, 2003	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President and Chief Executive
Officer

Date: September 12, 2003	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: September 12, 2003	By:	/s/ Deirdre J. Lavender
Deirdre J. Lavender
Controller and Principal
Accounting Officer