Form 10-Q
period 2003-10-31
LOGILITY INC
filed 2003-12-15
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at December 10, 2003
Common Stock, no par value	13,106,769 Shares

LOGILITY, INC.

Form 10-Q

Quarter Ended October 31, 2003

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

LOGILITY, INC.

Condensed Balance Sheets (Unaudited)

(in thousands, except share data)

	October 31, 2003	April 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$10,681	$8,573
Investments	17,067	18,440
Trade accounts receivable, less allowance for doubtful accounts of $233 at October 31, 2003 and $189 at April 30, 2003:
Billed	2,510	3,112
Unbilled	672	2,727
Prepaid expenses and other current assets	372	328

Total current assets	31,302	33,180
Furniture and equipment, less accumulated depreciation and amortization	363	591
Capitalized computer software development costs, less accumulated amortization	6,783	6,947
Other assets, net	780	784

	$39,228	$41,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$197	$52
Accrued compensation and related costs	813	1,621
Other current liabilities	739	1,502
Deferred revenue	4,213	5,531
Due to American Software, Inc.	2,088	1,972

Total current liabilities	8,050	10,678

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 13,919,909 and 13,890,839 shares issued at October 31, 2003 and April 30, 2003, respectively	—	—
Additional paid-in capital	44,792	44,712
Accumulated deficit	(8,497)	(9,088)
Treasury stock, at cost – 818,265 and 745,965 shares at October 31, 2003 and April 30, 2003, respectively	(5,117)	(4,800)

Total shareholders’ equity	31,178	30,824

	$39,228	$41,502

See accompanying notes to condensed financial statements - unaudited.

Item 1.	Financial Statements (continued)

LOGILITY, INC.

Condensed Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Revenues:
License fees	$1,174	$1,275	$2,285	$3,013
Services and other	1,281	1,396	2,735	2,777
Maintenance	2,712	2,709	5,509	5,411

Total revenues	5,167	5,380	10,529	11,201

Cost of revenues:
License fees	1,013	778	1,969	1,757
Services and other	667	729	1,367	1,916
Maintenance	459	496	902	947

Total cost of revenues	2,139	2,003	4,238	4,620

Gross margin	3,028	3,377	6,291	6,581

Operating expenses:
Research and development	1,395	1,320	2,760	2,735
Less: capitalized computer software development costs	(849)	(721)	(1,651)	(1,489)
Sales and marketing	1,599	1,848	3,220	3,902
General and administrative	726	910	1,481	1,692

Total operating expenses	2,871	3,357	5,810	6,840

Operating income (loss)	157	20	481	(259)

Other income, net	64	194	110	382

Income before income taxes	221	214	591	123
Income taxes	—	—	—	—

Net earnings	$221	$214	$591	$123

Basic net earnings per common share	$0.02	$0.02	$0.05	$0.01

Diluted net earnings per common share	$0.02	$0.02	$0.04	$0.01

Shares used in the calculation of earnings per common share:
Basic	13,105	13,199	13,119	13,206

Diluted	13,317	13,204	13,322	13,214

See accompanying notes to condensed financial statements - unaudited.

Item 1.	Financial Statements (continued)

LOGILITY, INC.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended October 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$591	$123
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,090	1,905
(Increase) decrease in assets:
Accounts receivable	2,657	1,990
Prepaid expenses and other assets	(40)	119
Increase (decrease) in liabilities:
Due to American Software, Inc.	116	235
Accounts payable, accrued costs and other accrued liabilities	(1,426)	(1,118)
Deferred revenues	(1,318)	(722)

Net cash provided by operating activities	2,670	2,532

Cash flows from investing activities:
Additions to capitalized computer software development costs	(1,651)	(1,489)
Proceeds from maturities of investments	51,577	53,487
Purchases of investments	(50,204)	(49,710)
Purchases of furniture and equipment	(47)	(38)

Net cash (used in) provided by investing activities	(325)	2,250

Cash flows from financing activities:
Repurchases of common stock	(317)	(79)
Proceeds from exercise of stock options	80	5

Net cash used in financing activities	(237)	(74)

Net change in cash and cash equivalents	2,108	4,708
Cash and cash equivalents at beginning of period	8,573	7,721

Cash and cash equivalents at end of period	$10,681	$12,429

See accompanying notes to condensed financial statements - unaudited.

LOGILITY, INC.

Notes to Condensed Financial Statements – Unaudited

October 31, 2003

A.	Basis of Presentation

The accompanying condensed financial statements of Logility, Inc. are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information presented in the condensed financial statements reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the periods indicated. These financial statements should be read in conjunction with our annual report on Form 10-K for the fiscal year ended April 30, 2003, as filed with the SEC. The interim results reflected in the condensed financial statements are not necessarily indicative of the results to be expected for the full year or for any other future period.

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

We have adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. We have not included statements of comprehensive income in the accompanying condensed financial statements since comprehensive income and net earnings presented in the accompanying condensed statements of operations would be substantially the same.

D.	Revenue Recognition

We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

License. We recognize license revenue in connection with license agreements for standard proprietary and tailored software upon delivery of the software, provided that we consider collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, we recognize revenue under the residual method as permitted by SOP 98-9, whereby (1) we defer the total fair value of the undelivered elements, as indicated by VSOE, and subsequently recognize the value of these elements in accordance with SOP 97-2 and (2) we recognize the difference between the total arrangement fee and the deferred amount as revenue related to the delivered elements.

LOGILITY, INC.

Notes to Condensed Financial Statements – Unaudited (Continued)

October 31, 2003

Services and Other. Revenue derived from services and other primarily includes revenues from consulting, implementation, and training. We bill under both time and materials and fixed fee arrangements and recognize revenues as we perform the services. We classify the reimbursements that we receive for travel and other out-of-pocket expenses incurred in connection with consulting, implementation, and training services as revenue in our statement of operations.

Maintenance. Revenue derived from maintenance contracts primarily includes telephone consulting, product updates, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Typically, we enter into maintenance contracts for a separate fee, with initial contractual periods ranging from one to three years, and with renewal provisions for additional periods thereafter.

We generally bill maintenance fees annually in advance. We recognize maintenance revenue ratably over the term of the maintenance agreement. In situations where we bundle all or a portion of the maintenance fee with the license fee, we determine VSOE for maintenance based on prices that apply when we sell maintenance separately, which are about 18% of the net license fee.

Indirect Channel Revenue. We recognize a sale that we make through indirect channels when the distributor makes the sale to an end-user, or upon delivery to the reseller when the license fee is fixed and determinable, the license fee is refundable, and all other conditions of SOP 97-2 and SOP 98-9 are met.

Deferred Revenue. Deferred revenue represents advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenue is recognized.

E.	Net Earnings Per Common Share

Basic net earnings per common share available to common shareholders is based on the weighted-average number of common shares outstanding. We base diluted net earnings per common share available to common shareholders on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

The numerator in calculating both basic and diluted net earnings per common share for each period is the same as net earnings. The denominator is based on the following number of common shares:

	Three Months ended October 31,		Six Months ended October 31,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Common Shares:
Weighted average common shares outstanding	13,105	13,199	13,119	13,206
Dilutive effect of outstanding stock options	212	5	203	8

Total	13,317	13,204	13,322	13,214

Net earnings:	$221	$214	$591	$123

Net earnings per common share:
Basic	$0.02	$0.02	$0.05	$0.01

Diluted	$0.02	$0.02	$0.04	$0.01

LOGILITY, INC.

Notes to Condensed Financial Statements – Unaudited (Continued)

October 31, 2003

For the three months ended October 31, 2003, we excluded from the computation of diluted earnings per share options to purchase 130,099 shares of common stock, and for the six months ended October 31, 2003, we excluded from that computation options to purchase 131,294 shares of common stock. For the three and six months ended October 31, 2002, we excluded options to purchase 709,945 shares of common stock from that computation. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of October 31, 2003, we had a total of 746,109 options outstanding and as of October 31, 2002 we had a total of 736,445 options outstanding.

F.	Stock Compensation Plans

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for our fixed-plan stock options. Under this method, we record compensation expense on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As SFAS No. 123 allows, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123. Accordingly, we have recognized no compensation cost for our stock option plan.

The following table illustrates the effect on net earnings (loss) if the fair-value-based method had been applied in each period:

	Three months ended October 31		Six months ended October 31
	2003	2002	2003	2002
	(In thousands, except per share data)		(In thousands, except per share data)
Net earnings as reported	$221	$214	$591	$123
Less total stock-based compensation expense determined under fair value based method for all awards	(135)	(231)	(310)	(496)

Pro forma net earnings (loss)	$86	$(17)	$281	$(373)

Basic earnings (loss) per share:
As reported	$0.02	$0.02	$0.05	$0.01
Pro forma	$0.01	$(0.00)	$0.02	$(0.03)
Diluted earnings (loss) per share:
As reported	$0.02	$0.02	$0.04	$0.01
Pro forma	$0.01	$(0.00)	$0.02	$(0.03)

LOGILITY, INC.

Notes to Condensed Financial Statements – Unaudited (Continued)

October 31, 2003

G.	Agreements with American Software, Inc. (“ASI”)

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

LOGILITY, INC.

Notes to Condensed Financial Statements – Unaudited (Continued)

October 31, 2003

Services Agreement—We purchase or sell various services from or to ASI based upon various cost methodologies as described below:

Service	Cost methodology	Expense for the three months ended October 31, 2003	Expense for the three months ended October 31, 2002	Expense for the six months ended October 31, 2003	Expense for the six months ended October 31, 2002
• General corporate services, including accounting and insurance expense	Apportioned based on formula to all ASI subsidiaries	$239,000	$302,500	$516,100	$606,500
• Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	25,700	1,200	34,400	20,200
• Employee benefits services	Apportioned based on formula to all ASI subsidiaries	3,400	3,500	6,800	7,000

LOGILITY, INC.

Notes to Condensed Financial Statements – Unaudited (Continued)

October 31, 2003

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either party elects not to renew. The Services Agreement has been renewed annually since the initial term. We will indemnify ASI against any damages that ASI may incur in connection with its performance of services under the Services Agreement (other than those arising from its gross negligence or willful misconduct), and ASI will indemnify us against any damages arising out of its gross negligence or willful misconduct in connection with ASI’s rendering of services under the Services Agreement.

Facilities Agreement—We lease various properties from ASI for specified square foot rates. The stated term of the agreement is for two years with automatic one year extensions; however, either party may terminate the agreement after a 90 day notice. ASI also allocates utilities, telephone and security expenses under this agreement based on our percentage of occupancy. Our lease of space at any facility under the agreement is limited by the term of the underlying lease between ASI and a landlord with respect to any facility leased by ASI and is subject to the disposition by ASI of any facility that ASI owns. The parties valued the services related to this agreement at $114,000 for the three months ended October 31, 2003, $111,000 for the three months ended October 31, 2002, $230,000 for the six months ended October 31, 2003, and $240,000 for the six months ended October 31, 2002. These costs include lease expense, utilities expense, telephone expense and security expenses.

Marketing License Agreement—Effective August 1, 2002, we entered into a Marketing License Agreement (the “Marketing License Agreement”) with American Software, USA (“USA”), a wholly-owned subsidiary of ASI, in which USA agreed to act as a nonexclusive marketing representative for licensing of our products. The Marketing License Agreement provided that we pay USA 30% of net license fees collected by us for its services. The parties have had similar agreements in effect since 1997. The Marketing License Agreement expired July 31, 2003 and has not been extended. We incurred no payment obligations under the Marketing License Agreement for the three and six months ended October 31, 2003. The parties valued the services related to the Marketing License Agreement at $23,000 for the three months ended October 31, 2002, and $63,000 for the six months ended October 31, 2002.

Technology License Agreement—We have granted ASI a nonexclusive, nontransferable, worldwide right and license to use, execute, reproduce, display, modify and prepare derivatives of our Supply Chain Planning and Execution Solutions, which we call the Logility Voyager Solutions product line (which ASI had transferred to us), so that ASI may maintain and support end-users of the software products. The license is fully paid and royalty-free. Pursuant to this Agreement, the parties disclose to one another any enhancements and improvements that they may make or acquire in relation to a Logility Voyager Solutions product, subject to third-party confidentiality requirements. The term of this Agreement is indefinite, although we may terminate the Agreement for cause, and ASI may terminate it at any time upon 60 days’ prior written notice to us. Upon termination of this Agreement, all rights to Logility Voyager Solutions products that we license to ASI revert to us, while all rights to enhancements and improvements ASI make to Logility Voyager Solutions products revert to ASI.

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

LOGILITY, INC.

Notes to Condensed Financial Statements – Unaudited (Continued)

October 31, 2003

H.	Lease Commitments

We occupy our principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note “G”). Amounts allocated to the Company for rent expense for these facilities were $82,000 for the three months ended October 31, 2003 and the three months ended October 31, 2002, $164,000 for the six months ended October 31, 2003, and $167,000 for the six months ended October 31, 2002. The Facilities Agreement, summarized above, is the basis for the calculation of these amounts. In addition, we have various other operating facilities leases. Rent expense under these operating facilities leases was $32,000 for the three months ended October 31, 2003, $35,000 for the three months ended October 31, 2002, $59,000 for the six months ended October 31, 2002, and $152,000 for the six months ended October 31, 2002.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. The terms “fiscal 2004” and “fiscal 2003” refer to our fiscal years ending April 30, 2004 and 2003, respectively.

OVERVIEW

We provide collaborative supply chain solutions to help streamline and optimize the management, production and distribution of products between manufacturers, suppliers, distributors, retailers, carriers and other organizations and their respective trading partners. The supply chain refers to the complex network of relationships that organizations maintain with trading partners (customers, suppliers and carriers) to source, manufacture, and deliver products and services to the customer and includes demand chain, supply chain, logistics, warehouse management and business-to-business process management for collaborative relationships between customers, suppliers and carriers. Our solutions enable enterprises to build competitive advantages and increase profitability by significantly reducing costs, increasing revenues, improving operational efficiencies and collaborating with suppliers and customers to more effectively respond to dynamic market conditions.

Leveraging our supply chain management expertise, we have been an innovator in developing and deploying collaborative supply chain management solutions, with our first Internet-based collaborative planning solution implemented in 1996. We continue to invest and expand our Internet-based offerings and innovative solutions, which support the Voluntary Interindustry Commerce Standards Association (“VICS”), collaborative planning, forecasting and replenishment (CPFR®) standards, Radio Frequency Identification (“RFID”), as well as other emerging collaborative supply chain management standards for transportation and distribution center management. We market our solutions worldwide, primarily to large enterprises that require comprehensive supply chain planning, warehouse management and logistics solutions. We make sales through a dedicated sales force and through relationships with third-party vendors and service providers.

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

We derive revenues primarily from three sources: software licenses, services, and maintenance. We generally base software license fees on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, consulting and customization services. Maintenance agreements typically are for a one- to three-year term and usually are entered into at the time of the initial product license. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The Notes to the Financial Statements for the fiscal year ended April 30, 2003 describe the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to bad debts, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability to make payments, we may require additional allowances or we may defer revenue until we determine that collection is probable or we decide to charge off the account. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when we evaluate the adequacy of the allowance for doubtful accounts.

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

Income Taxes. We recognize deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. Due to our history of net losses, including a three year cumulative net taxable loss of approximately $1.8 million, we have not recognized a tax asset and have recorded a full valuation allowance against our otherwise recognizable net deferred tax asset, in accordance with SFAS No. 109. Future events could cause us to conclude that it is more likely than not that we will realize a portion of the net deferred tax asset. If we reach such a conclusion, we would reduce the valuation allowance and recognize the net deferred tax asset. We have generated taxable income in fiscal 2003 and fiscal 2002, and if our operating results for fiscal 2004 indicate the generation of additional taxable income, we may reduce the valuation allowance in the third or fourth quarter of fiscal 2004.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2003 and 2002:

	Percentage of Total Revenues		Pct. Change in Dollars
	2003	2002	2003 vs 2002
Revenues:
License fees	23%	24%	(8)%
Services and other	25	26	(8)
Maintenance	52	50	—

Total revenues	100	100	(4)

Cost of revenues:
License fees	19	14	30
Services and other	13	14	(9)
Maintenance	9	9	(7)

Total cost of revenues	41	37	7

Gross margin	59	63	(10)

Operating expenses:
Research and development	27	24	6
Less: Capitalized computer software development costs	(16)	(13)	18
Sales and marketing	31	34	(13)
General and administrative	14	17	(20)

Total operating expenses	56	62	(14)

Operating income	3	1	685

Other income, net	1	3	(67)

Income before income taxes	4	4	3
Income taxes	—	—	—

Net earnings	4%	4%	3

COMPARISON OF RESULTS OF OPERATIONS

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2003 and 2002:

	Percentage of Total Revenues		Pct. Change in Dollars
	2003	2002	2003 vs 2002
Revenues:
License fees	22%	27%	(24)%
Services and other	26	25	(2)
Maintenance	52	48	2

Total revenues	100	100	(6)

Cost of revenues:
License fees	19	16	12
Services and other	13	17	(29)
Maintenance	8	8	(5)

Total cost of revenues	40	41	(8)

Gross margin	60	59	(4)

Operating expenses:
Research and development	26	24	1
Less: Capitalized computer software development costs	(16)	(13)	11
Sales and marketing	31	35	(17)
General and administrative	14	15	(12)

Total operating expenses	55	61	(15)

Operating income (loss)	5	(2)	nm

Other income, net	1	3	(71)

Income before income taxes	6	1	380
Income taxes	—	—	—

Net earnings	6%	1%	380

nm – not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002:

REVENUES:

Our total revenues decreased 4% to approximately $5.2 million from $5.4 million for the comparable quarter a year ago. This decrease was due primarily to decreases in license fee and services and other revenues. International revenues represented approximately 7% of total revenues in the quarter ended October 31, 2003, compared to approximately 12% a year ago, due primarily to lower international license fees in the current quarter. Our international revenues fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period. No single customer accounted for more than 10% of our total revenues in the quarters ended October 31, 2003 and October 31, 2002.

LICENSES. Software license fee revenues decreased 8% to approximately $1.2 million from $1.3 million for the same quarter a year ago primarily as a result of continued slow economic conditions. In the three months ended October 31, 2003, the global supply chain market continued to experience reduced capital spending, which adversely affected virtually all industry participants. The direct sales channel provided approximately 82% of license fee revenues for the quarter ended October 31, 2003, compared to approximately 84% in the comparable quarter a year ago. This decrease was due primarily to lower sales volume generated by the direct sales channel. For the quarter ended October 31, 2003, our margins after commissions on direct sales were approximately 83% and our margins after commissions on indirect sales were approximately 91%.

SERVICES AND OTHER. Services and other revenues decreased 8% to approximately $1.3 million from $1.4 million for the same quarter a year ago. This decrease was primarily a result of lower software implementation services related to decreased license fees in recent periods.

MAINTENANCE. Maintenance revenues remained unchanged at $2.7 million compared to the same quarter a year ago. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

Total gross margin in the quarter ended October 31, 2003 was $3.0 million, or 59% of total revenues, compared to $3.4 million, or 63%, a year ago. This decrease was due primarily to a reduction in gross margin on license fees. Gross margin on license fees decreased to $161,000, or 14%, for the current quarter compared to $497,000, or 39%, for the same quarter in the prior period, due primarily to higher software amortization expense related to a product release, and to a lesser extent lower license fee revenues. Services and other gross margin decreased to $614,000, compared to $667,000 in the prior year period, in each case representing 48% of total revenues. The dollar amount of services and other gross margin decreased while services and other gross margin percentage remained constant due to the 8% decrease in services and other revenues coupled with the 9% decrease in cost of services and other. Maintenance gross margin was $2.3 million, or 83%, in the current quarter, compared to $2.2 million, or 82%, in the same period one year ago. The increase in maintenance gross margin was due primarily to cost containment efforts.

EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended ($000’s omitted)
	October 31, 2003	Percent Change	October 31, 2002
Gross product research and development costs	$1,395	6%	$1,320
Percentage of total revenues	27%		25%
Less: Capitalized computer software research and development costs	$(849)	18%	$(721)
Percentage of gross product research and development costs	61%		55%

Product research and development expenses	$546	(9)%	$599
Percentage of total revenues	11%		11%

Gross product research and development costs increased 6% in the quarter ended October 31, 2003 compared to the prior year quarter. Capitalized computer software development costs increased 18% from a year ago, and the rate of capitalized computer software development costs as a percentage of gross product development costs increased to 61% versus 55% a year ago. We typically capitalize higher levels of development costs towards the end of the development phase of a large project. In the quarter ended October 31, 2003, we ended the development phase of Logility Voyager Solutions 7.0, which caused the increase in capitalized development costs during the period. Product development expenses, as a percentage of total revenues, remained constant at 11% compared to the prior year quarter.

SALES AND MARKETING. Sales and marketing expenses decreased 13% from the same period a year ago, to approximately $1.6 million in the quarter ended October 31, 2003, due primarily to cost reduction efforts. As a percentage of total revenues, sales and marketing expenses were 31% for the quarter ended October 31, 2003, compared to 34% for the quarter ended October 31, 2002.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 20% to approximately $726,000 from $910,000 a year ago, mainly as a result of cost reduction efforts. As a percentage of total revenues, general and administrative expenses were 14% for the quarter ended October 31, 2003, compared to 17% for the quarter ended October 31, 2002. For the three months ended October 31, 2003, we did not incur a provision for doubtful accounts, compared to $45,000 taken in the prior year period. For the three months ended October 31, 2003, the average number of total employees was approximately 126, compared to approximately 125 for the three months ended October 31, 2002.

OTHER INCOME:

Other income is comprised of earnings from the investment of our cash reserves. Our investments are short-term in nature, and all investments mature within one year. Investments consist of money market funds, U.S. Government Securities, A1/P1 rated commercial paper, and minimum A- rated corporate bonds. For the three months ended October 31, 2003, these investments generated an annualized yield of approximately 1.1%, compared to approximately 2.5% for the three months ended October 31, 2002.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software, Inc. However, we provide for income taxes as if we were filing a separate income tax return. For the quarter ended October 31, 2003, we did not record any income taxes, as a result of cumulative net operating losses in prior years.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 AND 2002:

REVENUES:

Our total revenues decreased 6% to approximately $10.5 million from $11.2 million for the comparable period a year ago. This decrease was due primarily to a decrease in license fee revenues, and to a lesser extent a decrease in services and other revenues, partially offset by an increase in maintenance revenues. International revenues represented approximately 8% of total revenues in the six months ended October 31, 2003, compared to approximately 11% a year ago, due primarily to lower international license fees in the current period. Our international revenues fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period. No single customer accounted for more than 10% of our total revenues for the six months ended October 31, 2003 and the six months ended October 31, 2002.

LICENSES. Software license fee revenues decreased 24% to approximately $2.3 million from $3.0 million for the same period a year ago primarily as a result of continued slow economic conditions. In the six months ended October 31, 2003, the global supply chain market continued to experience reduced capital spending, which adversely affected virtually all industry participants. The direct sales channel provided approximately 81% of license fee revenues for the six months ended October 31, 2003, compared to approximately 87% in the comparable period a year ago. This decrease was due primarily to lower sales volume generated by the direct sales channel. For the six months ended October 31, 2003, our margins after commissions on direct sales were approximately 91% and our margins after commissions on indirect sales were approximately 94%.

SERVICES AND OTHER. Services and other revenues decreased 2% to approximately $2.7 million from $2.8 million for the same period a year ago. This decrease was primarily a result of lower software implementation services related to decreased license fees in recent periods.

MAINTENANCE. Maintenance revenues increased 2% to approximately $5.5 million from $5.4 million for the same period a year ago. Maintenance revenues have a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

Total gross margin in the six months ended October 31, 2003 was $6.3 million, or 60% of total revenues, compared to $6.6 million, or 59%, a year ago. Total gross margin percentage increased while the dollar amount of total gross margin declined due to the 6% decrease in total revenues. Gross margin on license fees decreased to $316,000, or 14%, for the current period compared to $1.3 million, or 42%, for the prior year period, due primarily to lower license fee revenues, and to a lesser extent higher software amortization costs. Services and other gross margin increased to $1.4 million, or 50%, compared to $861,000, or 31%, in the prior year period. This increase was due primarily to cost reduction efforts, partially offset by the decrease in services and other revenues. Maintenance gross margin was $4.6 million, or 84%, in the current period, compared to $4.5 million, or 82%, in the same period one year ago. This increase was due primarily to the increase in maintenance revenues.

EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Six Months Ended ($000’s omitted)
	October 31, 2003	Percent Change	October 31, 2002
Gross product research and development costs	$2,760	1%	$2,735
Percentage of total revenues	26%		24%
Less: Capitalized computer software development costs	$(1,651)	11%	$(1,489)
Percentage of gross prod.dev. costs	60%		54%

Product development expenses	$1,109	(11)%	$1,246
Percentage of total revenues	11%		11%

Gross product research and development costs increased 1% in the six months ended October 31, 2003 compared to the prior year period. Capitalized computer software development costs increased 11% from a year ago, and the rate of capitalized computer software development costs as a percentage of gross product development costs increased to 60% versus 54% a year ago. We typically capitalize higher levels of development costs towards the end of the development phase of a large project. In the six months ended October 31, 2003, we closed the development phase of Logility Voyager Solutions 7.0, which caused the increase in capitalized development costs during the period. Product development expenses, as a percentage of total revenues, remained constant at 11% compared to the prior year period.

SALES AND MARKETING. Sales and marketing expenses decreased 17% to approximately $3.2 million from the same period a year ago, due primarily to cost reduction efforts. As a percentage of total revenues, sales and marketing expenses were 31% for the six months ended October 31, 2003, compared to 35% for the six months ended October 31, 2002.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 12% to approximately $1.5 million from $1.7 million a year ago, mainly as a result of cost reduction efforts. As a percentage of total revenues, general and administrative expenses were 14% for the six months ended October 31, 2003, compared to 15% for the prior year period. For the six months ended October 31, 2003, we incurred a provision for doubtful accounts of $45,000, compared to $90,000 taken in the prior year period. For the six months ended October 31, 2003, the average number of total employees was approximately 127, compared to approximately 137 for the six months ended October 31, 2002.

OTHER INCOME:

Other income is comprised of earnings from the investment of our cash reserves. Our investments are short-term in nature, and all investments mature within one year. Investments consist of money market funds, U.S. Government Securities, A1/P1 rated commercial paper, and minimum A- rated corporate bonds. For the six months ended October 31, 2003, these investments generated an annualized yield of approximately 1.2%, compared to approximately 2.6% for the six months ended October 31, 2002.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software, Inc. However, we provide for income taxes as if we were filing a separate income tax return. For the six months ended October 31, 2003, we did not record any income taxes, as a result of cumulative net operating losses in prior years.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The following table shows information about our cash flows during the six months ended October 31, 2003 and October 31, 2002. This table and the discussion that follows should be read in conjunction with our condensed statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

	Six Months Ended October 31 (000’s omitted)
	2003	2002
Net cash provided by operating activities	$2,670	$2,532
Net cash (used in) provided by investing activities	(325)	2,250
Net cash used in financing activities	(237)	(74)

Net change in cash and cash equivalents	$2,108	$4,708

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

Our operating activities provided cash of approximately $2.7 million in the six months ended October 31, 2003, and approximately $2.5 million in the same period last year. For the six months ended October 31, 2003, cash provided by operations was composed primarily of a decrease in accounts receivable of $2.7 million, depreciation and amortization expense of $2.1 million, net earnings of $591,000, and an increase in amount due to American Software of $116,000. These were partially offset by a decrease in accounts payable and other accrued liabilities of $1.4 million, a decrease in deferred revenues of $1.3 million, and an increase in prepaid expenses and other current assets of $40,000. For the six months ended October 31, 2002, cash provided by operations was composed primarily of a decrease in accounts in receivable of $2.0 million, and depreciation and amortization expense of $1.9 million. These were partially offset by a decrease in accounts payable and other accrued liabilities of $1.1 million and a decrease in deferred revenues of $722,000.

Cash used in investing activities was approximately $325,000 for the six months ended October 31, 2003. This was composed primarily of purchases of investments of $50.2 million, and additions to capitalized software development costs of $1.7 million. These were partially offset by proceeds from maturities of investments of $51.6 million. Cash provided by investing activities was approximately $2.3 million for the six months ended October 31, 2002. This was composed of the proceeds of maturities of investments of $53.5 million, partially offset by purchases of investments of $49.7 million, and additions to capitalized software development costs of $1.5 million.

Cash used in financing activities was $237,000 for the six months ended October 31, 2003, composed primarily of $317,000 in repurchases of our common stock, partially offset by $80,000 in cash proceeds from the exercise of stock options. For the same period last year, cash used in financing activities of $74,000 was composed of $79,000 used for repurchases of our common stock, partially offset by $5,000 in cash proceeds from the exercise of stock options.

Days Sales Outstanding in accounts receivable were 59 days as of October 31, 2003, compared to 70 days as of October 31, 2002. This decrease was due primarily to lower total revenues in the six months ended October 31, 2003.

Our current ratio on October 31, 2003 was 3.9 to 1 and we have no debt. Our principal sources of liquidity are our cash, cash equivalents and investments, which totaled approximately $27.7 million at October 31, 2003. We believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the current economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor American Software currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998, at which time we adopted an additional repurchase plan for up to 800,000 shares. In February 2003, our Board of Directors approved a resolution authorizing us to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility’s common stock and management’s assessment of our liquidity and cash flow needs. For all repurchase plans, through December 10, 2003, we had purchased a cumulative total of approximately 818,000 shares at a total cost of approximately $5.1 million. In the second quarter of fiscal 2004, we purchased a total of 43,100 shares at a total cost of approximately $188,400, for an average price of $4.37 per share.

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

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. We adopted SFAS 148 for our fiscal year ended April 30, 2003 and the required disclosures are presented in our financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“Interpretation 46”). Interpretation 46 addresses the consolidation by business enterprises of variable interest entities, as defined. Interpretation 46 applied immediately to variable interests in variable interest entities obtained after January 31, 2003. The application of Interpretation 46 had no effect on our financial statements. In addition, for variable interests in variable interest entities obtained before February 1, 2003, consolidation is required for interim periods ending after December 15, 2003. We are evaluating the impact, if any, of this provision of the Interpretation.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for the classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The adoption of SFAS 150 is not expected to have a material effect on our financial condition or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the quarter ended October 31, 2003, we generated 7% of our revenues outside the United States. International sales usually are made by our foreign operations or value added resellers, and are denominated typically in U.S. Dollars, British Pounds Sterling, or Euros. However, the expenses that we incur in our foreign operations are denominated in the local currency. The effect of foreign exchange rate fluctuations on us during the quarter ended October 31, 2003 was not material. We have not engaged in any hedging activities.

Interest rates. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. Dollars. The fair market value and carrying value of securities held at October 31, 2003 were both approximately $27.6 million.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of a local bank. The operating cash balances we hold at banks outside the United States are minor and denominated in the local currency.

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

The Company’s Chief Executive Officer and Chief Financial Officer have, as of the end of the period covered by this report, evaluated the effectiveness of the Company’s disclosure controls and procedures designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that said information was accumulated and communicated to management as appropriate to allow management to make timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its 2003 Annual Meeting of Shareholders on August 19, 2003.

(b)	The shareholders elected the following directors at the meeting: Frederick E. Cooper and Parker H. Petit

The terms of the following directors continued after the meeting:

James C. Edenfield, J. Michael Edenfield and John A. White

(c)	At the Company’s 2003 Annual Meeting of Shareholders, the only Shareholder vote taken was with respect to the election of directors. Two current directors were nominated for re-election to a three-year term, and were re-elected. There were no other nominees for director. The specific results of that shareholder vote was as follows:

Frederick E. Cooper: Votes “For:” 12,973,056; Withholding Authority to Vote “For:” 5,570

Parker H. Petit: Votes “For:” 12,973,056; Withholding Authority to Vote “For:” 5,570

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibits 31.1-31.2 Rule 13a-14(a)/15d-14(a) Certifications

Exhibits 32.1-32.2 Section 906 Certifications

(b)	The following report on Form 8-K was furnished during the quarter ended October 31, 2003:

1.	Report on Form 8-K dated August 20, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGILITY, INC.

Date: December 11, 2003	By:	/s/ J. Michael Edenfield
J. Michael Edenfield President and Chief Executive Officer

Date: December 11, 2003	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer

Date: December 11, 2003	By:	/s/ Deirdre J. Lavender
Deirdre J. Lavender Controller and Principal Accounting Officer