Form 10-Q
period 2004-01-31
LOGILITY INC
filed 2004-03-15
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at March 12, 2004
Common Stock, no par value	13,140,804 Shares

LOGILITY, INC.

Form 10-Q

Quarter Ended January 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LOGILITY, INC.

Condensed Balance Sheets (Unaudited)

(in thousands, except share data)

	January 31, 2004	April 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$7,279	$8,573
Investments	22,090	18,440
Trade accounts receivable, less allowance for doubtful accounts of $207 at January 31, 2004 and $189 at April 30, 2003:
Billed	3,142	3,112
Unbilled	1,166	2,727
Prepaid expenses and other current assets	482	328

Total current assets	34,159	33,180
Furniture and equipment, less accumulated depreciation and amortization	294	591
Capitalized computer software development costs, less accumulated amortization	6,552	6,947
Other assets, net	839	784

	$41,844	$41,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$391	$52
Accrued compensation and related costs	1,104	1,621
Other current liabilities	642	1,502
Deferred revenue	5,138	5,531
Due to American Software, Inc.	2,206	1,972

Total current liabilities	9,481	10,678

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 13,959,069 and 13,890,839 shares issued at January 31, 2004 and April 30, 2003, respectively	—	—
Additional paid-in capital	44,924	44,712
Accumulated deficit	(7,444)	(9,088)
Treasury stock, at cost – 818,265 and 745,965 shares at January 31, 2004 and April 30, 2003, respectively	(5,117)	(4,800)

Total shareholders’ equity	32,363	30,824

	$41,844	$41,502

See accompanying notes to condensed financial statements - unaudited.

Item 1. Financial Statements (continued)

LOGILITY, INC.

Condensed Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Revenues:
License fees	$2,562	$2,342	$4,847	$5,355
Services and other	1,120	1,335	3,855	4,112
Maintenance	2,832	2,772	8,341	8,183

Total revenues	6,514	6,449	17,043	17,650

Cost of revenues:
License fees	1,076	1,133	3,045	2,890
Services and other	611	733	1,978	2,649
Maintenance	461	443	1,363	1,390

Total cost of revenues	2,148	2,309	6,386	6,929

Gross margin	4,366	4,140	10,657	10,721

Operating expenses:
Research and development	1,337	1,312	4,097	4,047
Less: capitalized computer software development costs	(801)	(668)	(2,452)	(2,157)
Sales and marketing	1,985	1,755	5,205	5,657
General and administrative	901	898	2,382	2,590

Total operating expenses	3,422	3,297	9,232	10,137

Operating income	944	843	1,425	584

Other income, net	109	84	219	466

Income before income taxes	1,053	927	1,644	1,050
Income taxes	—	—	—	—

Net earnings	$1,053	$927	$1,644	$1,050

Basic net earnings per common share	$0.08	$0.07	$0.13	$0.08

Diluted net earnings per common share	$0.08	$0.07	$0.12	$0.08

Shares used in the calculation of earnings per common share:
Basic	13,111	13,177	13,117	13,196

Diluted	13,343	13,195	13,323	13,206

See accompanying notes to condensed financial statements - unaudited.

Item 1. Financial Statements (continued)

LOGILITY, INC.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended January 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$1,644	$1,050
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,224	2,965
(Increase) decrease in assets:
Accounts receivable	1,531	244
Prepaid expenses and other assets	(209)	100
Increase (decrease) in liabilities:
Due to American Software, Inc.	234	135
Accounts payable, accrued costs and other current liabilities	(1,038)	(500)
Deferred revenues	(393)	290

Net cash provided by operating activities	4,993	4,284

Cash flows from investing activities:
Additions to capitalized computer software development costs	(2,452)	(2,157)
Proceeds from maturities of investments	74,714	68,089
Purchases of investments	(78,364)	(66,681)
Purchases of furniture and equipment	(80)	(60)

Net cash used in investing activities	(6,182)	(809)

Cash flows from financing activities:
Repurchases of common stock	(317)	(203)
Proceeds from exercise of stock options	212	9

Net cash used in financing activities	(105)	(194)

Net change in cash and cash equivalents	(1,294)	3,281

Cash and cash equivalents at beginning of period	8,573	7,721

Cash and cash equivalents at end of period	$7,279	$11,002

See accompanying notes to condensed financial statements - unaudited.

LOGILITY, INC.

Notes to Condensed Financial Statements - Unaudited

January 31, 2004

A. Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. You should review these financial statements in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003, as filed with the SEC. The financial information we present in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period.

We are an approximately 86% owned subsidiary of American Software, Inc., a publicly held provider of enterprise resource planning and supply chain management software solutions (NASDAQ – AMSWA).

B. Industry Segments

We have adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in one segment, providing business-to-business collaborative commerce solutions to optimize supply chain operations for manufacturers, distributors and retailers.

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

License. We recognize license revenue in connection with license agreements for standard proprietary software upon delivery of the software, provided that we consider collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, we recognize revenue under the residual method as permitted by SOP 98-9, whereby (1) we defer the total fair value of the undelivered elements, as indicated by VSOE, and subsequently recognize the value of these elements in accordance with SOP 97-2 and (2) we recognize the difference between the total arrangement fee and the deferred amount as revenue related to the delivered elements.

LOGILITY, INC.

Notes to Condensed Financial Statements - Unaudited (Continued)

January 31, 2004

Services and Other. Revenue derived from services and other primarily includes revenues from consulting, implementation, and training. We bill under both time and materials and fixed fee arrangements and recognize revenues as we perform the services. We classify the reimbursements that we receive for travel and other out-of-pocket expenses incurred in connection with consulting, implementation, and training services as revenue in our statements of operations.

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

We generally bill maintenance fees annually in advance. We recognize maintenance revenue ratably over the term of the maintenance agreement. In situations where we bundle all or a portion of the maintenance fee with the license fee, we determine VSOE for maintenance based on prices that apply when we sell maintenance separately.

Indirect Channel Revenue. We recognize a sale that we make through indirect channels when the distributor makes the sale to an end-user, or upon delivery to the reseller, when the license fee is fixed and determinable, the license fee is nonrefundable, and all other conditions of SOP 97-2 and SOP 98-9 are met.

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

LOGILITY, INC.

Notes to Condensed Financial Statements - Unaudited (Continued)

January 31, 2004

The numerator in calculating both basic and diluted net earnings per common share for each period is the same as net earnings. The denominator is based on the following number of common shares:

	Three Months ended January 31,		Nine Months ended January 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Common Shares:
Weighted average common shares outstanding	13,111	13,177	13,117	13,196
Dilutive effect of outstanding stock options	232	18	206	10

Total	13,343	13,195	13,323	13,206

Net earnings:	$1,053	$927	$1,644	$1,050

Net earnings per common share:
Basic	$0.08	$0.07	$0.13	$0.08

Diluted	$0.08	$0.07	$0.12	$0.08

For the three months ended January 31, 2004, we excluded from the computation of diluted earnings per share options to purchase 57,025 shares of common stock, and for the nine months ended January 31, 2004, we excluded from that computation options to purchase 131,726 shares of common stock. For the three months ended January 31, 2003, we excluded options to purchase 416,348 shares of common stock, and for the nine months ended January 31, 2003, we excluded options to purchase 699,205 shares of common stock from that computation. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of January 31, 2004, we had a total of 710,149 options outstanding and as of January 31, 2003, we had a total of 786,194 options outstanding.

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

LOGILITY, INC.

Notes to Condensed Financial Statements - Unaudited (Continued)

January 31, 2004

The following table illustrates the pro forma effect on net earnings if we had applied the fair-value-based method in each period:

	Three months ended January 31		Nine months ended January 31
	2004	2003	2004	2003
	(In thousands, except per share data)		(In thousands, except per share data)
Net earnings as reported	$1,053	$927	$1,644	$1,050
Less total stock-based compensation expense determined under fair value based method for all awards	(118)	(226)	(430)	(722)

Pro forma net earnings	$935	$701	$1,214	$328

Basic earnings per share:
As reported	$0.08	$0.07	$0.13	$0.08
Pro forma	$0.07	$0.05	$0.09	$0.02

Diluted earnings per share:
As reported	$0.08	$0.07	$0.12	$0.08
Pro forma	$0.07	$0.05	$0.09	$0.02

G. Agreements with American Software, Inc. (“ASI”)

We have entered into certain contractual arrangements with ASI, as described below. Because ASI owns a majority of our shares, the terms of these agreements do not reflect arm’s length negotiation. However, management believes that the rates negotiated in the agreements reflect fair market values.

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

LOGILITY, INC.

Notes to Condensed Financial Statements - Unaudited (Continued)

January 31, 2004

Services Agreement—We purchase or sell various services from or to ASI based upon various cost methodologies as described below:

	Service	Cost methodology	Three months ended January 31, 2004	Three months ended January 31, 2003	Nine months ended January 31, 2004	Nine months ended January 31, 2003
•	General corporate services, including accounting and insurance expense	Apportioned based on formula to all ASI subsidiaries	$250,000	$256,000	$805,000	$861,000

•	Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	9,000	17,000	43,000	36,000

•	Employee benefits services	Apportioned based on formula to all ASI subsidiaries	4,000	7,000	12,000	26,000

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

Facilities Agreement—We lease various properties from ASI for specified square foot rates pursuant to a Facilities Agreement dated August 1, 1997, which the parties have renewed automatically annually since the initial two-year term. The stated term of the agreement is for two years with automatic oneyear extensions; however, either party may terminate the agreement after a 90 day notice. ASI also allocates utilities, telephone and security expenses under this agreement based on our percentage of occupancy. Our lease of space at any facility under the agreement is limited by the term of the underlying lease between ASI and a landlord with respect to any facility leased by ASI and is subject to the disposition by ASI of any facility that ASI owns. The parties valued the services related to this agreement at $117,000 for the three months ended January 31, 2004, $116,000 for the three months ended January 31, 2003, $346,000 for the nine months ended January 31, 2004, and $354,000 for the nine months ended January 31, 2003. These costs include lease expense, utilities expense, telephone expense and security expenses.

Marketing License Agreement—Effective August 1, 2002, we entered into a Marketing License Agreement (the “Marketing License Agreement”) with American Software, USA (“USA”), a wholly-owned subsidiary of ASI, in which USA agreed to act as a nonexclusive marketing representative for licensing of our products. The Marketing License Agreement provided that we pay USA 30% of net license fees collected by us for its services. The parties have had similar agreements in effect since 1997. The Marketing License Agreement expired July 31, 2003 and has not been extended. We incurred no payment obligations under the Marketing License Agreement for the three and nine months ended January 31, 2004, and for the three months ended January 31, 2003. The parties valued the services related to the Marketing License Agreement at $62,000 for the nine months ended January 31, 2003.

LOGILITY, INC.

Notes to Condensed Financial Statements - Unaudited (Continued)

January 31, 2004

Technology License Agreement—We have granted ASI a nonexclusive, nontransferable, worldwide right and license to use, execute, reproduce, display, modify and prepare derivatives of our Supply Chain Planning and Execution Solutions, which we call the Logility Voyager Solutions product line (which ASI had transferred to us), so that ASI may maintain and support end-users of the software products and for no other purpose. The license is fully paid and royalty-free. Pursuant to this Agreement, the parties disclose to one another any enhancements and improvements that they may make or acquire in relation to a Logility Voyager Solutions product, subject to third-party confidentiality requirements. The term of this Agreement is indefinite, although we may terminate the Agreement for cause, and ASI may terminate it at any time upon 60 days’ prior written notice to us. Upon termination of this Agreement, all rights to Logility Voyager Solutions products that we license to ASI revert to us, while all rights to enhancements and improvements ASI make to Logility Voyager Solutions products revert to ASI.

Stock Option Agreement—We have granted ASI an option to purchase that number of shares of our common stock that would enable ASI to maintain the 80% ownership percentage required to consolidate Logility in ASI’s consolidated Federal income tax return. The purchase price of the option is the average of the closing price on each of the five business days immediately preceding the date of payment.

H. Lease Commitments

We occupy our principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note “G”). Amounts allocated to the Company for rent expense for these facilities were $82,000 for the three months ended January 31, 2004 and the three months ended January 31, 2003, $245,000 for the nine months ended January 31, 2004, and $248,000 for the nine months ended January 31, 2003. The Facilities Agreement, summarized above, is the basis for the calculation of these amounts. In addition, we have various other operating facilities leases. Rent expense under these operating facilities leases was $34,000 for the three months ended January 31, 2004, $128,000 for the three months ended January 31, 2003, $93,000 for the nine months ended January 31, 2004, and $354,000 for the nine months ended January 31, 2003.

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

BUSINESS OVERVIEW

We provide collaborative supply chain solutions to help streamline and optimize the management, production and distribution of products between manufacturers, suppliers, distributors, retailers, carriers and other organizations and their respective trading partners. The supply chain refers to the complex network of relationships that organizations maintain with trading partners (customers, suppliers and carriers) to source, manufacture, and deliver products and services to the customer and includes demand chain, supply chain, logistics, warehouse management and business-to-business process management for collaborative relationships between customers, suppliers and carriers. Our solutions help enterprises build competitive advantages and increase profitability by significantly reducing costs, increasing revenues, improving operational efficiencies and collaborating with suppliers and customers to more effectively respond to dynamic market conditions.

We derive revenues primarily from three sources: software licenses, services, and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, consulting and customization services. We bill under both time and materials and fixed fee arrangements and recognize revenues as we perform services. Maintenance agreements typically are for a one- to three-year term and usually are entered into at the time of the initial product license. We generally bill maintenance fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, salaries and benefits, and royalties paid to third-party software vendors. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, and other personnel-related expenses.

Our selling expenses generally include the salary and commissions paid to our sales professionals, along with marketing, promotional, travel and associated costs. Our general and administrative expenses generally include the salary and benefits paid to executive, corporate and support personnel, as well as office rent, utilities, communications expenses, and various professional fees.

We currently view the following factors as the primary opportunities and risks associated with our business:

•	The opportunity to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and service providers to integrate the Logility Voyager Solutions suite into their services and products and to create joint marketing opportunities; we currently have a number of marketing alliances, including those with IBM and SSA Global Technologies;

•	The opportunity for select acquisitions or investments to provide opportunities to expand our sales distribution channels and/or broaden our product offering by providing additional solutions for our target markets;

•	Our dependence on, and the risks associated with, the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control;

•	The risk that our competitors may develop technologies that are substantially equivalent or superior to our technology; and

•	The risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive; some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad. In recent years, the weakness in the overall world economy, and the U.S. economy in particular, has resulted in reduced expenditures in the business software market. As a result of these economic conditions, as well as increased competition in the business application area, we restructured our business in the first half of fiscal 2001 in order to become profitable. Our restructuring consisted of changes in sales management, a redirection of marketing efforts, and general reductions in expenditure levels across all functional areas. Primarily as a result of this restructuring, we have recorded positive operating and net earnings for eleven out of the past twelve consecutive quarters.

We believe that the overall world economy, the U.S. economy, and the economic environment for business software spending appear to be improving slightly. Although this improvement could slow or regress at any time, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines are improving slightly, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to the economic downturn.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2004 and 2003:

	Percentage of Total Revenues		Pct. Change in Dollars
	2004	2003	2004 vs 2003
Revenues:
License fees	39%	36%	9%
Services and other	18	21	(16)
Maintenance	43	43	2

Total revenues	100	100	1

Cost of revenues:
License fees	17	18	(5)
Services and other	9	11	(17)
Maintenance	7	7	4

Total cost of revenues	33	36	(7)

Gross margin	67	64	5

Operating expenses:
Research and development	21	20	2
Less: Capitalized computer software development costs	(12)	(10)	20
Sales and marketing	30	27	13
General and administrative	14	14	—

Total operating expenses	53	51	4

Operating income	14	13	12

Other income, net	2	1	30

Income before income taxes	16	14	14
Income taxes	—	—	—

Net earnings	16%	14%	14%

COMPARISON OF RESULTS OF OPERATIONS

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2004 and 2003:

	Percentage of Total Revenues		Pct. Change in Dollars
	2004	2003	2004 vs 2003
Revenues:
License fees	28%	30%	(9)%
Services and other	23	24	(6)
Maintenance	49	46	2

Total revenues	100	100	(3)

Cost of revenues:
License fees	18	16	5
Services and other	11	15	(25)
Maintenance	8	8	(2)

Total cost of revenues	37	39	(8)

Gross margin	63	61	(1)

Operating expenses:
Research and development	24	23	1
Less: Capitalized computer software development costs	(14)	(12)	14
Sales and marketing	31	32	(8)
General and administrative	14	15	(8)

Total operating expenses	55	58	(9)

Operating income	8	3	144

Other income, net	1	3	(53)

Income before income taxes	9	6	57
Income taxes	—	—	—

Net earnings	9%	6%	57%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2004 AND 2003:

REVENUES:

For the quarter ended January 31, 2004, the increase in revenues is primarily attributable to an increase in license fee revenues, partially offset by a decrease in services revenues. The decline in revenues for the nine months ended January 31, 2004 is primarily attributable to decreases in license fee revenues and services revenues, partially offset by an increase in maintenance revenues.

International revenues represented approximately 7% of total revenues in the quarter ended January 31, 2004, compared to approximately 22% in the same period a year ago, and international revenues represented approximately 8% of total revenues in the nine months ended January 31, 2004, compared to approximately 15% in the same period a year ago. These decreases were due primarily to two significant international license fee transactions in the prior year periods. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

No single customer accounted for more than 10% of our total revenues in the quarters and nine months ended January 31, 2004 and January 31, 2003.

LICENSES. The decline in license fees in the nine months ended January 31, 2004 was primarily the result of continued slow economic conditions in the first and second quarters of this period, which negatively impacted the global supply chain market through reduced capital spending. This slowdown in capital spending has adversely affected virtually all industry participants. However, in the quarter ended January 31, 2004, economic and industry conditions stabilized, and market receptiveness for our products improved. Our license fee revenues increased for the quarter ended January 31,2004 when compared to the prior year period due to these factors.

The direct sales channel provided approximately 84% of license fee revenues for the quarter ended January 31, 2004, compared to approximately 88% in the comparable quarter a year ago, and provided approximately 83% in the nine months ended January 31, 2004, compared to approximately 87% in the same period a year ago. For the quarter ended January 31, 2004, our margins after commissions on direct sales were approximately 88%, and our margins after commissions on indirect sales were approximately 94%. For the nine months ended January 31, 2004, our margins after commissions on direct sales were approximately 89%, and our margins after commissions on indirect sales were approximately 93%.

SERVICES AND OTHER. The decreases for both the quarterly and nine-month periods were primarily the result of lower software implementation services related to decreased license fees in recent periods. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. Our increases in maintenance revenues, period to period, generally are due to increases in the installed base of our software. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Three months ended January 31,				Nine months ended January 31,
($000’s omitted)	2004		2003		2004		2003
Gross margin on license fees:	$1,486	58%	$1,209	52%	$1,802	37%	$2,465	46%
Gross margin on services and other:	$509	45%	$602	45%	$1,877	49%	$1,463	36%
Gross margin on maintenance:	$2,371	84%	$2,329	84%	$6,978	84%	$6,793	83%

Total gross margin:	$4,366	67%	$4,140	64%	$10,657	63%	$10,721	61%

For the quarter ended January 31, 2004, the increase in total gross margin was due primarily to an increase in license fee revenues and gross margin on license fees. For the nine months ended January 31, 2004, the increase in total gross margin was due primarily to an increase in gross margin on services revenues, partially offset by a decrease in gross margin on license fees.

LICENSES. The increase in gross margin on license fees for the quarter ended January 31, 2004 was due primarily to higher license fee revenues, while the decrease in gross margin on license fees for the nine months was due to lower license fee revenues in the first two quarters of the fiscal year. License fee gross margin tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, which is the primary component of cost of license fees.

SERVICES AND OTHER. For the quarter ended January 31, 2004, we were able to maintain a constant services and other gross margin percentage while the dollar amount of services and other gross margin declined because we were able to reduce the cost of services in proportion to the dollar decrease in services revenues. For the nine months ended January 31, 2004, the increase in gross margin was due primarily to cost reduction efforts, partially offset by the decrease in services and other revenues.

MAINTENANCE. For the quarter and nine months ended January 31, 2004, maintenance gross margin was relatively unchanged, as we were able to adjust our maintenance costs to closely match our maintenance revenues.

EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended ($000’s omitted)
	January 31, 2004	Percent Change	January 31, 2003
Gross product research and development costs	$1,337	2%	$1,312
Percentage of total revenues	21%		20%
Less: Capitalized computer software research and development costs	$(801)	20%	$(668)
Percentage of gross product research and development costs	60%		51%

Product research and development expenses	$536	(17)%	$644
Percentage of total revenues	8%		10%

	Nine Months Ended ($000’s omitted)
	January 31, 2004	Percent Change	January 31, 2003
Gross product research and development costs	$4,097	1%	$4,047
Percentage of total revenues	24%		23%
Less: Capitalized computer software development costs	$(2,452)	14%	$(2,157)
Percentage of gross prod.dev. costs	60%		53%

Product development expenses	$1,645	(13)%	$1,890
Percentage of total revenues	10%		11%

For the quarter and nine months ended January 31, 2004, capitalized software development costs increased at a higher rate than gross product research and development costs, when compared to the prior year periods. We typically capitalize higher levels of development costs towards the end of the development phase of a large project. In the nine months ended January 31, 2004, we ended the development phase of Logility Voyager Solutions 7.0, which caused an increase in capitalized development costs during the period. Due to the ending of this development phase, we expect capitalized development costs to show a decreasing trend in coming quarters.

SALES AND MARKETING. For the quarter ended January 31, 2004, sales and marketing expenses increased 13% from the same period a year ago, to approximately $2.0 million, due primarily to increased sales commissions related to the increase in license fees, and to a lesser extent increased spending on marketing efforts such as trade show activities. In the nine months ended January 31, 2004, sales and marketing expenses decreased 8%, due primarily to decreased sales commissions related to the decrease in license fees when compared to the nine months ended January 31, 2003.

GENERAL AND ADMINISTRATIVE. For the quarter ended January 31, 2004, general and administrative expenses remained level at approximately $900,000. For the nine months ended January 31, 2004, general and administrative expenses decreased 8%, to approximately $2.4 million, due primarily to cost reduction efforts during the first and second quarters of the current fiscal year. For the three months ended January 31, 2004, we did not incur a provision for doubtful accounts, compared to $45,000 taken in the prior year period. For the three months ended January 31, 2004, the average number of total employees was approximately 126, compared to approximately 124 for the three months ended January 31, 2003.

OTHER INCOME:

Other income is comprised of earnings from the investment of our cash reserves. Our investments are short-term in nature, and all investments mature within one year. Investments consist of money market funds, U.S. Government Securities, A1/P1 rated commercial paper, and minimum A- rated corporate bonds. For the three months ended January 31, 2004, these investments generated an annualized yield of approximately 1.1%, compared to approximately 1.9% for the three months ended January 31, 2003. For the nine months ended January 31, 2004, these investments generated an annualized yield of approximately 1.2%, compared to approximately 2.3% for the nine months ended January 31, 2003.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software, Inc. However, we provide for income taxes as if we were filing a separate income tax return. For the quarter and nine months ended January 31, 2004, we did not record any income taxes, as a result of cumulative net operating losses in prior years.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Sources and Uses of Cash

We have historically funded, and continue to fund, our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash that operating activities provide generally reflect changes in our net income and non-cash operating items plus the effect of changes in our operating assets and liabilities, such as trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue. We have no debt obligations or off-balance sheet financing arrangements and therefore we use no cash for debt service purposes.

The following tables show summary information about our cash flows and liquidity positions during the nine months ended January 31, 2004 and January 31, 2003. You should read this table and the discussion that follows in conjunction with our condensed statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

	Nine Months Ended January 31(000’s omitted)
	2004	2003
Net cash provided by operating activities	$4,993	$4,284
Net cash used in investing activities	(6,182)	(809)
Net cash used in financing activities	(105)	(194)

Net change in cash and cash equivalents	$(1,294)	$3,281

For the nine months ended January 31, 2004, the increase in cash provided by operating activities was due primarily to a decrease in accounts receivable, partially offset by a decrease in accounts payable, accrued costs and other liabilities. The decrease in accounts receivable was attributable to better collection efforts, and to a lesser extent the decrease in total revenues for the period.

The increase in cash used in investing activities for the nine months ended January 31, 2004 when compared to the prior year period was due primarily to increased purchases of short-term investments. For the nine months ended January 31, 2004, cash used in financing activities decreased when compared to the prior year period, due primarily to increases in proceeds from the exercise of stock options, partially offset by increased repurchases of common stock in the first two quarters of the current fiscal year.

Days Sales Outstanding in accounts receivable were 62 days as of January 31, 2004, compared to 83 days as of January 31, 2003. This decrease was due primarily to better collection efforts. Our current ratio on January 31, 2004 was 3.6 to 1.

	As of January 31 (000’s omitted)
	2004	2003
Cash and cash equivalents	$7,279	$11,002
Investments	22,090	13,983

Total cash and investments	$29,369	$24,985

Net increase in total cash and investments (nine months ended Jan. 31)	$2,356	$1,873

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $29.4 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor American Software currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998, at which time we adopted an additional repurchase plan for up to 800,000 shares. In February 2003, our Board of Directors approved a resolution authorizing us to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases would depend on market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For these repurchase plans, through March 12, 2004, we had purchased a cumulative total of 818,265 shares at a total cost of approximately $5.1 million. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under existing repurchase programs.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements applicable to the Company beyond those we reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003, as filed with the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are both important to the portrayal of our financial condition and results of operations, and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Annual Report on Form 10-K for the fiscal year ended April 30, 2003, as filed with the SEC, we described the policies and estimates relating to revenue recognition, allowance for doubtful accounts, valuation of long-lived and intangible assets, and income taxes as our critical accounting policies, and since then, we have made no changes to our reported critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the quarter ended January 31, 2004, we generated 7% of our revenues outside the United States. We usually make international sales directly through our foreign operations or through value added resellers. We typically denominate these sales in U.S. Dollars, British Pounds Sterling, or Euros. However, we denominate the expenses that we incur in our foreign operations in the local currency. The effect of foreign exchange rate fluctuations on us during the quarter ended January 31, 2004 was not material. We have not engaged in any hedging activities.

Interest rates. We have no debt, so we have limited our discussion of interest rate risk to risks associated with our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. Dollars. The fair market value and carrying value of securities held at January 31, 2004 were both approximately $28.8 million.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes repurchases of our stock in the quarter ended January 31, 2004:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2003 through November 30, 2003	—	—	—	731,835

December 1, 2003 through December 31, 2003	—	—	—	731,835

January 1, 2004 through January 31, 2004	—	—	—	731,835

Total Fiscal 2004 Third Quarter	—	—	—	731,835

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibits 31.1-31.2 Rule 13a-14(a)/15d-14(a) Certifications

Exhibits 32.1-32.2 Section 906 Certifications

(b) The following report on Form 8-K was furnished during the quarter ended January 31, 2004:

1.	Report on Form 8-K dated November 18, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGILITY, INC.

Date: March 12, 2004	By:	/s/ J. Michael Edenfield J. Michael Edenfield President and Chief Executive Officer

Date: March 12, 2004	By:	/s/ Vincent C. Klinges Vincent C. Klinges Chief Financial Officer

Date: March 12, 2004	By:	/s/ Deirdre J. Lavender Deirdre J. Lavender Controller and Principal Accounting Officer