Form 10-K
period 2004-04-30
LOGILITY INC
filed 2004-07-14
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

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

Common Shares, No Par Value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At October 31, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, 13,101,644 Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of Common Shares as quoted on the NASDAQ National Market System at October 31, 2003) of the Common shares held by non-affiliates was approximately $8.2 million. At July 9, 2004, 13,075,792 Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2004 are incorporated by reference into Part III.

LOGILITY, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2004

PART I

Item 1.    Business

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our stockholders and to the public. This report contains forward-looking statements, including, in particular, statements about our goals, plans, objectives, beliefs, expectations and prospects, under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You can identify these statements by forward-looking words such as “anticipate,” “intend,” “plan,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive,” “will,” “seek,” “estimate,” “believe,” “expect,” and similar expressions that convey uncertainty of future events or outcomes . Any forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

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

We derive revenues primarily from three sources: software licenses, services, and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, consulting and customization services. We bill primarily under time and materials arrangements and recognize revenues as we perform services. Maintenance agreements typically are for a one- to three-year term, usually commencing the time of the initial product license. We generally bill maintenance fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, salaries and benefits, and royalties paid to third-party software vendors. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, and other personnel-related expenses.

Our selling expenses generally include the salary and commissions we pay to our sales professionals, along with marketing, promotional, travel and associated costs. Our general and administrative expenses generally include the salary and benefits we pay to executive, corporate and support personnel, as well as office rent, utilities, communications expenses, and various professional fees.

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

Today, several market trends are driving organizations to expand collaboration with trading partners along the supply chain. A general shift in market power has forced manufacturers and distributors to become more responsive to retailers and consumers, which has increased the demand for improved planning capabilities. At the same time, global economic conditions and competitive pressures are forcing manufacturers to reduce costs, decrease order cycle times and improve operating efficiencies. As a result, manufacturers, distributors and retailers are increasingly under pressure to better manage the supply chain as they seek to improve manufacturing efficiency and logistics operations while maintaining flexibility and responsiveness to changing market conditions and specific customer demands. These pressures are compounded by the increasing complexity and globalization of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

The growth and rapid adoption of the Internet has enhanced the ability of organizations to integrate their business processes through collaborative planning to synchronize internal assets and production with external demand and supplier capabilities. Global Internet technology adoption and supply chain strategies are converging to create a competitive advantage by reducing the cost of goods sold, improving customer service, building global brands and increasing global supply chain visibility as companies move product to market quicker. Our customers’ goals are to cost effectively provide the right product in the right place at the right time at a competitive price.

To leverage the Internet for commercial benefit and facilitate enhanced collaboration among the various trading partners in the supply chain, organizations are increasingly deploying business-to-business application solutions to address their planning and supply chain execution requirements. The planning function involves the use of information to facilitate the on-time delivery of the right products to the correct location and at the lowest cost. The planning process focuses on demand forecasting, inventory simulation, global sourcing, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to increase revenues, improve forecast accuracy, optimize production scheduling, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service.

The supply chain execution function addresses procuring, manufacturing, warehousing, order fulfilling and distributing products throughout the supply chain. Within the supply chain execution function, organizations are increasing their focus on the effective management of warehouse and transportation operations and the need for integration with planning systems and other enterprise applications, in order to increase the efficient and effective fulfillment of customer orders in the business-to-business and the business-to-consumer sectors.

In a recent report entitled “Increase Profitability by Mastering Demand,” (April 22, 2004), a leading information technology analyst firm, AMR Research, stated that “increased demand visibility is achieved across the supply chain through increased collaboration with supply chain partners. With that better visibility comes perfect order performance. Inter-enterprise collaboration, a byproduct of the Demand-Driven Supply Network (DDSN), is vital to success in mastering demand in this new business context. With better demand forecast accuracy, companies average 15% lower inventories, 17% stronger perfect order fulfillment, and 35% shorter cash-to-cash cycle times.”

In order to effectively manage and coordinate supply chain activities, companies require supply chain planning, global sourcing, supply chain execution, and supply chain event management software that provides for integrated communication, optimization and collaboration among the various constituents throughout the supply chain network. This enhanced collaboration synchronizes production plans with demand forecasts, thereby minimizing bottlenecks that lead to production delays and excess inventory. According to the Voluntary Interindustry Commerce Standards Association (VICS), of which a representative of Logility is on the VICS Collaborative Planning, Forecasting and Replenishment (CPFR®) Steering Committee and leads the CPFR Deployment Working Group, “CPFR is a business process model for supply chain partners to coordinate plans in order to reduce variance between supply and demand.” CPFR is a business model that changes the nature of the relationship between trading partners. VICS developed it in conjunction with major retailers, manufacturers and suppliers to enable effective collaboration.

In addition, companies seek integrated planning and supply chain execution systems that further optimize the flow of products to their customers through enhanced transportation and warehouse management capabilities. Organizations are also demanding solutions that are modular and scaleable to fit the changing needs of the organization and offer rapid deployment and time-to-benefit.

Logility Products and Services

Leveraging our supply chain management expertise, Logility has been an innovator in developing and deploying collaborative supply chain management solutions, with our first Internet-based collaborative planning solution implemented in 1996. We continue to invest and expand our innovative solutions, which support the CPFR standards defined by VICS. Our systems also support other emerging collaborative supply chain management standards for transportation and distribution center management such as RFID, or radio frequency identification, a technology that uses radio waves to uniquely identify items. In the future, RFID will reduce labor costs in distribution centers, increase order accuracy, enhance visibility of inventory in transit, accelerate replenishment and provide greater operational efficiency throughout the supply chain.

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

Logility Voyager Solutions™ consist of an Internet and client/server based, integrated software suite that provides advanced supply chain management including collaborative planning, strategic network design, optimized supply sourcing, production management, warehouse management, and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, manage global sourcing initiatives, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service.

The Logility Voyager Solutions software suite is modular and scaleable to meet the management requirements of complex organizations involving tens of thousands of products across multiple sites. In addition, our solutions readily interface with a broad range of existing enterprise applications deployed on a variety of Internet and client/server operating environments and platforms. We have licensed one or more modules of Logility Voyager Solutions to more than 420 companies worldwide, including Bissell, ConAgra, Elizabeth Arden, Epson America, Florida Power & Light, Huhtamaki (UK) Limited, Komatsu, L’Oreal USA, McCain Foods Limited, Mercury Marine, Pernod-Ricard, Pfizer, Porsche, Shaw Industries, Sigma Aldrich, The Coleman Company, VF Corporation, and xpedx. We sell our products and services through direct and indirect channels. We derived approximately 8% of our revenues in the fiscal year ended April 30, 2004 from international sales.

Key Benefits

The key benefits of our software solutions and services include the following:

End-to-End Supply Chain Management.    Logility Voyager Solutions provide functionality that addresses both the flow of information and the flow of products throughout the supply chain. By using our comprehensive supply chain planning software products with our transportation and warehouse management software solutions, Logility Voyager Solutions can more efficiently and accurately coordinate the forecasting, sourcing, production and delivery of products to the customer. This end-to-end approach allows maximum synchronization of activities along the supply chain, including collaboration with external trading partners.

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

Comprehensive Planning Solution.    Our planning solution includes demand, inventory, event, life cycle, replenishment, supply, sourcing, manufacturing, and transportation planning modules that balance demand opportunities with supply constraints through the synchronization of information gathered from supply chain participants. A key benefit of our supply chain planning components is an emphasis on addressing the full range of complex demand planning requirements of our customers, including comprehensive forecasting capabilities that take into account each user’s unique perspective of the supply chain. Additionally, our planning solution implements and manages key business goals such as profit maximization or cost minimization, traditional distribution resource planning (DRP), and advanced planning systems (APS). By applying financial and optimization capabilities to sourcing and production decisions, companies with complex supply chains can synchronize profits, costs, and service while simultaneously considering all supply chain constraints.

Robust Supply Chain Execution Solution.    The Supply Chain Execution components of Logility Voyager Solutions support the needs of single or multi-site distribution and logistics operations. Our software accomplishes this by systematically balancing logistics strategies, customer service policies, carrier effectiveness and inventory levels to optimize warehouse and transportation operations and leverage collaboration with carriers to optimize the distribution network, gain greater visibility of inventory in transit and improve customer service.

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

Open, Scaleable, Internet and Client/Server Architecture.    We have designed our software to use the Internet to reach remote corporate users and incorporate external trading partners. Our application suite integrates with existing in-house and third-party software applications and a variety of operating environments and platforms. The software is scaleable to manage complex processes involving tens of thousands of products across multiple global sites.

Product Features

We designed the Logility Voyager Solutions suite to synchronize demand opportunities with supply constraints, sourcing alternatives and logistics operations. The suite is comprised of a series of Internet and client/server based, integrated modules that provide a robust solution for supply chain management resulting in both internal and external collaboration to streamline the supply chain. Our customers can implement these modules individually, as well as in combinations or as a full solution suite. Logility Voyager Solutions support multiple communications protocols and is designed to operate with industry-standard open technologies, including leading web-based and client/server environments, such as Windows NT/Windows 2000, UNIX, and iSeries (AS/400) on Oracle, Microsoft SQL Server and DB2 databases. The following summarizes key features of our product line:

Module	Features
VALUE CHAIN COLLABORATION
Logility Voyager Collaborate™	•	VICS Collaborative Planning, Forecasting and Replenishment (CPFR) compliant
	•	Collaborative planning with trading partners (customers and suppliers)
	•	Internal Sales and Operations Planning (S&OP)
	•	Open integration architecture supports rapid integration with various forecasting scenarios
	•	Workflows define and tailor business processes
	•	Exception-based management of supply chain business conditions
	•	Deployable in both private and public trading exchanges

Logility Voyager Fulfill™	•	Collaborative warehouse and transportation planning with suppliers, customers and carriers
	•	Private transportation exchange automates load tendering, bids, and shipment status
	•	Open integration architecture
	•	Workflows define and tailor business processes
	•	Exception-based management of order fulfillment business conditions
	•	Deployable in both private and public trading exchanges

Module	Features
DEMAND CHAIN PLANNING
Voyager Demand Planning™	•	Forecasts future demand for items and groups of products
	•	Self-selecting forecast models speed deployment and support continuous improvement
	•	Plans each phase of a product’s life cycle from introduction, maturity, replacement, substitution and retirement
	•	Causal-based forecasting
	•	Promotion profitability simulations
	•	Personalized data views optimize daily activities for each user
	•	Item stratification supports multi-dimensional analysis
	•	Self-correcting model management automatically re-forecasts based on point of sale (POS) data
	•	Drag and drop navigation and data manipulation
	•	Performance management proactively monitors, controls and measures supply chain activities and alerts users to important business conditions

Voyager Inventory Planning™	•	Time-phased view of inventory
	•	Graphical simulations of inventory investments and customer service-level trade-offs
	•	Views of dependent and independent demand
	•	Inventory management variables
	•	Performance management proactively monitors, controls and measures supply chain activities and alerts users to important business conditions

GLOBAL SOURCING MANAGEMENT
Voyager Value Chain Designer™	•	Strategic distribution network optimization
	•	Map customer assignment and facility locations
	•	Balancing customer service levels and cost
	•	Sourcing selection and capacity planning

Voyager Global Sourcing™	•	Request For Information and Request For Proposal management
	•	Vendor bid analysis
	•	Supplier performance score card
	•	Collaborate with off-shore production partners

Voyager Production Visibility	•	Collaborative time and action calendars
	•	Monitor supplier quality
	•	Track supplier production and milestone deliverables
	•	Packaging and labeling compliance
	•	Exception-based management and alert notification

Voyager Supplier Logistics	•	Advanced Ship Notice of inbound supplier shipments
	•	Packaging and labeling compliance
	•	Exception-based management and alert notification

SUPPLY CHAIN PLANNING
Voyager Manufacturing Planning™	•	Enterprise-wide capacity planning
	•	Plant-level scheduling
	•	Supports activity based costing
	•	Optimizes actual costs of sourcing decisions
	•	Interactive simulation
	•	Real-time, in memory model
	•	Distributed and remote visual capacity planning
	•	Remote and collaborative manufacturing

Module	Features
Voyager Supply Planning™	•	Comprehensive constraint-based management of sourcing process
	•	Supports business goals such as profit maximization or cost minimization
	•	Provides available-to-promise (ATP), capable-to-promise (CTP) and profitable-to-promise (PTP) methodologies
	•	Performance management proactively monitors, controls and measures supply chain activities and alerts users to important business conditions

Voyager Replenishment Planning™	•	Supports continuous replenishment strategies
	•	Provides time-phased distribution requirements planning
	•	Proactive action messages
	•	Electronic Data Interchange (EDI) integration
	•	ATP methodologies
	•	Multi-site sourcing and allocation

SUPPLY CHAIN EXECUTION
Logility Voyager Transportation Planning and Management™	•	Multi-modal transportation management
	•	Shipment planning and consolidation evaluates options to provide cost-effective on-time delivery
	•	Comprehensive freight rating and routing database
	•	Carrier selection
	•	Load tendering
	•	Shipment confirmation
	•	Freight audit and payment control
	•	Shipment documentation and tracking
	•	Performance management proactively monitors, controls and measures supply chain activities and alerts users to important business conditions

Logility Voyager WarehousePRO®	•	Customizable workflows and other features incorporate best-of-breed warehouse practices
	•	Directs all pick, pack and ship activities through hand-held radio frequency devices
	•	User terminals support a variety of languages
	•	Dynamic label and integrated graphical user interface report printing
	•	Supports adoption of Radio Frequency Identification Device (RFID) technologies
	•	Performance management proactively monitors, controls and measures supply chain activities and alerts users to important business conditions

LOGILITY VOYAGER SOLUTIONS FOR COLLABORATIVE SUPPLY CHAIN MANAGEMENT

These applications allow companies to plan, manage, optimize and measure their supply chain operations and strategic trading partner relationships for direct material procurement, production, logistics and customer order fulfillment. Logility Voyager Solutions provide a performance-based architecture that allows companies to manage supply chain processes on an exception basis. Customers can proactively monitor, alert, measure and resolve critical supply chain events both within their own companies and throughout the extended value chain, via the Internet.

VALUE CHAIN COLLABORATION

Logility Voyager Collaborate enables companies to communicate easily and share real-time information across the organization and with external trading partners by uniting suppliers, manufacturers, distributors and retailers under the power of common goals and collaborative business processes such as Sales and Operations Planning and VICS collaborative planning, forecasting and replenishment (CPFR) standards that eliminate traditional barriers among trading partners.

Logility Voyager Fulfill provides a private transportation exchange that extends collaboration to carriers, customers and suppliers. Customers and suppliers can view the status of their orders and shipments in transit, while carriers can accept or reject loads offered, bid on loads tendered, provide shipment scheduling and status and see the payment status of previous shipments.

DEMAND CHAIN PLANNING

These solutions provide the visibility to increase forecast accuracy by creating comprehensive overviews of market demand, new product introductions, promotions and inventory policies. As a result, companies can build plans that closely synchronize product supply with market demand.

Voyager Demand Planning helps reconcile differences between high-level business planning and low-level product forecasting. Aligning inventory with customer demand, the solution makes it easier to improve service levels, shorten cycle times and reduce inventory obsolescence. Logility provides control to model market demand for each phase in a product’s lifecycle—including introduction, maturity, replacement, substitution and retirement—so that the right products are available at the point of customer demand. Voyager Demand Planning integrates the marketing department in real time with forecasting, distribution and logistics planning to calculate the impact of promotional plan and events by leveraging advanced algorithms and neural network techniques.

Voyager Inventory Planning dynamically sets time-phased inventory targets based on safety stock and order quantity rules. These targets help to effectively measure the trade-off of inventory investment and desired customer service levels. Built around industry best practices, Inventory Planning enhances planning and scheduling of inventory while taking into consideration replenishment frequency and order size, seasonal build and manufacturing plans. Companies can apply service level targets and policies individually to each product within an enterprise or uniformly throughout the various product lines.

GLOBAL SOURCING MANAGEMENT

Global Sourcing Management gives customers the freedom to cost-effectively source and manufacture anywhere in the world to gain a competitive advantage without compromising quality or product availability.

Voyager Value Chain Designer provides a strategic view of the supply chain network. Companies can optimize location decisions, resource allocation, customer assignment, sourcing alternatives and transportation strategies to minimize costs or maximize profitability.

Voyager Global Sourcing automates the sourcing process from proposal management and product specification package delivery to supplier bid analysis, selection and performance management via the Internet.

Voyager Production Visibility utilizes collaborative time and action calendars to monitor supplier production and quality, track milestones, gain packaging and labeling compliance and provide exception-based management of global sourcing initiatives.

Voyager Supplier Logistics provides Advanced Ship Notice (ASN) and tracks supplier shipments from global manufacturing locations to provide greater visibility of inbound logistics and product availability.

SUPPLY CHAIN PLANNING

Logility optimizes material, inventory, production and distribution assets, and synchronizes supply and demand. Simultaneously, multiple supply chain planning models generate plans based on constraints as well as alternative sourcing, production and distribution options.

Voyager Manufacturing Planning models production operations by capturing capacity constraints, such as equipment capabilities, intermediate storage limitations, shop floor calendars and raw material availability and production constraints, such as synchronization of multi-step operations, product sequencing, production changeovers and inventory policies. Manufacturing Planning enables collaborative decision-making by comparing the feasibility and cost effectiveness of various scheduling strategies through the use of simulation.

Voyager Supply Planning supports sourcing options based on business goals such as profit maximization or cost minimization. It also balances manufacturing constraints and applies advanced financial and optimization capabilities to sourcing decisions. Supply Planning enables companies with complex supply chains to balance profits, costs, and service while simultaneously considering all supply chain constraints to satisfy business requirements.

Voyager Replenishment Planning provides future visibility of customer demands, product and material requirements, and the actions needed by suppliers and production teams to satisfy those demands. Replenishment Planning takes into account manufacturing constraints, inventory investment, desired service levels, and current orders and commitments. Replenishment Planning provides support for continuous replenishment strategies, such as Vendor Managed Inventory, Quick Response and Efficient Consumer Response.

SUPPLY CHAIN EXECUTION

Logility provides industry-leading capabilities for optimizing both warehouse and transportation operations. These solutions systematically balance logistics strategies, customer service policies, carrier effectiveness, inventory management and RFID technology to improve efficiency and profitability.

Voyager Transportation Planning and Management provides a performance-driven multi-modal solution that consolidates shipments and determines the optimal transportation mode and carrier to ensure cost-effective on-time delivery of customer orders. The solution includes a Load Control Center that reviews all inbound, outbound and inter-facility shipments and provides an integrated view of all orders requiring shipping decisions. Transportation Planning and Management facilitates the timely execution of the optimized shipping plan and includes load tendering and shipment tracking. The freight audit and payment capabilities enable flexible reporting of landed cost by shipment, customer or product group. The module is designed to reduce freight costs, improve carrier utilization and provide comprehensive freight management reporting.

Voyager WarehousePRO raises shipping and inventory accuracy by optimizing the flow of materials and information through distribution centers. WarehousePRO helps cut operating costs and improve productivity, increase order fill rates, optimize space utilization and improve customer service. The solution is highly flexible and quickly adapts to changing business requirements. WarehousePRO features an extensive workflow library incorporating industry-specific best-practice templates and supports RFID technology for effective warehousing techniques. With built-in standard interfaces to major radio frequency data collection systems, this software delivers more accurate inventory accountability and improved warehouse efficiency for a paperless warehouse environment.

Customers

We primarily target businesses in distribution-intensive markets such as consumer products, apparel, retail, manufacturing and aftermarket service parts distribution, including suppliers, manufacturers, distributors and retailers. A sample of companies that have licensed one or more of our products follows:

Consumer Goods	Chemicals, Oil & Gas, Pharmaceuticals	Manufacturing and Others
Ashley Furniture	Afrox	Corning Cable Systems
Alberto-Culver Company	ALZA Corporation	Dal-Tile Corporation
Bell Sports	Cambrex Karlskoga AB	Florida Power & Light
Canandaigua Wine Company	CITGO Petroleum Corporation	Intertape Polymer Group
Columbia Sportswear Company	Dow	Mercury Marine
ConAgra, Inc.	Genencor International	Mohawk Industries
Elizabeth Arden Inc.	IMC Global	Mohawk Paper
Haverty Furniture Company	Pfizer, Inc.	Peugeot International
Huhtamaki UK	Sigma-Aldrich Corporation	Rand McNally & Company
L’Oreal USA	Stepan Company	Raytheon Marine Company
Malt-O-Meal		Robert Horne Paper Company
Maybelline Inc.		Shaw Industries
Mills Pride	After Market Distribution	Sprint PCS
Nestle Purina Petcare	Delco Remy International	Subaru of America, Inc.
Pernod-Ricard	Donaldson Company	Tyco Plastics and Adhesives
Polo Ralph Lauren	Epson America, Inc.	Weyerhauser
Rockline Industries	Katun Corporation	xpedx
Saks Incorporated	Komatsu America International
Sara Lee Knit Products	Komatsu Europe International
S.C. Johnson & Sons, Inc.	Rheem Manufacturing
The Coca-Cola Company	Standard Motor Products
The Coleman Company
Tiffany & Co.
VF Corporation
Williamson-Dickie Manufacturing

No single customer accounted for 10% or more of our total revenues during fiscal year 2004. We typically experience a slight degree of seasonality, reflected in a slowing of services revenues during the annual winter holiday season, which occurs in the third quarter of our fiscal year. We account for our backlog in deferred revenues (refer to note 1(b) in Notes to Financial Statements). We are not reliant on government customers.

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

We have a number of marketing alliances, including those with IBM and SSA Global Technologies. Generally, these marketing alliance agreements provide the vendors with non-exclusive rights to market our products and access to our marketing materials and product training. Some highlights of these agreements are as follows:

•	IBM—We entered into an agreement with IBM on March 17, 2000 pursuant to which we modified our Supply Chain products, with IBM’s technical and financial assistance, to operate with IBM’s eServer iSeries (AS/400) platform. Also, we agreed to market and support the IBM-compatible Supply Chain products that resulted from our efforts. IBM may also market our Supply Chain products and refer potential customers to us.

•	SSA Global Technologies—On November 17, 2001, we granted SSA Global Technologies (“SSA”) a worldwide, non-exclusive license to name, package, market, distribute and supply the Logility Voyager Solutions suite as “BPCS (Business Planning and Control Software) Collaborative Commerce powered by Logility.” In exchange, SSA agreed to use all reasonable efforts to promote and sell the software. This agreement had an original expiration date of April 30, 2004, but is automatically extended for additional one year periods, unless either party terminates the agreement by giving 90 days written notice. In fiscal 2003, Logility and SSA amended this agreement to provide for a one-time minimum net license fee commitment of $1 million which was paid to Logility during fiscal year 2004. The status of this amendment is currently being negotiated.

In addition to these marketing alliances, we have developed a network of international agents who assist in selling our products in 12 countries. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. These independent distributors and resellers, located in Europe and the Asia/Pacific region, distribute our product lines in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products.

To support our direct sales force, we conduct marketing programs that include public relations, direct marketing, advertising, trade shows, product seminars, industry speakers, user group conferences and ongoing customer communication programs.

The price for our products typically is a function of the number of modules licensed and the number of servers, users and sites for which the solution is designed. During the fiscal year ended April 30, 2004, license fees generally ranged from approximately $50,000 to $680,000.

Licenses

Like many business application software firms, we typically enter into license agreements that grant non-exclusive rights to use our products. Our standard license agreements contain provisions designed to prevent disclosure and unauthorized use of our software. These agreements warrant that our products will function in accordance with the specifications set forth in our product documentation. These licenses generally limit the use of the software to a specific number of individual users and servers for a one-time fee. A significant portion of the license fee is generally payable upon the delivery of product documentation, with the balance due upon installation.

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

Implementation: General Training Services.    We offer our customers post-delivery professional services consisting primarily of implementation and training services, for which we typically charge on a daily basis. Customers that purchase implementation services receive assistance in integrating our solution with existing software applications and databases. Implementation of Logility Voyager Solutions typically requires three to nine months, depending on factors such as the complexity of a customer’s existing systems, the number of modules purchased, and the number of end users.

Product Maintenance and Updates: Support Services.    We provide our customers with ongoing product support services. Typically, we enter into support or maintenance contracts with customers for an initial one- to three year term, billed annually in advance, at the time of the product license with renewal for additional periods thereafter. Under these contracts, we provide telephone consulting, product updates and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. We provide ongoing support and maintenance services on a seven-day-a-week, 24-hours-a-day basis through telephone, electronic mail and web-based support, using a call logging and tracking system for quality assurance.

Research and Product Development

We are committed to the development and acquisition of new products and to the continued enhancement of our existing products. We expensed approximately $2.1 million during fiscal 2004, $2.5 million during fiscal 2003, and $2.7 million during fiscal 2002 for research and development. In addition, we capitalized software development costs of $3.3 million during fiscal 2004, $2.9 million during fiscal 2003, and $3.0 million during fiscal 2002 in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Our internal new product development and enhancements of existing products includes two categories: research and development expenditures and additions to capitalized computer software development costs. These combined categories totaled $5.4 million in fiscal 2004, $5.4 million in fiscal 2003, and $5.7 million in fiscal 2002, and represented 24% of total revenues in fiscal 2004, 22% of total revenues in fiscal 2003, and 19% in fiscal 2002.

We believe that our future success depends in part upon our ability to continue to enhance existing products, respond to changing customer requirements, develop and introduce new or enhanced products, and keep pace with technological developments and emerging industry standards. We focus our development efforts on several areas, including, but not limited to, enhancing operability of our products across distributed and changing heterogeneous hardware platforms, operating systems and relational databases, and adding functionality to existing products. These development efforts will continue to focus on deploying applications within a multi-tiered supply chain environment, including the Internet.

The current release of Logility Voyager Solutions is version 7.0. This version uses an Internet-based architecture for maximum scalability and messaging functionality that supports the increasingly distributed nature of supply chain planning, global sourcing, supply chain execution and collaborative commerce. Logility Voyager Solutions interface with software of leading ERP vendors such as SAP, Oracle, PeopleSoft/JD Edwards, and SSA Global Technologies.

We believe that our client/server and Internet-based solutions, which utilize the latest technologies, will be important for our long-term growth. As of April 30, 2004, we employed 50 persons in product research, development and enhancement activities.

Competition

We have targeted our products at distribution-intensive supply chain markets within the application software market, which is intensely competitive and characterized by rapid technological change. Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise application market as a whole. Our existing competitors include vendors focusing on the supply chain application software market, such as i2 Technologies and Manugistics. In addition, we face potential competition from:

•	large enterprise resource planning (ERP) application software vendors such as SAP, PeopleSoft, and Oracle, each of which currently offers sophisticated ERP solutions that currently, or may in the future, incorporate supply chain management modules, advanced planning and scheduling, warehouse management, transportation or collaboration software;

•	other business application software vendors that may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of supply chain management software; and

•	internal development efforts by corporate information technology departments.

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

Many of our competitors and potential competitors have a broader worldwide presence, longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, and a larger installed base of customers than we have. Some competitors have become more aggressive with their prices, payment terms and issuance of contractual implementation terms or guarantees. In order to be successful in the future, we must continue to develop innovative software solutions and respond promptly and effectively to technological change and competitors’ innovations. We may also have to lower prices or offer other favorable terms. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. The principal competitive factors affecting the market for our products include vendor and product reputation; product architecture, functionality and features; costs; ease and speed of implementation; return on investment; product quality; price and performance; and level of support.

Proprietary Rights and Licenses

Our success and ability to compete are dependent in part upon our proprietary technology. To protect our proprietary technology, we rely on a combination of copyright and trade secret laws, confidentiality procedures and contractual provisions, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although we rely on the limited protection afforded by such confidential and contractual procedures and intellectual property laws, we also believe that factors such as the knowledge, ability, and experience of our personnel, new product developments, frequent product enhancements, reliable maintenance and timeliness and quality of support services are essential to establishing and maintaining a technology leadership position. We presently have no patents or patent applications pending. The source code for our proprietary software is protected as a trade secret and as a copyrighted work. Generally copyrights on our products expire 95 years after the year of first publication of each product. We enter into confidentiality or license agreements with our employees, consultants and customers, and control access to and distribution of our software, documentation and other proprietary information. In addition, we have registered certain trademarks and have registration applications pending for other trademarks.

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

Company Strategy

Our objective is to be the leading provider of collaborative supply chain solutions to enable companies to optimize their operations associated with the planning, sourcing, manufacture, storage, and distribution of products in distribution-intensive target markets such as consumer goods, apparel, retail, aftermarket service parts and manufacturing. Our strategy includes the following key elements:

Leverage and Expand Installed Base of Customers.    We currently target businesses in the consumer goods, apparel, retail, chemicals, pharmaceuticals, and aftermarket service parts distribution supply chains consisting of suppliers, manufacturers, distributors, and retailers. We intend to continue to leverage our installed base of more than 420 customers to introduce additional functionality, product upgrades, complementary modules, and application hosting services. In addition, we intend to pursue sales to new customers in our existing vertical markets and to target additional vertical markets over time.

Continue to Expand Sales and Marketing.    We intend to continue to pursue an increased share of the supply chain market for software solutions by focusing our sales and marketing activities on supply chain collaboration, optimization and logistics initiatives in distribution-intensive industries such as consumer products, apparel, retail, and aftermarket service parts distribution and manufacturing. We believe our competitive advantage includes providing a rapid implementation, easy-to-maintain configuration, and quick time-to-benefit across the full spectrum of supply chain operations. We intend to continue building a direct sales force that is focused on selected vertical markets, such as consumer goods, apparel, retail, service parts and manufacturing supply chains.

Expand Indirect Channels to Increase Market Penetration.    We believe that key relationships with value added resellers will increase sales and expand market penetration of our products and services. For example, in the fiscal year ended April 30, 2002, we established a relationship with SSA Global Technologies to market, sell, implement and support components of the Logility Voyager Solutions suite as the BPCS (Business Planning and Control Software) Collaborative Commerce Suite powered by Logility.

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

Acquire or Invest in Complementary Businesses, Products and Technologies.    We believe that select acquisitions or investments may provide opportunities to broaden our product offering to provide more advanced solutions for our target markets. We will evaluate acquisitions or investments that will provide us with complementary products and technologies, expand our geographic presence and distribution channels, penetrate additional vertical markets with challenges and requirements similar to those we currently meet, and further solidify our leadership position within the supply chain management market.

Focus on Integrated Collaborative Planning and Supply Chain Execution Solution.    We believe we are one of the few providers of truly integrated supply chain management software solutions addressing demand and supply planning as well as transportation and warehousing logistics requirements. Logility Voyager Solutions provide a comprehensive suite for supply chain planning, warehouse and transportation management with collaboration at its core, streamlining business processes between both internal and external trading partners. We intend to continue to focus our development initiatives on enhancing our end-to-end solution and introducing additional capabilities that complement our integrated solution.

Increase Penetration of International Markets.    In the fiscal year ended April 30, 2004, we generated 8% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. We intend to expand our international presence by creating additional relationships with distributors in Latin America, Europe, and the Asia/Pacific region.

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

Employees

As of April 30, 2004, we had 115 full-time employees, consisting of 29 in sales and marketing, 50 in product development, 32 in customer support and implementation services and 4 in administration and finance. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe our employee relations are good. We have never had a work stoppage and no employees are represented under collective bargaining arrangements.

Item 2.    Properties

We maintain our headquarters in Atlanta, Georgia. Some of our offices are occupied pursuant to the Facilities Agreement with American Software, the terms of which are summarized in “Part III, Item 13—Certain Relationships and Related Transactions,” below. We also lease space for offices in five locations in the United States, as well as approximately 1,800 square feet of office space in the United Kingdom. We believe our existing facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed on commercially reasonable terms.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Common Stock is listed on the Nasdaq Stock Market—National Market under the symbol LGTY. As of July 9, 2004, there were approximately 1,700 stockholders that held their stock either individually or in nominee or “street” names through various brokerage firms. The table below presents the quarterly high and low sales prices for our common stock as reported by Nasdaq, for our last two fiscal years:

Fiscal Year 2004	High	Low
First Quarter	$5.00	$3.28
Second Quarter	$6.00	$3.58
Third Quarter	$6.15	$4.01
Fourth Quarter	$5.55	$4.37

Fiscal Year 2003	High	Low
First Quarter	$3.23	$1.82
Second Quarter	$4.10	$1.98
Third Quarter	$3.43	$2.00
Fourth Quarter	$4.14	$2.61

Equity Compensation Plan

The following table discloses information regarding the Company’s only equity compensation plan, the Logility, Inc. 1997 Stock Plan, as of April 30, 2004.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	711,599	$3.72	301,447

*	Under the Plan, up to an additional 488,401 option shares are authorized, but the Plan limits option grants to a lesser amount such that if all outstanding stock options were exercised, American Software would own no less than 80% of the outstanding stock of the Company.

Dividend Policy

We have not paid any dividends since our initial public offering in 1997. The payment of future dividends will be at the sole discretion of the Board of Directors and will depend on our profitability, financial condition, cash requirements, future prospects and other relevant factors.

Purchases of Equity Securities by the Company

The following table summarizes repurchases of our stock in the quarter ended April 30, 2004:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2004 through February 29, 2004	0	$0.00	0	731,735
March 1, 2004 through March 31, 2004	30,000	$5.15	30,000	701,735
April 1, 2004 through April 30, 2004	0	$0.00	0	701,735

Total Fiscal 2004 Fourth Quarter	30,000	$5.15	30,000	701,735

*	The above share purchase authority was approved by the Board of Directors in December 1997 and in February 2003, when the Board approved resolutions authorizing the Company to repurchase an aggregate of up to 1.2 million shares of common stock. These actions were announced in December 1997 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Transfer Agent

Wachovia Bank, N.A.

Equity Services Group

1525 West W.T. Harris Blvd, 3C3

Charlotte, NC 28288

Phone: (800) 829-8432

http://www.wachovia.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in our common stock:

Crown Financial Group

Garban Corporates LLC

Knight Equity Markets, L.P.

Merrill Lynch, Pierce, Fenner

Morgan, Keegan & Company

Schwab Capital Markets

Seidler Amdec Securities Inc.

Susquehanna Capital Group

Item 6.    Selected Financial Data

The selected financial data presented below as of and for the fiscal years ended April 30, 2004, 2003, 2002, 2001, and 2000 are derived from our audited financial statements.

	Years Ended April 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
License	$6,656	$8,002	$8,445	$8,587	$13,501
Services and other	5,179	5,951	9,662	9,128	9,370
Maintenance	10,991	10,884	11,292	10,491	9,418

Total revenues	22,826	24,837	29,399	28,206	32,289

Cost of revenues:
License	4,054	3,904	3,886	3,985	3,218
Services and other	2,632	3,633	6,436	6,227	5,144
Maintenance	1,780	1,793	2,017	1,645	1,775

Total cost of revenues	8,466	9,330	12,339	11,857	10,137

Gross margin	14,360	15,507	17,060	16,349	22,152
Operating expenses:
Research and development	2,116	2,546	2,712	5,211	4,949
Sales and marketing	7,239	7,690	9,742	13,618	12,898
General and administrative	3,202	3,547	3,456	3,954	3,054
Charge for restructuring	—	—	—	476	—

Total operating expenses	12,557	13,783	15,910	23,259	20,901

Operating income (loss)	1,803	1,724	1,150	(6,910)	1,251
Other income (expense), net	(97)	562	956	1,218	1,137

Earnings (loss) before income taxes	1,706	2,286	2,106	(5,692)	2,388
Income taxes	—	—	—	—	—

Net earnings (loss)	$1,706	$2,286	$2,106	$(5,692)	$2,388

Earnings (loss) per common share—Basic	$0.13	$0.17	$0.16	$(0.43)	$0.18

Diluted	$0.13	$0.17	$0.16	$(0.43)	$0.17

Weighted average common shares—Basic	13,120	13,185	13,245	13,289	13,333

Diluted	13,391	13,201	13,272	13,289	13,698

	As of April 30,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$10,467	$8,573	$7,421	$4,749	$2,763
Investments, short-term	20,364	18,440	15,391	10,420	14,425
Working capital	25,182	22,502	19,304	11,148	14,545
Total assets	42,368	41,502	38,728	37,298	41,570
Total shareholders’ equity	32,274	30,824	28,783	26,788	31,213

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate,” “intend,” “plan,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive,” “estimate,” “believe,” “expect” and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements herein are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors that are beyond our ability to control or predict, including but not limited to those discussed below in “Factors Affecting Future Performance” and elsewhere in this report. See also “Special Cautionary Notice Regarding Forward-Looking Statements” at the beginning of “Item 1. Business.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Financial Statements for the fiscal year ended April 30, 2004, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to bad debts, asset impairments, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition.    We recognize revenues in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, and training. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products net of royalties, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

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

Income taxes.    We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. Due to the uncertainty of being able to continue to generate positive operating results and taxable income, we have not recognized a tax asset and have recorded a full valuation allowance against our otherwise recognizable net deferred tax asset, in accordance with SFAS No. 109. Future events could cause us to conclude that it is more likely than not that we will realize a portion of the net deferred tax asset. If we reach such a conclusion, we would reduce the valuation allowance and recognize the net deferred tax asset. We have generated taxable income in some recent years, and if our operating results for fiscal 2005 indicate the generation of additional taxable income, we may reduce the valuation allowance in the third or fourth quarter of fiscal 2005.

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2004, 2003, and 2002 and the percentage increases and decreases in those items for the years ended April 30, 2004 and 2003:

	Percentage of total revenues			Percentage change in dollar amounts
	2004	2003	2002	2004 vs 2003	2003 vs 2002
Revenues:
License	29%	32%	29%	(17)%	(5)%
Services and other	23	24	33	(13)	(38)
Maintenance	48	44	38	1	(4)

Total revenues	100	100	100	(8)	(16)

Cost of revenues:
License	18	16	13	4	0
Services and other	11	15	22	(28)	(44)
Maintenance	8	7	7	(1)	(11)

Total cost of revenues	37	38	42	(9)	(24)

Gross margin	63	62	58	(7)	(9)
Operating expenses
Research and development	9	10	9	(17)	(6)
Sales and marketing	32	31	33	(6)	(21)
General and administrative	14	14	12	(10)	3

Total operating expenses	55	55	54	(9)	(13)

Operating income	8	7	4	5	50
Other income (expense), net	(1)	2	3	nm	(41)

Earnings before income taxes	7	9	7	(25)	9
Income taxes	—	—	—	—	—

Net earnings	7%	9%	7%	(25)%	9%

nm—not meaningful

Economic Overview

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad. In recent years, the weakness in the overall world economy, and the U.S. economy in particular, has resulted in reduced expenditures in the business software market. Overall Information Technology spending continues to be weak, as many companies were left with limited resources after spending significant amounts preparing systems for Year 2000 conversions. Since 2000, the generally weak economic conditions have prevented companies from replenishing resources needed for capital investment, including investment in information technology, resulting in continued reduced levels of software purchases. Moreover, we face heavy competition from major software vendors. Fewer new license fee sales have resulted in lower services implementation revenues, as well as lower recurring services and maintenance revenues.

As a result of these economic conditions, as well as increased competition in the business application area, we restructured our business in the first half of fiscal 2001 in order to become profitable. Our restructuring consisted of changes in sales management, a redirection of marketing efforts, and general reductions in expenditure levels across all functional areas. Primarily as a result of this restructuring, we have recorded positive operating and net earnings for 11 out of the past 12 consecutive quarters. However, we have continued to experience declines in revenues in recent years.

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

We currently view the following factors as the primary opportunities and risks associated with our business:

•	The opportunity to expand the depth and number of strategic relationships with leading enterprise software providers, systems integrators and service providers to integrate our software solutions into their services and products and to create joint marketing opportunities; we currently have a number of marketing alliances, including those with IBM and SSA Global Technologies;

•	The opportunity for select acquisitions or investments to provide opportunities to expand our sales distribution channels and/or broaden our product offering by providing additional solutions for our target markets;

•	Our dependence on, and the risks associated with, the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control;

•	The risk that our competitors may develop technologies that are substantially equivalent or superior to our technology; and

•	The risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive; some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.

For more information, please see “Factors Affecting Future Performance” below.

Fiscal Years Ended April 30, 2004 and April 30, 2003:

Revenues:

For the fiscal year ended April 30, 2004, the decline in total revenues was primarily attributable to decreases in license and services revenues, partially offset by an increase in maintenance revenues.

International revenues represented approximately 8% of total revenues in the year ended April 30, 2004, compared to approximately 12% a year ago. This decrease was due primarily to two significant international license fee transactions in the prior year period. Our international revenues fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

Licenses.    For the year ended April 30, 2004, license fee revenues decreased due to a more difficult and competitive selling environment, particularly in the fourth quarter. The direct sales channel provided approximately 87% of license fee revenues for the year ended April 30, 2004, compared to approximately 91% a year ago. This decline was due primarily to reduced revenue from the direct channel. For the year ended April 30, 2004, our margins after commissions on direct sales were approximately 89%, and our margins after commissions on indirect sales were approximately 90%.

Services and Other.    The decrease in services and other revenues for the year ended April 30, 2004 was primarily the result of lower software implementation services related to decreased license fees in recent periods, as well as one significant hardware sale in the prior year. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance.    For the year ended April 30, 2004, maintenance revenues increased slightly when compared to fiscal 2003. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers. However, in fiscal 2004, we were able to realize an increase in maintenance revenues despite a drop in license fees due to our ability to obtain improved terms of maintenance commencement on new license fee sales and retain existing maintenance customers.

Gross Margin:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Fiscal Year ended April 30,
	2004		2003
Gross margin on license fees:	$2,602	39%	$4,098	51%
Gross margin on services and other:	$2,547	49%	$2,318	39%
Gross margin on maintenance:	$9,211	84%	$9,091	84%

Total gross margin:	$14,360	63%	$15,507	62%

The increase in total gross margin percentage for the year ended April 30, 2004 was due primarily to an increase in gross margin percentage on services revenues, partially offset by a decrease in gross margin percentage on license fees.

Licenses.    The decrease in license fee gross margin percentage for the year ended April 30, 2004 was due primarily to lower license fee revenues, and to a lesser extent an increase in amortization of capitalized software development costs. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, which is the primary component of cost of license fees.

Services and Other.    For the year ended April 30, 2004, we were able to increase the gross margin percentage on services revenues despite the drop in services revenues. This was primarily due to no material hardware sales in 2004, which is lower margin business compared to implementation services, compared to approximately $400,000 in hardware sales in fiscal 2003.

Maintenance.    For the year ended April 30, 2004, maintenance gross margin percentage remained constant when compared to fiscal 2003.

Expenses:

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years Ended (000’s omitted)
	April 30, 2004	Percent Change	April 30, 2003
Gross product development costs	$5,408	0%	$5,401
Percentage of total revenues	24%		22%
Less: capitalized product development costs	(3,292)	15%	(2,855)
Percentage of gross product development costs	61%		53%

Product development expenses	$2,116	(17)%	$2,546
Percentage of total revenues	9%		10%
Total amortization of development costs*	$3,833		$3,398

*	Included in cost of license fees.

For the year ended April 30, 2004, capitalized software development costs increased while gross product research and development costs remained constant when compared to the prior year period. We typically capitalize higher levels of development costs towards the end of the development phase of a large project. In the year ended April 30, 2004, we ended the development phase of Logility Voyager Solutions 7.0, which caused an increase in capitalized development costs during the period. Due to the ending of this development phase, we expect capitalized product development costs to be lower in coming quarters.

Sales and Marketing

In the year ended April 30, 2004, the decrease in sales and marketing expenses was due primarily to cost reduction efforts in the first and second quarters of the year, and to a lesser extent lower sales commission expense related to the decrease in license fees.

General and Administrative

For the year ended April 30, 2004, the decrease in general and administrative expenses was due primarily to lower levels of headcount. For the year ended April 30, 2004, the average number of total employees was approximately 124, compared to approximately 141 for the year ended April 30, 2003.

Other Income (Expense)

Other income is principally comprised of investment earnings. For the year ended April 30, 2004, the decrease in other income when compared to fiscal 2003 was due primarily to decreased market yields realized on investments. Our investments are short-term in nature. In fiscal 2004, we generated a net yield of approximately 1.0% on our investments, compared to approximately 2.0% in fiscal 2003. This decrease was due primarily to declines in interest rates, particularly on money market accounts.

In the fourth quarter of fiscal 2004, we recorded a $382,000 investment impairment charge related a minority investment. The impairment charge adjusted the carrying value of the investment to its estimated fair market value due to an other than temporary impairment having occurred.

Income Taxes

We are included in the consolidated federal income tax return filed by American Software; however, we provide for income taxes as if we were filing a separate income tax return. Our net earnings for fiscal 2004 and fiscal 2003 were offset by prior period losses which had resulted in net operating loss carryforwards. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. Due to the uncertainty of being able to continue to generate positive operating results and taxable income, we have not recognized a tax asset and have recorded a full valuation allowance against our otherwise recognizable net deferred tax asset, in accordance with SFAS No. 109. Future events could cause us to conclude that it is more likely than not that we will realize a portion of the net deferred tax asset. If we reach such a conclusion, we would reduce the valuation allowance and recognize the net deferred tax asset. We have generated taxable income in some recent years, and if our operating results for 2005 indicate the generation of additional taxable income, we may reduce the valuation allowance in the third or fourth quarter of 2005.

Fourth Quarter of Fiscal Year 2004:

In the fourth quarter of fiscal year 2004, we recorded operating income of $378,000 and net earnings of $62,000. Total revenues decreased 20% over the prior year period, caused primarily by a 32% decrease in license fee revenues, to $1.8 million, as well as a 28% decrease in services revenues, to $1.3 million, and to a lesser extent a 2% decrease in maintenance revenues, to $2.6 million.

Fiscal Years Ended April 30, 2003 and April 30, 2002:

Revenues:

For the fiscal year ended April 30, 2003, the decline in revenues was primarily attributable to a decrease in implementation and services revenues, and to a lesser extent a decline in maintenance and license fee revenues. International revenues represented approximately 12% of total revenues in the year ended April 30, 2003, compared to 13% of total revenues in the year ended April 30, 2002.

Licenses.    For the fiscal year ended April 30, 2003, the decrease in license fees was primarily due to continued slow economic conditions. Our direct sales channel provided approximately 91% of the license fee revenues for fiscal 2003, compared to 90% for fiscal 2002.

Services and Other.    The decrease in services and other revenues for fiscal 2003 was primarily the result of decreased license fees in prior periods, which in turn resulted in lower implementation fees. Additionally, in fiscal 2003, we experienced lower levels of training services revenues, and general downward pressure on the pricing of services.

Maintenance.    The decrease in maintenance revenues for fiscal 2003 was primarily due to lower license sales in prior periods. Maintenance revenues are directly related to license fee revenues, since new licenses are the potential source of new maintenance customers.

Gross Margin:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Fiscal Year ended April 30,
	2003		2002
Gross margin on license fees:	$4,098	51%	$4,559	54%
Gross margin on services and other:	$2,318	39%	$3,226	33%
Gross margin on maintenance:	$9,091	84%	$9,275	82%

Total gross margin:	$15,507	62%	$17,060	58%

The increase in total gross margin percentage for the year ended April 30, 2003 was due primarily to increases in both services and maintenance gross margin percentages, partially offset by a decrease in license fee gross margin percentage.

Licenses.    The decrease in license fee gross margin percentage for the year ended April 30, 2003 was due primarily to the decrease in license fee revenues, partially offset by a decrease in capitalized software amortization expense. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense, which is the primary component of cost of license fees.

Services and Other.    For the year ended April 30, 2003, we were able to realize an increase in gross margin percentage on services and other revenues despite the drop in services revenues due to tighter cost control within the components of cost of services.

Maintenance.    For the year ended April 30, 2003, we were able to realize a slight increase in maintenance gross margin percentage despite the decline in maintenance revenues due to tighter cost control within the components of cost of maintenance.

Expenses:

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years Ended (000’s omitted)
	April 30, 2003	Percent Change	April 30, 2002
Gross product development costs	$5,401	(5)%	$5,698
Percentage of total revenues	22%		19%
Less: capitalized product development costs	(2,855)	(4)%	(2,986)
Percentage of gross product development costs	53%		52%

Product development expenses	$2,546	(6)%	$2,712
Percentage of total revenues	10%		9%
Total amortization of development costs*	$3,398		$3,512

*	Included in cost of license fees.

Gross product development costs decreased in fiscal year 2003 compared to fiscal year 2002 as a result of cost reduction efforts and the reallocation of some research and development resources to services and support. Capitalized product development costs decreased while the rate of capitalized product development costs increased slightly due to the lower level of gross product development costs.

Sales and Marketing

For the year ended April 30, 2003, the decrease in sales and marketing expenses was due primarily to cost containment efforts. Lower levels of expenditures were recorded in areas such as trade shows, promotions, and advertising activities, as well as reduced headcount.

General and Administrative

For the year ended April 30, 2003, the increase in general and administrative expense was due primarily to higher insurance expense, which increased 26% compared to the prior year period. For the year ended April 30, 2003, the average number of total employees was approximately 141, compared to approximately 158 for the year ended April 30, 2002.

Other Income

Other income is principally comprised of investment earnings. For the year ended April 30, 2003, the decrease in other income was primarily due to decreased market yields realized on investments. In fiscal 2003, we generated a yield of approximately 2.0% on our investments, compared to approximately 3.7% in fiscal 2002.

Income Taxes

We are included in the consolidated federal income tax return filed by American Software; however we provide for income taxes as if we were filing a separate income tax return. Our income for fiscal 2003 and fiscal 2002 was offset by prior period losses which had resulted in net operating loss carryforwards.

Operating Pattern

We experience an irregular pattern of quarterly operating results, caused primarily by fluctuations in both the number and size of software license contracts received and delivered from quarter to quarter and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. We expect this pattern to continue.

Liquidity and Capital Resources

Sources and Uses of Cash

We have historically funded, and continue to fund, our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash that our operating activities provide generally reflect the changes in net earnings and non-cash operating items plus the effect of changes in operating assets and liabilities, such as trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue. We have no debt obligations or off-balance sheet financing arrangements and, therefore, we used no cash for debt service purposes.

The following tables show information about our cash flows and liquidity positions as of and for the years ended April 30, 2004 and 2003. You should read these tables and the discussion that follows in conjunction with our statements of cash flows contained in Item 8 of this report.

	Year ended April 30
	2004	2003
	(in thousands)
Net cash provided by operating activities	$7,452	$7,433
Net cash used in investing activities	(5,302)	(6,036)
Net cash used in financing activities	(256)	(245)

Net change in cash and cash equivalents	$1,894	$1,152

For the year ended April 30, 2004, the increase in cash provided by operating activities was due primarily to a decrease in accounts receivable, partially offset by a decrease in accrued compensation and other liabilities. The decrease in cash used in investing activities was due primarily to increased proceeds from maturities of investments, partially offset by increased purchases of investments. The increase in cash used in financing activities was due primarily to increases in repurchases of common stock, partially offset by increased proceeds from the exercise of stock options.

The following table shows information about the changes in our total cash and investments position:

	As of April 30
	2004	2003
	(in thousands)
Cash and cash equivalents	$10,467	$8,573
Investments	20,364	18,440

Total cash and investments	$30,831	$27,013

Net increase in total cash and investments (year ended April 30)	$3,818	$4,201

The increases in cash and cash equivalents and investments were due to cash provided by operating activities. Amounts invested in money market accounts are classified as cash equivalents.

The following table provides information regarding our known contractual obligations as of April 30, 2004 (in thousands)

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	662	296	366	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liab.	—	—	—	—	—

Total	$662	$296	$366	$—	$—

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $30.8 million in cash and cash equivalents and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

Days Sales Outstanding in accounts receivable were 65 days as of April 30, 2004, compared to 73 days as of April 30, 2003. This decrease was due primarily to better collection efforts in fiscal 2004, as well as lower total revenues. Our current ratio on April 30, 2004 was 3.5 to 1, compared to 3.1 to 1 as of April 30, 2003.

On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998, at which time we adopted an additional repurchase plan for up to 800,000 shares. In February 2003, our Board of Directors approved a resolution authorizing us to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility’s common stock and management’s assessment of our liquidity and cash flow needs. For all repurchase plans, through July 9, 2004, we had purchased a cumulative total of approximately 878,000 shares at a total cost of approximately $5.4 million.

See Item 5 of this report, under the caption “Purchases of Equity Securities by the Company.”

Recent Accounting Pronouncements

There are currently no recent account pronouncements that we have not adopted that have any material impact on the Company.

FACTORS AFFECTING FUTURE PERFORMANCE OF OUR BUSINESS AND OUR STOCK PRICE

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

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. This section should be read in conjunction with the audited Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended April 30, 2004, 2003 and 2002 contained elsewhere in this Form 10-K.

We cannot predict every event and circumstance that may impact our business and, therefore, the risks and uncertainties discussed below may not be the only ones you should consider.

The risks and uncertainties discussed below are in addition to those that apply to most businesses generally. In addition, as we continue to operate our business, we may encounter risks of which we are not aware at this time. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

RISK FACTORS RELATED TO OUR BUSINESS

Our markets are very competitive, and we may not be able to compete effectively.

The markets for our solutions are very competitive. The intensity of competition in our markets has significantly increased in part as a result of the extended period of economic downturn and uncertainty. We expect this intensity of competition to increase in the future. Our current and potential competitors may make acquisitions of other competitors and may establish cooperative relationships among themselves or with third parties. Any significant consolidation among supply chain software companies could adversely affect our competitive position. Increased competition has resulted and in the future could result in price reductions, lower gross margins, longer sales cycles and the loss of market share. Each of these developments could have a material adverse effect on our operating performance and financial condition.

Many of our current and potential competitors have significantly greater resources than we do, and therefore, we may be at a disadvantage in competing with them.

We directly compete with other supply chain software vendors, including: Manugistics, I2 Technologies, and others. Some of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Some competitors have become more aggressive with their prices and payment terms and issuance of contractual implementation terms or guarantees. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms. Furthermore, potential customers may consider outsourcing options, including application service providers, data center outsourcing and service bureaus as alternatives to licensing our software products. Any of these factors could materially impair our ability to compete and have a material adverse effect on our operating performance and financial condition.

The continuing uncertainty in U.S. and global markets may reduce demand for our software and related services, which may negatively affect our revenues and operating results.

Our revenues and profitability depend on the overall demand for our software, professional services and maintenance. Regional and global economic change and uncertainty and political instability in key geographic areas have resulted in companies reducing their spending for technology projects generally and delaying or reconsidering potential purchases of our products and related services. The uncertainty posed by the long-term effects of the war in the Middle East, terrorist activities, related uncertainties and risks, and other geopolitical issues may adversely impact the purchasing decisions of current or potential customers. Future declines in demand for our products or services could adversely affect our revenues and operating results.

We are dependent upon key personnel, and need to attract and retain highly qualified personnel in all areas.

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

We periodically have restructured our sales force, which can be disruptive.

We continue to rely heavily on our direct sales force. In recent years, we have restructured or made other adjustments to our sales force in response to factors such as product changes, geographical coverage and other internal considerations. Change in the structures of the sales force and sales force management can result in temporary lack of focus and reduced productivity that may affect revenues in one or more quarters. Future restructuring of our sales force could occur, and if so we may again experience the adverse transition issues associated with such restructuring.

We may be required to defer recognition of license revenue for a significant period of time after entering into an agreement, which could negatively impact our results of operations.

We may have to delay recognizing license revenue for a significant period of time based on a variety of factors, including:

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

These factors and other specific accounting requirements under U.S. Generally Accepted Accounting Principles (GAAP) for software revenue recognition require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria under GAAP for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Therefore, it is possible that from time to time we may license our software or provide services with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed.

We may derive a significant portion of our revenues in any quarter from a limited number of large, non-recurring license sales.

We expect to continue to experience from time to time large, individual license sales, which may cause significant variations in quarterly license fees. We also believe that purchasing our products is relatively discretionary and generally involves a significant commitment of a customer’s capital resources. Therefore, a downturn in any customer’s business could result in order cancellations that could have a significant adverse impact on our revenues and quarterly results. Moreover, declines in general economic conditions could precipitate significant reductions in corporate spending for information technology, which could result in delays or cancellations of orders for our products.

We derive a significant portion of our services revenues from a small number of customers. If these customers were to discontinue the usage of our services our total revenues would be adversely affected.

A significant portion of our services revenues, and total revenues, is derived from a small number of customers using our services for product enhancement and other optional services. If these customers were to discontinue the usage of these services, or obtain these services from a competitor, our services revenues and total revenues would be adversely affected.

Services revenues carry lower gross margins than license revenues and an overall increase in services revenues as a percentage of total revenues could have an adverse impact on our business.

Because service revenues have lower gross margins than license revenues, an increase in the percentage of total revenues represented by service revenues could have a detrimental impact on our overall gross margins and could adversely affect operating results. As a result, an increase in services revenues as a percentage of total revenues and a change in the mix between services that are provided by our employees versus services provided by third-party consultants may negatively affect our gross margins.

If our customers elect not to renew maintenance contracts after the initial maintenance period, and the loss of those customers is not offset by new maintenance customers, our maintenance revenues and total revenues would be adversely affected.

Upon the purchase of a software license, our customers typically enter into a maintenance contract with a term from approximately one to three years. If, after this initial maintenance period, customers elected not to renew their maintenance contracts, and the loss of these customers is not offset by new maintenance customers as a result of new license fees, our maintenance revenues and total revenues would be adversely affected.

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

If accounting interpretations relating to revenue recognition change, our reported revenues could decline or we could be forced to make changes in our business practices.

There are several accounting standards and interpretations covering revenue recognition for the software industry. These pronouncements include Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. In addition, the Securities and Exchange Commission staff has issued Staff Accounting Bulletin Nos. 101 and 104, which explain how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not addressed by existing rules. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we currently comply with these standards.

The accounting profession and regulatory agencies continue to discuss various provisions of these pronouncements with the objective of providing additional guidance on their application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated reductions in recognized revenue. They could also drive significant adjustments to our business practices which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our reported revenues and results of operations.

The success of our business will depend to a great extent on the continued growth in acceptance of the Internet and electronic commerce and we cannot be certain that this growth will continue.

Our future success depends to a large degree on the Internet being accepted and widely used for commerce. If use of the Internet for commerce does not continue to increase as we anticipate, our business will suffer. We have in recent years expanded our technology into a number of new business areas to foster long-term growth, including electronic commerce, on-line business services and other products and services that can be offered over the Internet. These areas are relatively new to our product development, sales and marketing personnel, and we cannot be sure that the markets for these products will develop or that we will be able to compete effectively or will generate significant revenues in these new areas. As a result, our success in this area is difficult to predict. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products. Our business could be seriously harmed if:

•	the necessary communication and computer network technology underlying the Internet and other online services does not effectively support any expansion;

•	industry does not develop or adopt new standards and protocols in a timely manner;

•	there are increased concerns about security, reliability, cost, ease of use, accessibility, quality of service; or

•	if other facts result in the Internet not becoming established as a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the need for, and desirability of, our products and services.

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

We depend on third-party technology which, if it should become unavailable or if it contains defects, could result in increased costs or delays in the production and improvement of our products.

We license critical third-party software products that we incorporate into our own software products. We are likely to incorporate and include additional third-party software into and with our products and solutions as we expand our product offerings. If our relations with any of these third-party software providers are impaired, and if we are unable to obtain or develop a replacement for the software, our business could be harmed. The operation of our products would be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software. If the cost of licensing any of these third-party software products significantly increases, our gross margin levels could significantly decrease.

Our future growth depends upon our ability to develop and sustain relationships with complementary vendors to market and implement our software products, and failure to develop and sustain these relationships could have a material adverse affect on our operating performance and financial condition.

We are developing, maintaining and enhancing significant working relationships with complementary vendors, such as software companies, consulting firms, resellers and others that we believe can play important roles in marketing our products and solutions. We are currently investing, and intend to continue to invest, significant resources to develop and enhance these relationships, which could adversely affect our operating margins. We may be unable to develop relationships with organizations that will be able to market our products effectively. Our arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause. Many of the organizations with which we are developing or maintaining marketing relationships have commercial relationships with our competitors. There can be no assurance that any organization will continue its involvement with us and our products. The loss of relationships with important organizations could materially and adversely affect our operating performance and financial condition.

If our products are not able to deliver quick, demonstrable value to our customers, our business could be seriously harmed.

Enterprises are requiring their application software vendors to provide faster times for a return of their investments on their technology investments. We must continue to improve the speed of our implementations and the pace at which our products deliver value or our competitors may gain important strategic advantages over us. If we cannot successfully respond to these market demands, or if our competitors respond more successfully than we do, our business, results of operations and financial condition could be materially and adversely affected.

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

The market for our software products is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. For instance, existing products can become obsolete and unmarketable when vendors introduce products utilizing new technologies or new industry standards emerge. As a result, it is difficult for us to estimate the life cycles of our software products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to the market in a timely and cost-effective manner, or that products, capabilities or technologies developed by our competitors will not render our products obsolete. Our future success will depend in part upon our ability to:

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

Despite testing by us, our software programs, like all software programs generally, may contain a number of undetected errors or “bugs” when we first introduce them or as new versions are released. We do not discover some errors until we have installed the product and our customers have used it. Errors may result in the delay or loss of revenues, diversion of software engineering resources, material non-monetary concessions, negative media attention, or increased service or warranty costs as a result of performance or warranty claims. Errors could lead to customer dissatisfaction, resulting in litigation, damage to our reputation, and impaired demand for our products. Correcting bugs may result in increased costs and reduced acceptance of our software products in the marketplace. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:

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

Our past and future acquisitions may not be successful.

We have in the past invested, and may in the future acquire or invest, in complementary companies, products and technologies, and enter into joint ventures and strategic alliances with other companies. Acquisitions, joint ventures, strategic alliances, and investments present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction. Risks commonly encountered in such transactions include:

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

Recent changes in the law require the use of the purchase method of accounting in all new business acquisitions. The purchase method of accounting for business combinations may require large write-offs of any in-process research and development costs related to companies being acquired, as well as ongoing amortization costs for other intangible assets valued in combinations of companies. In addition, goodwill will need to be periodically measured for impairment which may result in large future write-offs. Such write-offs and ongoing amortization charges may have a significant negative impact on operating margins and net earnings in the quarter of the combination and for several subsequent years. We may not be successful in overcoming these risks or any other problems encountered in connection with such transactions.

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

The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in locations within the United States. The following factors, among others, could have an adverse impact on our business and earnings:

•	failure to properly comply with foreign laws and regulations applicable to our foreign activities;

•	failure to properly comply with U.S. laws and regulations relating to the export of our products and services;

•	difficulties in managing foreign operations and appropriate levels of staffing;

•	foreign currency exposure;

•	longer collection cycles;

•	tariffs and other trade barriers;

•	seasonal reductions in business activities, particularly throughout Europe;

•	reduced protection for intellectual property rights in some countries;

•	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;

•	anti-American sentiment due to the war with Iraq and other American policies that may be unpopular in certain countries; and

•	increasing political instability, adverse economic conditions and the potential for war or other hostilities in many of these countries.

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

One of the features of our software applications is the ability to develop and maintain profiles of customers for use by businesses. Typically, these products capture profile information when customers and employees visit an Internet web site and volunteer information in response to survey questions concerning their backgrounds, interests and preferences. Our products augment these profiles over time by collecting usage data. Although we have designed our products to operate with applications that protect user privacy, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. If we cannot adequately address customers’ privacy concerns, these concerns could seriously harm our business, financial condition and operating results.

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

RISKS RELATED TO OUR STOCK PRICE

We could experience fluctuations in quarterly operating results that could adversely impact our stock price.

It is difficult to predict our revenues and operating results, which have varied widely from quarter to quarter in the past. We expect they will continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. We base our expense levels, operating costs and hiring plans on projections of future revenues, and it is difficult for us to rapidly adjust when actual results do not match our projections. A failure to meet expectations of revenues could adversely affect the price of our stock. License revenues in any quarter depend substantially on contracting activity and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our contracting activity is difficult to forecast for a variety of reasons, including the following:

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

Variances or slowdowns in our licensing activity in prior quarters may affect current and future consulting, training and maintenance revenues since these revenues typically follow license fee revenues. Our ability to maintain or increase services revenues primarily depends on our ability to increase the number and size of our licensing agreements. In addition, we base our budgeted operating costs and hiring plans primarily on our projections of future revenues. Because our expense levels are relatively fixed in the near term, if our actual revenues fall below projections in any particular quarter, our business, operating results, and financial condition could be materially adversely affected.

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

We operated as a division of American Software, Inc. until we went public in 1997. Today, we are approximately 86% owned by American Software. We rely heavily on financial, accounting and management services provided by American Software. With few exceptions, American Software has no obligation to continue providing these services to us. Therefore, a reduction or discontinuation of services from American Software may adversely affect our business, operating results and financial condition.

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

The principal shareholders of American Software indirectly may control our management decisions.

James C. Edenfield, Chief Executive Officer of American Software, and Thomas L. Newberry, Chairman of the Board of Directors of American Software, own 100% of the outstanding Class B common stock of American Software between them, giving them the right to elect a majority of the American Software Board of Directors. Mr. Edenfield and Dr. Newberry have reported in filings with the Securities and Exchange Commission that they constitute a group, for voting purposes, in their ownership of American Software common stock. Mr. Edenfield, Dr. Newberry and members of their immediate families currently constitute four of the eight members of the American Software Board and, thus, have significant influence in directing the actions of the American Software Board of Directors and all other matters requiring approval by its shareholders, including the approval of mergers and other business combinations. Accordingly, the risks associated with the control exerted by American Software also apply, indirectly, to the control exerted by Mr. Edenfield and Dr. Newberry.

Our ability to grant stock options is limited by the requirement that American Software own at least 80% of our common stock, which may limit our flexibility in compensating key employees.

Our employee stock option plan includes a special limitation of the number of options that may be granted in order to ensure that American Software will continue to hold at least 80% of our common stock, even if all outstanding stock options were exercised. We do not believe this limitation materially affects our ability to grant options at this time. However, this limitation has at times limited the number of stock options that we have been able to grant to existing employees and prospective employees. American Software has on occasion supplemented our stock option grants with grants of stock options to our employees under its own stock option plans, but we cannot be sure that American Software will continue to do so in the future. If in the future we are not able to grant stock options to existing employees or to potential new hires, our ability to retain and recruit key employees may be impaired, which may have a material adverse effect on our business, operating results and financial condition.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency.    For the fiscal year ended April 30, 2004, we generated 8% of our revenues outside of the United States. We typically denominate our international sales in U.S. Dollars or British Pounds Sterling. However, we denominate our expenses associated with our international operations in local currencies. There was no material impact on our revenues or expenses from foreign currency fluctuations in fiscal 2004. In addition, a 10% movement in foreign currency rates would not have a material impact on our financial condition or results of operations.

Interest rates.    We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our senior management. These instruments are denominated in U.S. dollars. The fair market value of securities held at April 30, 2004 was approximately $30.1 million.

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

Item 8.    Financial Statements and Supplementary Data

The following financial statements of Logility, Inc. are filed as part of this Form 10-K on the pages indicated:

LOGILITY, INC.

BALANCE SHEETS

April 30, 2004 and 2003

(in thousands, except share data)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$10,467	$8,573
Investments	20,364	18,440
Trade accounts receivable, less allowance for doubtful accounts of $180 at April 30, 2004 and $189 at April 30, 2003:
Billed	3,166	3,112
Unbilled	813	2,727
Prepaid expenses and other current assets	466	328

Total current assets	35,276	33,180
Furniture, equipment, and purchased software, net	230	591
Capitalized computer software development costs, less accumulated amortization	6,406	6,947
Other assets	456	784

	$42,368	$41,502

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$131	$52
Accrued compensation and related costs	1,106	1,621
Other current liabilities	530	1,502
Deferred revenue	5,869	5,531
Due to American Software, Inc.	2,458	1,972

Total current liabilities	10,094	10,678

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 13,960,219 and 13,890,839 shares issued at April 30, 2004 and April 30, 2003, respectively	—	—
Additional paid-in capital	44,927	44,712
Accumulated deficit	(7,382)	(9,088)
Treasury stock, at cost—848,265 and 745,965 shares at April 30, 2004 and April 30, 2003, respectively	(5,271)	(4,800)

Total shareholders’ equity	32,274	30,824
Commitments and contingencies (notes 8 and 9)

	$42,368	$41,502

See accompanying notes to financial statements.

LOGILITY, INC.

STATEMENTS OF OPERATIONS

Years ended April 30, 2004, 2003, and 2002

(In thousands, except per share data)

	2004	2003	2002
Revenues:
License	$6,656	$8,002	$8,445
Services and other	5,179	5,951	9,662
Maintenance	10,991	10,884	11,292

Total revenues	22,826	24,837	29,399

Cost of revenues:
License	4,054	3,904	3,886
Services and other	2,632	3,633	6,436
Maintenance	1,780	1,793	2,017

Total cost of revenues	8,466	9,330	12,339

Gross margin	14,360	15,507	17,060

Operating expenses:
Research and development	2,116	2,546	2,712
Sales and marketing	7,239	7,690	9,742
General and administrative	3,202	3,547	3,456

Total operating expenses	12,557	13,783	15,910

Operating income	1,803	1,724	1,150
Investment impairment	(382)	—	—
Other income, net	285	562	956

Earnings before income taxes	1,706	2,286	2,106
Income taxes	—	—	—

Net earnings	$1,706	$2,286	$2,106

Earnings per common share:
Basic	$0.13	$0.17	$0.16

Diluted	$0.13	$0.17	$0.16

Shares used in the calculation of earnings per common share:
Basic	13,120	13,185	13,245

Diluted	13,391	13,201	13,272

See accompanying notes to financial statements.

LOGILITY, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended April 30, 2004, 2003, 2002

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock		Total shareholders’ equity
	Shares	Amount			Shares	Amount
Balance at April 30, 2001	13,878,714	$—	$44,684	$(13,480)	621,011	$(4,416)	$26,788
Proceeds from exercise of stock options	6,500	—	19	—	—	—	19
Repurchase of common shares	—	—	—	—	42,096	(130)	(130)
Net earnings	—	—	—	2,106	—	—	2,106

Balance at April 30, 2002	13,885,214	—	44,703	(11,374)	663,107	(4,546)	28,783
Proceeds from exercise of stock options	5,625	—	9	—	—	—	9
Repurchase of common shares	—	—	—	—	82,858	(254)	(254)
Net earnings	—	—	—	2,286	—	—	2,286

Balance at April 30, 2003	13,890,839	—	44,712	(9,088)	745,965	(4,800)	30,824

Proceeds from exercise of stock options	69,380	—	215	—	—	—	215
Repurchase of common shares	—	—	—	—	102,300	(471)	(471)
Net earnings	—	—	—	1,706	—	—	1,706

Balance at April 30, 2004	13,960,219	$—	$44,927	$(7,382)	848,265	$(5,271)	$32,274

See accompanying notes to financial statements.

LOGILITY, INC.

STATEMENTS OF CASH FLOWS

Years ended April 30, 2004, 2003, and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$1,706	$2,286	$2,106
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,280	3,995	4,338
Investment impairment	382	—	—
(Increase) decrease in assets:
Accounts receivable, net	1,860	189	(39)
Prepaid expenses and other assets	(192)	230	172
Increase (decrease) in liabilities:
Accounts payable	79	(272)	(123)
Accrued compensation and other liabilities	(1,487)	265	(422)
Deferred revenue	338	565	(1,412)
Due to American Software, Inc.	486	175	1,392

Net cash provided by operating activities	7,452	7,433	6,012

Cash flows from investing activities:
Additions to capitalized computer software development costs	(3,292)	(2,855)	(2,986)
Purchases of furniture, equipment, and computer software costs	(86)	(132)	(182)
Proceeds from maturities of investments	102,617	89,012	43,345
Purchases of investments	(104,541)	(92,061)	(43,406)

Net cash used in investing activities	(5,302)	(6,036)	(3,229)

Cash flows from financing activities:
Proceeds from exercise of stock options	215	9	19
Repurchases of common stock	(471)	(254)	(130)

Net cash used in financing activities	(256)	(245)	(111)

Net change in cash and cash equivalents	1,894	1,152	2,672
Cash and cash equivalents at beginning of year	8,573	7,421	4,749

Cash and cash equivalents at end of year	$10,467	$8,573	$7,421

See accompanying notes to financial statements.

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS

April 30, 2004, 2003, and 2002

(1)    Presentation and Summary of Significant Accounting Policies

(a) Business

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

License.    License revenue in connection with license agreements for standard proprietary software is recognized upon delivery of the software, providing collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, the Company recognizes revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

Maintenance.    Revenue derived from maintenance contracts primarily includes telephone consulting, product updates, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Maintenance contracts are typically sold for a separate fee with initial contractual periods ranging from one to three years with renewal for additional periods thereafter. Maintenance fees are generally billed annually in advance. Maintenance revenue is recognized ratably over the term of the maintenance agreement. In situations where all or a portion of the maintenance fee is bundled with the license fee, VSOE for maintenance is determined based on prices when sold separately.

Services.    Revenue derived from services primarily includes consulting, implementation, and training. Fees are billed under primarily time and materials arrangements and are recognized as services are performed. Reimbursements received for travel and other out-of-pocket expenses incurred in connection with consulting, implementation, and training services are classified as revenue in the statement of operations.

Indirect Channel Revenue.    Revenues are recognized for sales made through indirect channels when the distributor makes the sale to an end-user, or upon delivery to the reseller, when the license fee is fixed or determinable, the license fee is nonrefundable, and all other conditions of SOP 97-2 and SOP 98-9 are met.

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

Deferred Revenue.    Deferred revenue represents advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenue is recognized.

(c) Cost of Revenues

Cost of revenues for licenses includes amortization of capitalized computer software development costs, salaries and benefits, and royalties paid to third-party software vendors. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, and other personnel-related expenses.

(d) Cash Equivalents

Cash equivalents of $10.1 million and $7.8 million at April 30, 2004 and 2003, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

(g) Capitalized Computer Software Development Costs

The Company capitalizes certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized computer software development costs are being amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization.

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

Total Expenditures and Amortization.    Total expenditures for capitalized computer software development costs, total research and development expense, and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30
	2004	2003	2002
	(In thousands)
Total capitalized computer software development costs	$3,292	$2,855	$2,986
Total research and development expense	2,116	2,546	2,712

Total research and development expense and capitalized computer software development costs	$5,408	$5,401	$5,698

Total amortization of capitalized computer software development costs	$3,833	$3,398	$3,512

Capitalized computer software development costs consist of the following at April 30, 2004 and 2003 (in thousands):

	2004	2003
Capitalized computer software development costs	$18,379	$15,087
Less accumulated amortization	11,973	8,140

	$6,406	$6,947

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

(i) Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of capitalized computer software costs and furniture, equipment, and purchased computer software; valuation allowances for receivables and deferred income tax assets; and obligations related to employee benefits. Actual results could differ from those estimates.

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

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

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

	2004	2003	2002
Dividend yield	0%	0%	0%
Expected volatility	103.9%	84.7%	80.2%
Risk-free interest rate	4.3%	3.3%	4.9%
Expected life	4 years	8 years	8 years

The following table illustrates the effect on net earnings if the fair-value-based method had been applied in each period.

	Years ended April 30
	2004	2003	2002
	(In thousands, except per share data)
Net earnings:
As reported	$1,706	$2,286	$2,106
Deduct stock-based compensation expense determined under the fair value method	(540)	(929)	(1,294)

Pro forma	$1,166	$1,357	$812

Basic and diluted net earnings per common share:
As reported	$0.13	$0.17	$0.16
Pro forma	0.09	0.10	0.06

(l) Impairment of Long-Lived Assets

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on May 1, 2002. In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

and liability sections of the balance sheet. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption of SFAS No. 144 did not affect the Company’s financial condition or results of operations.

(m) Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. No statements of comprehensive income have been included in the accompanying financial statements since comprehensive income and net earnings presented in the accompanying statements of operations would be the same.

(n) Earnings Per Common Share

Basic earnings per common share available to common shareholders are based on the weighted average number of common shares outstanding. Diluted earnings per common share available to common shareholders are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

The numerator in calculating both basic and diluted earnings per common share for each year is the same as net earnings. The denominator is based on the following number of common shares:

	Years ended April 30
	2004	2003	2002
	(In thousands)
Weighted average common shares outstanding used for basic	13,120	13,185	13,245
Dilutive effect of outstanding stock options	271	16	27

Total used for diluted	13,391	13,201	13,272

For the years ended April 30, 2004, 2003, and 2002, options to purchase approximately 459,000, 490,000, and 423,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the impact was antidilutive.

(o) Industry Segment

The Company operates and manages its business in one operating segment, that being providing supply chain management software solutions to participants along the supply chain.

(2)    Investments

Investments, which are classified as held-to-maturity, consist of the following at April 30, 2004 and 2003 (in thousands):

	2004			2003
	Carrying value	Fair value	Unrealized gain (loss)	Carrying value	Fair value	Unrealized gain (loss)
Commercial paper	$6,995	$6,997	$2	$6,993	$6,998	$5
Corporate bonds	3,916	3,905	(11)	2,334	2,333	(1)
Government securities	9,453	9,452	(1)	9,113	9,114	1

	$20,364	$20,354	$(10)	$18,440	$18,445	$5

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

(3)    Furniture, Equipment and Purchased Software:

Furniture, equipment and purchased software consist of the following at April 30, 2004 and 2003 (in thousands):

	2004	2003
Computer and communications equipment	$2,394	$3,509
Furniture and fixtures	429	425
Purchased computer software costs	1,468	1,471

	4,291	5,405
Less accumulated depreciation and amortization	4,061	4,814

	$230	$591

(4)    Income Taxes

The Company’s effective tax rate differs from the “expected” income tax expense calculated by applying the Federal statutory rate of 34% to earnings before income taxes as follows:

	Years ended April 30
	2004	2003	2002
	(In thousands)
Computed “expected” income tax expense	$580	$777	$716
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	64	93	103
Change in the valuation allowance for deferred tax assets	(584)	(891)	(922)
Other, net	(60)	21	103

	$—	$—	$—

The significant components of deferred income tax expense attributable to earnings before income taxes for the years ended April 30, 2004, 2003, and 2002 are as follows:

	Years ended April 30
	2004	2003	2002
	(In thousands)
Deferred income tax expense	$584	$891	$922
Decrease in the valuation allowance for deferred tax assets	(584)	(891)	(922)

	$—	$—	$—

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities computed on a separate return basis at April 30, 2004 and 2003 are presented as follows:

	April 30
	2004	2003
	(In thousands)
Deferred income tax assets:
Compensated absences and other expenses, due to accrual for financial reporting purposes	$238	$424
Deferred revenue and prepaid maintenance	—	634
Accounts receivable, due to allowance for doubtful accounts	69	72
Alternative minimum tax credit carryforwards	57	57
Furniture, equipment and purchased software depreciation	122	—
Net operating loss carryforwards	5,745	5,861

Total gross deferred income tax assets	6,231	7,048
Less valuation allowance	3,778	4,362

Net deferred income tax assets	2,453	2,686

Deferred income tax liabilities:
Capitalized computer software development costs	2,433	2,638
Furniture, equipment and purchased software depreciation	—	48
Other	20	—

Total gross deferred income tax liabilities	2,453	2,686

Net deferred income taxes	$—	$—

In accordance with the Company’s Tax Sharing Agreement with ASI, the Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. All benefits derived from deferred tax assets as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards) that arose prior to the initial public offering (originally in the amount of $5,768,000, of which $1,333,000 was used in 1998) were allocated to ASI. Accordingly, the Company will not receive any benefit from the $4,435,000 of contributed gross deferred tax assets that still remain as of April 30, 2004, but will instead record a distribution to ASI as these deferred tax assets are used. Also, the Company has generated approximately $1,750,000 of net operating loss carryforwards (tax-effected) since the initial public offering which can first be used by the Company without paying a distribution to ASI. After the initial public offering, to the extent the tax computation produces a tax benefit for the Company, ASI will be required to pay such amounts to the Company only if and when realized by ASI by a reduction in income taxes payable with respect to the current tax period. At April 30, 2004, ASI had net operating loss carryforwards of approximately $12 million which must be utilized by ASI before the Company would receive payment for any currently generated tax benefits. Such net operating losses expire in varying amounts through 2022.

(5)    Stockholders’ Equity

(a) Stock Compensation

Prior to August 7, 1997, the Company had not issued any stock options; however, certain employees of the Company received stock options of ASI. Effective August 7, 1997, the Company adopted the Logility, Inc. 1997

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

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

The Stock Plan further limits stock option grants by providing that the number of outstanding option shares, when added to the outstanding shares held by shareholders other than American Software, may not exceed 20% of the issued and outstanding shares, if it were assumed that all of the stock options were exercised. As of April 30, 2004, the Company could grant up to approximately 301,000 additional option shares under the limitation described above.

A summary of the status of the Company’s Stock Plan as of April 30, 2004, 2003, and 2002 and changes during the years then ended is presented below:

	Shares	Weighted average price
Outstanding at April 30, 2001	779,021	$4.37
Granted	165,250	3.15
Exercised	(6,500)	2.81
Forfeited/canceled	(156,349)	5.72

Outstanding at April 30, 2002	781,422	3.85
Granted	79,000	2.56
Exercised	(5,625)	1.69
Forfeited/canceled	(75,752)	4.78

Outstanding at April 30, 2003	779,045	3.65

Granted	17,200	4.67
Exercised	(69,380)	3.10
Forfeited/canceled	(15,266)	3.90

Outstanding at April 30, 2004	711,599	$3.72

Options exercisable at April 30, 2004	582,024	$3.89
Weighted average fair value of options granted during:
2004		$3.35
2003		2.09
2002		2.40

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

The following table summarizes information about fixed stock options outstanding at April 30, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at April 30, 2004	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at April 30, 2004	Weighted average exercise price
$ 1.63 — 3.25	392,584	5.9	$2.75	306,959	$2.75
3.26 — 4.88	258,825	6.0	3.82	215,075	3.89
4.89 — 6.50	6,200	9.7	4.93	6,000	4.93
6.51 — 8.13	25,000	5.5	7.30	25,000	7.30
8.14 —11.38	12,995	5.2	10.23	12,995	10.23
11.39 —13.00	2,000	3.8	11.63	2,000	11.63
13.01 —14.63	6,995	3.3	14.50	6,995	14.50
$14.64 —16.25	7,000	4.5	15.61	7,000	15.61

	711,599	5.9	$3.72	582,024	$3.89

(b) Employee Stock Purchase Plan

In November 1998, the Company adopted an Employee Stock Purchase Plan (the Purchase Plan) that offered employees the right to purchase shares of its common stock at 85% of the market price, as defined, pursuant to the Purchase Plan. This plan was terminated on October 31, 2003. Shares purchased on the open market on behalf of employee participants under the Purchase Plan were 4,594, 22,462, and 40,265 during the years ended April 30, 2004, 2003, and 2002, respectively.

(c) Stock Repurchases

In February 2003, the Company’s Board of Directors amended an existing stock repurchase program to authorize the repurchase of up to an additional 400,000 shares of the Company’s common stock for a total authorized repurchase amount of up to 1,550,000 shares. The Company had repurchased 848,265 shares of its common stock for $5,271,000 as of April 30, 2004.

(6)    International Revenue and Significant Customer

International revenues were approximately $1.8 million or 8%, $3.1 million or 12%, and $3.7 million or 13% of total revenues for the years ended April 30, 2004, 2003, and 2002, respectively, and were derived primarily from customers in Europe.

No individual customer accounted for more than 10% of revenue for the years ended April 30, 2004, 2003, or 2002.

(7)    Investment Impairment

In the fourth quarter of fiscal 2004, we recorded a $382,000 investment impairment charge related to a minority investment. The impairment charge adjusted the carrying value of the investment to its estimated fair market value due to an other than temporary impairment having occurred. The remaining carrying amount of $382,000 is recorded in other assets.

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

(8)    Commitments and Contingencies

(a) 401(k) Profit Sharing Plan

The employees of the Company are offered the opportunity to participate in the American Software, Inc. 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 60% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2004, 2003, or 2002.

Through December 31, 2001, the Company contributed an employer match in an amount equal to 25% of the eligible participants’ compensation contributed to the Plan subject to a maximum of 6% of compensation. The Company’s matching contributions totaled approximately $126,000 for 2002.

Effective January 1, 2002, ASI amended the 401(k) Plan to discontinue the Company’s matching contributions. The 401(k) Plan was further amended to allow the Company to make a discretionary matching contribution at a rate to be determined by the Company. No discretionary matching contributions have been made subsequent to January 1, 2002.

(b) Lease Commitments

The Company occupies its principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note 9). Amounts allocated to the Company for rent expense for these facilities were $454,000, $469,000, and $509,000 for the years ended April 30, 2004, 2003, and 2002, respectively. In addition, the Company has various other operating leases. Rent expense under these facility leases was $477,000, $478,000, and $444,000 for the years ended April 30, 2004, 2003, and 2002, respectively.

Future minimum lease payments under noncancelable operating leases (excluding cancelable leases with ASI) are as follows (in thousands):

Year ending April 30:
2005	$296
2006	184
2007	182

$662

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

April 30, 2004, 2003, and 2002

Services Agreement—Commencing August 1, 1997, the Company began purchasing (or selling) various services from (to) ASI based upon various cost methodologies as described below:

Service	Cost methodology	Expense for the year ended April 30, 2004	Expense for the year ended April 30, 2003	Expense for the year ended April 30, 2002
• General corporate services, including accounting, insurance expense, and employee benefits services	Apportioned based on formula to all ASI subsidiaries	$1,025,000	1,138,000	1,326,000

• Professional services to customers on behalf of the Company (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	67,000	52,000	404,000

Facilities Agreement—The Company leases various properties from ASI for specified square foot rates. The stated term of the agreement was for two years and is renewed automatically thereafter for successive one- year terms; however, it may be terminated by either party after a 90-day notice. Also included in these costs are utilities, telephone, and security expenses.		454,000	469,000	509,000

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

Technology License Agreement—The Company granted ASI a nonexclusive, nontransferable, worldwide perpetual right and license to use, execute, reproduce, display, etc., its Supply Chain Planning and Execution Solutions (which ASI had transferred to the Company) so that ASI may maintain and support end-users of the software products. The license is fully paid and royalty-free.

		Not applicable	Not applicable	Not applicable

Marketing License Agreement—The Company previously utilized ASI as a nonexclusive marketing representative for licensing of its products and paid ASI 30% (50% for certain international licenses) of net license fees for its services. This agreement expired August 1, 2003 and was not renewed.		—	102,000	107,000

LOGILITY, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 30, 2004, 2003, and 2002

(10)    Financial Statements and Supplementary Data (Unaudited)

The following schedule represents results for each quarter in the years ended April 30, 2004 and 2003 (in thousands, except per share amounts):

	Total Revenues	Operating Income (Loss)	Net Earnings (Loss)	Diluted net earnings (loss) per share
Quarter ended:
July 31, 2003	$5,362	$324	$370	$0.03
October 31, 2003	5,167	157	221	0.02
January 31, 2004	6,514	944	1,053	0.08
April 30, 2004	5,783	378	62	0.00

Year ended April 30, 2004	$22,826	$1,803	$1,706	$0.13

Quarter ended:
July 31, 2002	$5,821	$(279)	$(91)	$(0.01)
October 31, 2002	5,380	20	214	0.02
January 31, 2003	6,449	843	927	0.07
April 30, 2003	7,187	1,140	1,236	0.09

Year ended April 30, 2003	$24,837	$1,724	$2,286	$0.17

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Logility, Inc.:

We have audited the accompanying balance sheets of Logility, Inc. as of April 30, 2004 and 2003, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logility, Inc. as of April 30, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2004 in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Atlanta, Georgia

June 11, 2004

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during the fiscal quarter ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The directors and executive officers of Logility are as follows:

Name	Age	Position
J. Michael Edenfield	46	Chief Executive Officer, President and Director
James C. Edenfield	69	Chairman of the Board of Directors
Frederick E. Cooper	62	Director
Parker H. Petit	64	Director
Dr. John A. White	64	Director
Vincent C. Klinges	41	Chief Financial Officer
H. Allan Dow	40	Executive Vice President, Worldwide Sales and Marketing
Donald L. Thomas	57	Vice President, Customer Service

Directors are divided into three classes, with staggered three-year terms. Information regarding the directors of the Company, including their ages, their principal occupations for at least the past five years, other public company directorships held by them and the year each was first elected as a director of the Company, are set forth under the caption “Election of Directors” in the Proxy Statement, which information is incorporated herein by reference.

Executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors. Information regarding the executive officers of the Company who are not directors, including their ages and their principal occupations for at least the past five years, is set forth below:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and holders of more than 10% of our Common Stock are required under regulations promulgated by the Commission to furnish us with copies of all Section 16(a) forms they file. Based upon a review by the Company of filings made under Section 16(a) of the Exchange Act and representations from its directors and officers, all of the reports required to be filed during fiscal 2004 were filed on a timely basis.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics, which applies to all directors, officers and employees of the Company, including its Chief Executive Officer, Chief Financial Officer and Controller. The Code of Business Conduct and Ethics is available on the Company’s website at http://www.logility.com/about/investor_relations.html.

Item 11.    Executive Compensation

This information is set forth under the caption “Certain Information Regarding Executive Officers and Directors” in the Company’s 2004 Proxy Statement for the 2004 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference.

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

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either Logility or American Software elects not to renew its term by giving proper notice. We will indemnify American Software against any damages that American Software may incur in connection with its performance of services under the Services Agreement (other than those arising from American Software’s gross negligence or willful misconduct), and American Software will indemnify us against any damages arising out of American Software’s gross negligence or willful misconduct in connection with its rendering of services under the Services Agreement. For the fiscal years ended April 30, 2004 and April 30, 2003, the amounts paid by us to American Software pursuant to this agreement were $1.1 million and $1.2 million, respectively.

Facilities Agreement

American Software and Logility have entered into a Facilities Agreement (the “Facilities Agreement”), which provides that we may occupy space located in certain facilities owned or leased by American Software (or subsidiaries of American Software). The Facilities Agreement had an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term. The Facilities Agreement may be terminated upon 30 days’ written notice by us for any reason with respect to any particular facility. Our leasing of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software. For the fiscal years ended April 30, 2004 and April 30, 2003, the amounts paid by us to American Software pursuant to this agreement were $454,000 and $469,000, respectively. Included in these amounts are lease expense, utilities expense, telephone expense, and security expense.

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

Marketing License Agreement

American Software USA, Inc. (“USA”), a wholly-owned subsidiary of American Software, and Logility had previously entered into a Marketing License Agreement (the “Marketing License Agreement”) pursuant to which USA agreed to act as a non-exclusive marketing representative of Logility for the solicitation of license agreements relating to the Logility Voyager Solutions product line. The Marketing License Agreement ended August 1, 2003, and was not renewed. No payments were made under this agreement for fiscal year 2004. In fiscal 2003 the services related to this agreement and a predecessor agreement were valued at $102,000.

Item 14.    Principal Accountant Fees and Services

This information is set forth under the caption “Independent Registered Public Accountants—Audit Fees and All Other Fees” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this Form 10-K:

1.    Financial statement schedule included in Part IV of this Form:

Page
Report of Independent Registered Public Accounting Firm	68
Schedule II—Valuation and Qualifying Accounts—for the three years ended April 30, 2004	69

All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

2.    Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.1	Logility’s Amended and Restated Articles of Incorporation, and amendments included as Exhibit 3.1 to Logility’s Registration Statement No. 333-33385 on Form S-1 (the “S-1 Registration Statement”) and incorporated herein by this reference.

3.2	Logility’s Amended and Restated By-Laws, included as Exhibit 3.1 to the S-1 Registration Statement and incorporated herein by this reference.

10.1	1997 Stock Plan, Amended and Restated as of August 26, 1998, included as Exhibit 4.1 to Logility’s Form S-8 Registration Statement No. 333-62531 and incorporated herein by this reference.

10.2	Subsidiary Formation Agreement among Logility, American Software, and certain subsidiaries of American Software, as amended, included as Exhibit 10.3 to the S-1 Registration Statement, and incorporated herein by this reference.

10.3	Merger Agreement between Logility and Distribution Sciences, Inc., included as Exhibit 10.4 to the S-1 Registration Statement, and incorporated herein by this reference.

10.4	Services Agreement between Logility and American Software, included as Exhibit 10.5 to the S-1 Registration Statement, and incorporated herein by this reference.

10.5	Facilities Agreement between Logility and American Software, included as Exhibit 10.6 to the S-1 Registration Statement, and incorporated herein by this reference.

10.6	Tax Sharing Agreement between Logility and American Software, included as Exhibit 10.7 to the S-1 Registration Statement, and incorporated herein by this reference.

10.7	Stock Option Agreement between Logility and American Software, included as Exhibit 10.8 to the S-1 Registration Statement, and incorporated herein by this reference.

10.8	Technology License Agreement between Logility and American Software, as amended, included as Exhibit 10.9 to the S-1 Registration Statement, and incorporated herein by this reference.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

The Company filed the following reports on Form 8-K during the fourth quarter of fiscal 2004:

1.    Press Release of Logility, Inc., dated February 18, 2004, reporting Logility, Inc.’s financial results for the third quarter of fiscal year 2004.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Logility, Inc.:

Under date of June 11, 2004, we reported on the balance sheets of Logility, Inc. as of April 30, 2004 and 2003, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2004, which are included in the April 30, 2004 annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Atlanta, Georgia

June 11, 2004

Schedule II

LOGILITY, INC.

Consolidated Valuation Accounts

Years ended April 30, 2004, 2003, and 2002

(In thousands)

Allowance for Doubtful Accounts

	Balance at beginning of year	Additions charged to expense	Other additions(1)	Deductions(2)	Balance at end of year
Year ended:
April 30, 2004	$189	45	6	60	180
April 30, 2003	326	180	—	317	189
April 30, 2002	552	160	73	459	326

(1)	Recovery of previously written-off amounts.
(2)	Write-off of uncollectible accounts.

Deferred Income Tax Valuation Allowance

	Balance at beginning of year	Additions charged to expense	Other additions	Deductions	Balance at end of year
Year ended:
April 30, 2004	$4,362	—	—	584	3,778
April 30, 2003	5,253	—	—	891	4,362
April 30, 2002	6,175	—	—	922	5,253

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGILITY, INC.

By:	J. MICHAEL EDENFIELD
J. Michael Edenfield Chief Executive Officer

Date: July 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. MICHAEL EDENFIELD J. Michael Edenfield	President, Chief Executive Officer	July 12, 2004

/s/ JAMES C. EDENFIELD James C. Edenfield	Chairman of the Board of Directors	July 12, 2004

/s/ FREDERICK E. COOPER Frederick E. Cooper	Director	July 12, 2004

/s/ PARKER H. PETIT Parker H. Petit	Director	July 12, 2004

/s/ DR. JOHN A. WHITE Dr. John A. White	Director	July 12, 2004

/s/ VINCENT C. KLINGES Vincent C. Klinges	Chief Financial Officer	July 9, 2004

/s/ DEIRDRE J. LAVENDER Deirdre J. Lavender	Controller and Principal Accounting Officer	July 9, 2004