Form 10-Q
period 2004-07-31
LOGILITY INC
filed 2004-09-09
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at September 7, 2004
Common Stock, no par value	13,068,417 Shares

LOGILITY, INC.

Form 10-Q

Quarter Ended July 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LOGILITY, INC.

Condensed Balance Sheets (Unaudited)

(in thousands, except share data)

	July 31, 2004	April 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$10,994	$10,467
Investments	20,482	20,364
Trade accounts receivable, less allowance for doubtful accounts of $117 at July 31, 2004 and $180 at April 30, 2004:
Billed	1,542	3,166
Unbilled	1,476	813
Prepaid expenses and other current assets	424	466

Total current assets	34,918	35,276

Property and equipment, net	242	230
Capitalized computer software development costs, less accumulated amortization	6,314	6,406
Other assets, net	455	456

	$41,929	$42,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161	$131
Accrued compensation and related costs	736	1,106
Other current liabilities	510	530
Deferred revenue	5,564	5,869
Due to American Software, Inc.	2,472	2,458

Total current liabilities	9,443	10,094

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 13,961,007 and 13,960,219 shares issued at July 31, 2004 and April 30, 2004, respectively	—	—
Additional paid-in capital	44,929	44,927
Accumulated deficit	(7,005)	(7,382)
Treasury stock, at cost – 885,215 and 848,265 shares at July 31, 2004 and April 30, 2004, respectively	(5,438)	(5,271)

Total shareholders’ equity	32,486	32,274

	$41,929	$42,368

See accompanying notes to condensed financial statements - unaudited.

Item 1. Financial Statements (continued)

LOGILITY, INC.

Condensed Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended July 31,
	2004	2003
Revenues:
License fees	$1,414	$1,111
Services and other	1,260	1,454
Maintenance	2,757	2,797

Total revenues	5,431	5,362

Cost of revenues:
License fees	860	956
Services and other	662	700
Maintenance	440	443

Total cost of revenues	1,962	2,099

Gross margin	3,469	3,263

Operating expenses:
Research and development	1,331	1,365
Less: capitalized computer software development costs	(670)	(802)
Sales and marketing	1,857	1,621
General and administrative	685	755

Total operating expenses	3,203	2,939

Operating income	266	324

Other income, net	111	46

Earnings before income taxes	377	370
Income taxes	—	—

Net earnings	$377	$370

Basic net earnings per common share	$0.03	$0.03

Diluted net earnings per common share	$0.03	$0.03

Shares used in the calculation of earnings per common share:

Basic	13,092	13,134

Diluted	13,298	13,319

See accompanying notes to condensed financial statements - unaudited.

Item 1. Financial Statements (continued)

LOGILITY, INC.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended July 31,
	2004	2003
Cash flows from operating activities:

Net earnings	$377	$370
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	810	1,026
(Increase) decrease in assets:
Accounts receivable	961	208
Prepaid expenses and other assets	43	(9)
Increase (decrease) in liabilities:
Due to American Software, Inc.	14	(90)
Accounts payable, accrued costs and other current liabilities	(360)	(1,236)

Deferred revenues	(305)	176

Net cash provided by operating activities	1,540	445

Cash flows from investing activities:
Additions to capitalized computer software development costs	(670)	(802)
Proceeds from maturities of investments	22,990	27,630
Purchases of investments	(23,108)	(27,555)
Purchases of furniture and equipment	(60)	(5)

Net cash used in investing activities	(848)	(732)

Cash flows from financing activities:
Repurchases of common stock	(167)	(128)
Proceeds from exercise of stock options	2	20

Net cash used in financing activities	(165)	(108)

Net change in cash and cash equivalents	527	(395)
Cash and cash equivalents at beginning of period	10,467	8,573

Cash and cash equivalents at end of period	$10,994	$8,178

See accompanying notes to condensed financial statements - unaudited.

LOGILITY, INC.

Notes to Condensed Financial Statements – Unaudited

July 31, 2004

A.	Basis of Presentation

The accompanying condensed financial statements are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. You should review these financial statements in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004, as filed with the SEC. The financial information we present in the condensed financial statements reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period.

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

July 31, 2004

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

E.	Major Customer

No single customer accounted for more than 10% of our total revenues in the quarters ended July 31, 2004 and July 31, 2003.

F.	Net Earnings Per Common Share

Basic net earnings per common share available to common shareholders is based on the weighted-average number of common shares outstanding. We base diluted net earnings per common share available to common shareholders on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

LOGILITY, INC.

Notes to Condensed Financial Statements – Unaudited (Continued)

July 31, 2004

The numerator in calculating both basic and diluted net earnings per common share for each period is the same as net earnings. The denominator is based on the following number of common shares:

	Three Months ended July 31,
	2004	2003
	(in thousands)
Common Shares:
Weighted average common shares outstanding	13,092	13,134

Dilutive effect of outstanding stock options	206	185

Total	13,298	13,319

Net earnings:	$377	$370

Net earnings per common share:
Basic	$0.03	$0.03

Diluted	$0.03	$0.03

For the three months ended July 31, 2004, we excluded options to purchase 144,690 shares of common stock from the computation of diluted earnings per share, and for the three months ended July 31, 2003, we excluded options to purchase 130,523 shares of common stock from that computation. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of July 31, 2004, we had a total of 883,811 options outstanding and as of July 31, 2003, we had a total of 760,899 options outstanding.

G.	Stock Compensation Plans

As permitted under SFAS No. 148, Accounting for Stock-Based Compensation – Transaction and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to follow the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for our fixed-plan stock options. Under this method, we record compensation expense on the date of grant generally if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of grant.

LOGILITY, INC.

Notes to Condensed Financial Statements – Unaudited (Continued)

July 31, 2004

The following table illustrates the pro forma effect on net earnings if we had applied the fair-value-based method in each period:

	Three months ended July 31
	2004	2003
	(In thousands, except per share data)
Net earnings as reported	$377	$370
Less total stock-based compensation expense determined under fair value based method for all awards	(76)	(175)

Pro forma net earnings	$301	$195

Basic earnings per share:
As reported	$0.03	$0.03
Pro forma	$0.02	$0.01

Diluted earnings per share:
As reported	$0.03	$0.03
Pro forma	$0.02	$0.01

H.	Agreements with American Software, Inc. (“ASI”)

We have entered into certain contractual arrangements with ASI, as described below. Because ASI owns a majority of our shares, the terms of these agreements do not reflect arm’s length negotiation. However, management believes that the rates negotiated in the agreements reflect fair market values.

Tax Sharing Agreement—In 1997, we entered into a Tax Sharing Agreement with ASI (the “Tax Sharing Agreement”). Under this Agreement, we will determine with ASI the amount of taxes that we will pay, subject to certain adjustments, as if we were to file separate federal, state, and local income tax returns, rather than as a consolidated subsidiary of ASI. Pursuant to the Tax Sharing Agreement, we compute a separate, stand-alone income tax provision and settle balances due to or from ASI on this basis. The Tax Sharing Agreement allocated to ASI all benefits derived from deferred tax assets as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards) that arose prior to our October 1997 initial public offering ($5,768,000). Accordingly, we will not receive any benefit from the $5,768,000 of contributed gross deferred tax assets. In addition, the Tax Sharing Agreement allocates to us certain deferred tax liabilities that arose prior to the initial public offering. To the extent the tax computation produces a tax benefit for us, ASI is required to pay such amounts to us only if and when ASI realizes a reduction in income taxes payable with respect to the current tax period. At April 30, 2004, ASI had net operating loss carryforwards of approximately $12 million that ASI must utilize before we would receive payment for any currently generated tax benefits. Such net operating losses expire in varying amounts through 2022.

LOGILITY, INC.

Notes to Condensed Financial Statements – Unaudited (Continued)

July 31, 2004

Services Agreement—We purchase or sell various services from or to ASI based upon various cost methodologies as described below:

Service	Cost methodology	Three months ended July 31, 2004	Three months ended July 31, 2003
• General corporate services, including accounting and insurance expense	Apportioned based on formula to all ASI subsidiaries	$237,000	$277,000

• Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	27,000	9,000

• Employee benefits services	Apportioned based on formula to all ASI subsidiaries	3,000	3,000

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

Facilities Agreement—We lease various properties from ASI for specified square foot rates pursuant to a Facilities Agreement dated August 1, 1997, which the parties have renewed automatically annually since the initial two-year term. The stated term of the agreement is for two years with automatic one year extensions; however, either party may terminate the agreement after a 90 day notice. ASI also allocates utilities, telephone and security expenses under this agreement based on our percentage of occupancy. Our lease of space at any facility under the agreement is limited by the term of the underlying lease between ASI and a landlord with respect to any facility leased by ASI and is subject to the disposition by ASI of any facility that ASI owns. The parties valued the services related to this agreement at $116,000 for the three months ended July 31, 2004 and the three months ended July 31, 2003.

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

LOGILITY, INC.

Notes to Condensed Financial Statements – Unaudited (Continued)

July 31, 2004

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

I.	Lease Commitments

We occupy our principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note “G”). Amounts allocated to the Company for rent expense for these facilities were $82,000 for the three months ended July 31, 2004 and the three months ended July 31, 2003. The Facilities Agreement, summarized above, is the basis for the calculation of these amounts. In addition, we have various other operating and facilities leases. Expense under these operating and facilities leases was $129,000 for the three months ended July 31, 2004, and $162,000 for the three months ended July 31, 2003.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. The terms “fiscal 2005” and “fiscal 2004” refer to our fiscal years ending April 30, 2005 and 2004, respectively.

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

We derive revenues primarily from three sources: software licenses, services and other, and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, consulting and customization services. We bill under both time and materials and fixed fee arrangements and recognize revenues as we perform services. Maintenance agreements typically are for a one- to three-year term and usually are entered into at the time of the initial product license. We generally bill maintenance fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

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

We currently view the following factors as the primary opportunities and risks associated with our business:

•	The opportunity to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and service providers to integrate the Logility Voyager Solutions suite into their services and products and to create joint marketing opportunities; we currently have a number of marketing alliances, including those with IBM and SSA Global Technologies;

•	The opportunity for select acquisitions or investments to provide opportunities to expand our sales distribution channels and/or broaden our product offering by providing additional solutions for our target markets;

•	Our dependence on, and the risks associated with, the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control;

•	The risk that our competitors may develop technologies that are substantially equivalent or superior to our technology; and

•	The risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive; for example, some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad. In recent years, the weakness in the overall world economy, and the U.S. economy in particular, has resulted in reduced expenditures in the business software market. As a result of these economic conditions, as well as increased competition in the business application area, we restructured our business in the first half of fiscal 2001 in order to become profitable. Our restructuring consisted of changes in sales management, a redirection of marketing efforts, and general reductions in expenditure levels across all functional areas. Primarily as a result of this restructuring, we have recorded positive operating and net earnings for thirteen out of the past fourteen consecutive quarters.

We believe that the overall world economy, the U.S. economy, and the economic environment for business software spending appear to be improving slightly. Although this improvement could slow or regress at any time, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound, and to better withstand any further tightening in capital spending. While our sales pipelines are improving slightly, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to the economic downturn.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2004 and 2003:

	Percentage of Total Revenues		Pct. Change in Dollars
	2004	2003	2004 vs 2003
Revenues:
License fees	26%	21%	27%
Services and other	23	27	(13)
Maintenance	51	52	(1)

Total revenues	100	100	1

Cost of revenues:
License fees	16	18	(10)
Services and other	12	13	(5)
Maintenance	8	8	(1)

Total cost of revenues	36	39	(7)

Gross margin	64	61	6

Operating expenses:
Research and development	25	26	(2)
Less: Capitalized computer software development costs	(12)	(15)	(16)
Sales and marketing	34	30	15
General and administrative	12	14	(9)

Total operating expenses	59	55	9

Operating income	5	6	(18)

Other income, net	2	1	141

Earnings before income taxes	7	7	2
Income taxes	—	—	—

Net earnings	7%	7%	2%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003:

REVENUES:

For the quarter ended July 31, 2004, the increase in revenues from the quarter ended July 31, 2003 was attributable to an increase in license fee revenues, partially offset by decreases in services and other and maintenance revenues. International revenues represented approximately 10% of total revenues in the quarter ended July 31, 2004, compared to approximately 9% in the same period a year ago. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period. No single customer accounted for more than 10% of our total revenues in the quarters ended July 31, 2004 and July 31, 2003.

LICENSES. The increase in license fees in the quarter ended July 31, 2004 was primarily the result of increased sales effectiveness. The direct sales channel provided approximately 90% of license fee revenues for the quarter ended July 31, 2004, compared to approximately 81% in the comparable quarter a year ago. This decrease was due primarily to decreased sales from the indirect channel. For the quarter ended July 31, 2004, our margins after commissions on direct sales were approximately 90%, and our margins after commissions on indirect sales were approximately 50%.

SERVICES AND OTHER. The decrease in services and other revenues for the quarter ended July 31, 2004 was primarily the result of lower software implementation services related to decreased license fees in recent periods. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. The decrease in maintenance revenues for the quarter ended July 31, 2004 was due to lower license fees in recent quarters. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Three months ended July 31,
	2004		2003
Gross margin on license fees:	$554	39%	$155	14%
Gross margin on services and other:	$598	47%	$754	52%
Gross margin on maintenance:	$2,317	84%	$2,354	84%

Total gross margin:	$3,469	64%	$3,263	61%

For the quarter ended July 31, 2004, the increase in total gross margin percentage was due to an increase in license fee gross margin percentage, partially offset by a decrease in gross margin percentage on services and other revenues.

LICENSES. The increase in gross margin percentage on license fees for the quarter ended July 31, 2004 was due primarily to higher license fee revenues, and to a lesser extent decreased expense related to amortization of capitalized software development costs. License fee gross margin normally is directly related to the level of license fee revenues due to the relatively fixed amortization level of computer software development expense, which is the primary component of cost of license fees.

SERVICES AND OTHER. For the quarter ended July 31, 2004, the decrease in services and other gross margin percentage was due primarily to the decrease in services and other revenues. Services and other gross margin normally is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively fixed in the short term.

MAINTENANCE. For the quarter ended July 31, 2004, maintenance gross margin percentage was relatively unchanged, as we were able to adjust our maintenance costs to closely match our maintenance revenues.

EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended ($000’s omitted)
	July 31, 2004	Percent Change	July 31, 2003
Gross product research and development costs	$1,331	(2)%	$1,365
Percentage of total revenues	25%		25%
Less: Capitalized computer software research and development costs	$(670)	(16)%	$(802)
Percentage of gross product research and development costs	50%		59%

Product research and development expenses	$661	17%	$563
Percentage of total revenues	12%		10%

For the quarter ended July 31, 2004, capitalized software development costs decreased at a higher rate than gross product research and development costs, when compared to the prior year period. We typically capitalize higher levels of development costs towards the end of the development phase of a large project. In the quarter ended July 31, 2003, we ended the development phase of Logility Voyager Solutions 7.0, which caused an increase in capitalized development costs during that period. Due to the ending of this development phase, we expect capitalized development costs to show a decreasing trend in coming quarters, when compared to the prior year periods.

SALES AND MARKETING. For the quarter ended July 31, 2004, sales and marketing expenses increased 15% from the same period a year ago, to approximately $1.9 million, due primarily to increased sales commissions related to the increase in license fees, and to a lesser extent increased marketing expenditures related to trade show activities.

GENERAL AND ADMINISTRATIVE. For the quarter ended July 31, 2004, the decrease in general and administrative expenses was due primarily to reductions in employee headcount. For the three months ended July 31, 2004, the average number of total employees was approximately 111, compared to approximately 127 for the three months ended July 31, 2003.

OTHER INCOME:

Other income is comprised of earnings from the investment of our cash reserves. Our investments are short-term in nature, and generally mature within one year. Investments consist of money market funds, U.S. Government Securities, A1/P1 rated commercial paper, and minimum A- rated corporate bonds. For the three months ended July 31, 2004, as well as the three months ended July 31, 2003, these investments generated an annualized yield of approximately 1.2%. In the quarter ended July 31, 2004, compared to the quarter ended July 31, 2003, other income increased while interest rates remained relatively level due to higher bond amortization expense in the prior year period.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software, Inc. However, we provide for income taxes as if we were filing a separate income tax return. For the quarters ended July 31, 2004 and July 31, 2003, we did not record any income taxes, as a result of cumulative net operating losses in prior years.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Sources and Uses of Cash

We have historically funded, and continue to fund, our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash that operating activities provide generally reflect changes in our net earnings and non-cash operating items plus the effect of changes in our operating assets and liabilities, such as trade accounts receivable, trade accounts payable, accrued expenses and deferred revenue. We have no debt obligations or off-balance sheet financing arrangements, and therefore we use no cash for debt service purposes.

The following tables show summary information about our cash flows and liquidity positions during the quarters ended July 31, 2004 and July 31, 2003. You should read this table and the discussion that follows in conjunction with our condensed statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

	Three Months Ended July 31(000’s omitted)
	2004	2003
Net cash provided by operating activities	$1,540	$445
Net cash used in investing activities	(848)	(732)
Net cash used in financing activities	(165)	(108)

Net change in cash and cash equivalents	$527	$(395)

For the quarter ended July 31, 2004, the increase in cash provided by operating activities was due primarily to a decrease in accounts receivable, partially offset by a decrease in accounts payable, accrued costs and other liabilities. The decrease in accounts receivable was attributable to better collection efforts. The increase in cash used in investing activities when compared to the prior year period was due primarily to increased purchases of short-term investments. Cash used in financing activities increased when compared to the prior year period, due primarily to increased repurchases of our common stock.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of July 31 (000’s omitted)
	2004	2003
Cash and cash equivalents	$10,994	$8,178
Investments	20,482	18,365

Total cash and investments	$31,476	$26,543

Net change in total cash and investments (three months ended July 31)	$645	$(470)

The change in total cash generated for the three months ended July 31, 2004 when compared to cash used in the prior year period was due primarily to the changes in operating assets and liabilities noted above.

Days Sales Outstanding in accounts receivable were 52 days as of July 31, 2004, compared to 98 days as of July 31, 2003. This decrease was due primarily to better collection efforts. Our current ratio on July 31, 2004 was 3.7 to 1, compared to 3.5 to 1 on April 30, 2004. This decrease was due primarily to the decrease in accounts receivable.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $31.5 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor American Software currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

In November 1998, our Board of Directors approved a resolution authorizing us to repurchase up to 800,000 shares of our common stock through open market purchases at prevailing market prices. In February 2003, our Board of Directors approved a resolution authorizing us to repurchase an additional 400,000 shares for a total current authorized repurchase amount of 1,200,000 shares. The timing of any repurchases would depend on market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For these current repurchase plans, through September 7, 2004, we repurchased a cumulative total of 542,590 shares at a total cost of approximately $2.2 million. In the first quarter of fiscal 2005, we purchased 36,950 shares of our common stock at an average price of $4.51 per share. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under existing repurchase programs.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements applicable to the Company beyond those we reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004, as filed with the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are both important to the portrayal of our financial condition and results of operations, and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Annual Report on Form 10-K for the fiscal year ended April 30, 2004, as filed with the SEC, we described the policies and estimates relating to revenue recognition, allowance for doubtful accounts, valuation of long-lived and intangible assets, and income taxes as our critical accounting policies, and since then, we have made no changes to our reported critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the quarter ended July 31, 2004, we generated approximately 10% of our revenues outside the United States. We usually make international sales directly through our foreign operations or through value added resellers. We typically denominate these sales in U.S. Dollars, British Pounds Sterling, or Euros. However, we denominate the expenses that we incur in our foreign operations in the local currency. The effect of foreign exchange rate fluctuations on us during the quarter ended July 31, 2004 was not material. We have not engaged in any hedging activities.

Interest rates. We have no debt, so we have limited our discussion of interest rate risk to risks associated with our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. Dollars. The fair market value and carrying value of securities held at July 31, 2004 were both approximately $31.5 million.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes repurchases of our stock in the quarter ended July 31, 2004:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2004 through May 31, 2004	0	$0.00	0	701,735
June 1, 2004 through June 30, 2004	35,250	$4.53	159,530	666,485
July 1, 2004 through July 31, 2004	1,700	$4.28	7,280	664,785

Total Fiscal 2005 First Quarter	36,950	$4.51	166,810	664,785

*	The above share purchase authority was approved by our Board of Directors in November 1998 and in February 2003, when the Board approved resolutions authorizing us to repurchase an aggregate of up to 1.2 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1. Section 906 Certifications

(b) The following report on Form 8-K was furnished during the quarter ended July 31, 2004:

1. Report on Form 8-K dated June 2, 2004 reporting financial results for the fourth quarter of fiscal year 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGILITY, INC.

Date: September 7, 2004	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President and Chief Executive Officer

Date: September 7, 2004	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: September 7, 2004	By:	/s/ Deirdre J. Lavender
Deirdre J. Lavender
Controller and Principal Accounting Officer