Form 10-Q
period 2004-10-31
LOGILITY INC
filed 2004-12-10
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at December 8, 2004
Common Stock, no par value	12,961,304 Shares

LOGILITY, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended October 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LOGILITY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	October 31, 2004	April 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$633	$10,467
Investments - current	19,863	20,364
Trade accounts receivable, less allowance for doubtful accounts of $307 at October 31, 2004 and $180 at April 30, 2004:
Billed	4,096	3,166
Unbilled	505	813
Prepaid expenses and other current assets	1,877	466

Total current assets	26,974	35,276

Investments – noncurrent	500	—
Property and equipment, net	260	230
Capitalized computer software development costs, less accumulated amortization	6,263	6,406
Goodwill	6,241	—
Other intangibles, net	2,363	—
Other assets, net	414	456

	$43,015	$42,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$470	$131
Accrued compensation and related costs	688	1,106
Other current liabilities	2,057	530
Deferred revenue	5,695	5,869
Due to American Software, Inc.	2,722	2,458

Total current liabilities	11,632	10,094

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 13,970,219 and 13,960,219 shares issued at October 31, 2004 and April 30, 2004, respectively	—	—
Additional paid-in capital	44,956	44,927
Accumulated deficit	(7,533)	(7,382)
Treasury stock, at cost – 1,008,915 and 848,265 shares at October 31, 2004 and April 30, 2004, respectively	(6,040)	(5,271)

Total shareholders’ equity	31,383	32,274

	$43,015	$42,368

See accompanying notes to condensed consolidated financial statements - unaudited.

Item 1. Financial Statements (continued)

LOGILITY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Revenues:
License fees	$656	$1,174	$2,070	$2,285
Services and other	1,148	1,281	2,408	2,735
Maintenance	3,027	2,712	5,784	5,509

Total revenues	4,831	5,167	10,262	10,529

Cost of revenues:
License fees	840	1,013	1,700	1,969
Services and other	588	667	1,250	1,367
Maintenance	632	459	1,072	902

Total cost of revenues	2,060	2,139	4,022	4,238

Gross Margin	2,771	3,028	6,240	6,291

Operating expenses:
Research and development costs	1,404	1,395	2,735	2,760
Less: Capitalized computer software research and development costs	(711)	(849)	(1,381)	(1,651)
Sales and marketing	1,779	1,599	3,636	3,220
General and administrative	805	726	1,490	1,481
Acquisition related amortization of intangibles	38	—	38	—

Total operating expenses	3,315	2,871	6,518	5,810

Operating income (loss)	(544)	157	(278)	481

Investment impairment	(100)	—	(100)	—
Other income, net	116	64	227	110

Earnings (loss) before income taxes	(528)	221	(151)	591

Income taxes	—	—	—	—

Net earnings (loss)	$(528)	$221	$(151)	$591

Net earnings (loss) per common share:
Basic:	$(0.04)	$0.02	$(0.01)	$0.05

Diluted:	$(0.04)	$0.02	$(0.01)	$0.04

Shares used in the calculation of net earnings (loss) per common share:*
Basic	13,013	13,105	13,052	13,119

Diluted	13,013	13,317	13,052	13,322

*	Diluted weighted average common shares outstanding does not include dilutive stock options in the three and six months ended October 31, 2004 calculations due to the anti-dilution of the net loss.

See accompanying notes to condensed consolidated financial statements - unaudited.

Item 1. Financial Statements (continued)

LOGILITY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended October 31,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(151)	$591
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Investment impairment	100	—
Depreciation and amortization	1,658	2,090
(Increase) decrease in assets, net of effects of acquisition:
Accounts receivable	1,374	2,657
Prepaid expenses and other assets	(263)	(40)
Increase (decrease) in liabilities, net of effects of acquisition:
Due to American Software, Inc.	264	116
Accounts payable, accrued costs and other current liabilities	(581)	(1,426)
Deferred revenues	(1,324)	(1,318)

Net cash provided by operating activities	1,077	2,670

Cash flows from investing activities:
Additions to capitalized computer software development costs	(1,381)	(1,651)
Proceeds from maturities of investments	44,511	51,577
Purchases of investments	(44,510)	(50,204)
Purchases of furniture and equipment	(100)	(47)
Purchase of Demand Management, Inc., net of cash acquired	(8,691)

Net cash used in investing activities	(10,171)	(325)

Cash flows from financing activities:
Repurchases of common stock	(769)	(317)
Proceeds from exercise of stock options	29	80

Net cash used in financing activities	(740)	(237)

Net change in cash and cash equivalents	(9,834)	2,108

Cash and cash equivalents at beginning of period	10,467	8,573

Cash and cash equivalents at end of period	$633	$10,681

See accompanying notes to condensed consolidated financial statements - unaudited.

LOGILITY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited

October 31, 2004

A. Basis of Presentation

The accompanying condensed financial statements are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), we have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. You should review these consolidated financial statements in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004, as filed with the SEC. The financial information we present in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period.

We are an approximately 87% owned subsidiary of American Software, Inc., a publicly held provider of enterprise resource planning and supply chain management software solutions (NASDAQ – AMSWA).

B. Industry Segments

We have adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in one segment, collaborative supply chain management, which provides business-to-business collaborative commerce solutions to optimize supply chain operations for manufacturers, distributors and retailers.

C. Comprehensive Income

We have adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. We have not included consolidated statements of comprehensive income in the accompanying condensed consolidated financial statements since comprehensive income and net earnings presented in the accompanying condensed consolidated statements of operations would be substantially the same.

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

LOGILITY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

October 31, 2004

Services and Other. Revenue derived from services and other primarily includes revenues from consulting, implementation, and training. We bill under both time and materials and fixed fee arrangements and recognize revenues as we perform the services. We classify the reimbursements that we receive for travel and other out-of-pocket expenses incurred in connection with consulting, implementation, and training services as revenue in our consolidated statements of operations.

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

E. Major Customer

No single customer accounted for more than 10% of our total revenues in the quarters and six months ended October 31, 2004 and October 31, 2003.

F. Net Earnings Per Common Share

Basic net earnings per common share available to common shareholders is based on the weighted-average number of common shares outstanding. For periods in which we have net earnings, we base diluted net earnings per common share available to common shareholders on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

LOGILITY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

October 31, 2004

The numerator in calculating both basic and diluted net earnings per common share for each period is the same as net earnings. The denominator is based on the following number of common shares:

	Three Months ended October 31,		Six Months ended October 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Common Shares:
Weighted average common shares outstanding	13,013	13,105	13,052	13,119

Dilutive effect of outstanding stock options	—	212	—	203

Total	13,013	13,317	13,052	13,322

Net earnings (loss):	$(528)	$221	$(151)	$591

Net earnings (loss) per common share:
Basic	$(0.04)	$0.02	$(0.01)	$0.05

Diluted	$(0.04)	$0.02	$(0.01)	$0.04

Because of the antidilutive effect of the net loss, all outstanding stock options were excluded from the calculation of diluted earnings per share for the three and six months ended October 31, 2004. For the three months ended October 31, 2004, options to purchase 727,159 shares of common stock, and for the six months ended October 31, 2004, options to purchase 650,991 shares of common stock would have been taken into account in calculating diluted earnings per share were it not for the antidilutive effect of the net loss.

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

As of October 31, 2004, we had a total of 874,849 options outstanding and as of October 31, 2003, we had a total of 746,109 options outstanding.

G. Acquisition of Demand Management, Inc.

On September 30, 2004, we acquired certain assets and the distribution channel of privately-held Demand Management, Inc. (“DMI”), a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand, for $9.5 million in cash, less working capital and cash on hand, for a net cash consideration of $8.7 million. Under the terms of the agreement, the business and assets of Demand Management were acquired by a wholly-owned subsidiary of Logility. The results of operations from DMI have been included in the accompanying condensed consolidated financial statements effective October 1, 2004.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent management’s estimate of current fair values. We allocated the total purchase price to the net tangible assets and

LOGILITY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

October 31, 2004

intangible assets acquired based on our estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including tradenames and maintenance contracts, was based on management’s best estimate. The estimating process included a consultation and review with a third party appraiser. We allocated $6.2 million of the total purchase price to goodwill, which is deductible for income tax purposes.

The preliminary calculation of the total purchase price was as follows (in thousands):

Tangible Net Book Value	$900
Business Restructuring	(425)
Acquisition Expenses	(425)
Intangible Asset to be Amortized	2,400
Goodwill	6,241

Net Cash Outlay	8,691
Working Capital Adjustment	590
Closing Cash	219

Total Purchase Price	$9,500

The following preliminary allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of September 30, 2004 (in thousands):

Accounts receivable	$1,997
Deferred sales commissions	780
Prepaid expenses and other current assets	209
Property and equipment	26
Other non-current assets	217
Intangible assets[1]	2,400
Goodwill	6,241
Accounts payable	(1,039)
Accrued expenses and other current liabilities	(990)
Deferred revenue	(1,150)

Total Cash Outlay	8,691
Cash and cash equivalents	219
Working capital adjustment	590

Total Purchase Price	$9,500

[1]	Includes $1 million for distribution channels, $800,000 for customer relationships, and $300,000 for trademarks, all of which are subject to straight-line amortization over a period of six years. Also includes $300,000 for current technology, which is subject to straight-line amortization over a period of three years.

SFAS 141 requires that an acquiring enterprise allocate the cost of an entity acquired in a business combination to the individual assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of maintenance deferred revenues in a business combination generally is not readily available and, accordingly, in practice, the fair value of an assumed liability (which must arise from a legal performance

LOGILITY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

October 31, 2004

obligation) related to deferred revenue is estimated based on the direct cost of fulfilling the obligation plus a normal profit margin thereon. Also, in practice, the normal profit margin is limited to the profit margin on the costs to provide the product or service (that is, the fulfillment effort).

Management believes that the purchase accounting related to the DMI acquisition will be finalized by the end of our current fiscal year.

Pro Forma Information

The following unaudited pro forma information presents our results of operations for the three and six months ended October 31, 2004 and October 31, 2003 as if the acquisition had taken place at the beginning of the periods presented (in thousands, except per share data):

	Three Months Ended October 31, 2004	Three Months Ended October 31, 2003	Six Months Ended October 31, 2004	Six Months Ended October 31, 2003
Total revenues	$7,148	$7,404	$14,925	$14,994
Net earnings (loss)	(342)	159	24	587
Net earnings (loss) per common share (basic)	(0.03)	0.01	0.00	0.04
Net earnings (loss) per common share (diluted)	(0.03)	0.01	0.00	0.04
Weighted average number of common shares outstanding (basic)	13,013	13,105	13,052	13,119
Weighted average number of common shares outstanding (diluted)	13,013	13,317	13,307	13,322

These pro forma results of operations include adjustments to the historical financial statements of the consolidated companies and have been prepared for comparative purposes only. Because Logility’s fiscal year ends April 30, and DMI’s ends December 31, timing differences exist in the three and six month periods reported; however, we believe these timing differences are not material, as DMI’s operating results have historically been consistent quarter to quarter. For DMI, we use the three month period from July 1 – September 30, and the six month period from April 1-September 30. DMI’s results for the month of October 2004 are excluded. These pro forma results exclude the post-acquisition fair value adjustment made to deferred revenue described above, and do not purport to be indicative of our actual results of operations had the acquisition occurred at the beginning of the periods presented or which may occur in the future.

H. Stock Compensation Plans

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

LOGILITY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

October 31, 2004

The following table illustrates the pro forma effect on net earnings if we had applied the fair-value-based method in each period:

	Three months ended October 31		Six months ended October 31
	2004	2003	2004	2003
	(In thousands, except per share data)		(In thousands, except per share data)
Net earnings (loss) as reported	$(528)	$221	$(151)	$591
Less total stock-based compensation expense determined under fair value based method for all awards	(131)	(135)	(207)	(310)

Pro forma net earnings (loss)	$(659)	$86	$(358)	$281

Basic earnings (loss) per share:
As reported	$(0.04)	$0.02	$(0.01)	$0.05
Pro forma	$(0.05)	$0.01	$(0.03)	$0.02

Diluted earnings (loss) per share:
As reported	$(0.04)	$0.02	$(0.01)	$0.04
Pro forma	$(0.05)	$0.01	$(0.03)	$0.02

I. Agreements with American Software, Inc. (“ASI”)

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

LOGILITY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

October 31, 2004

Services Agreement—We purchase or sell various services from or to ASI based upon various cost methodologies as described below:

Service	Cost methodology	Three months ended October 31, 2004	Three months ended October 31, 2003	Six months ended October 31, 2004	Six months ended October 31, 2003
• General corporate services, including accounting and insurance expense	Apportioned based on formula to all ASI subsidiaries	$242,000	$239,000	$479,000	$516,000
• Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	21,000	26,000	48,000	34,000
• Employee benefits services	Apportioned based on formula to all ASI subsidiaries	8,000	3,000	11,000	7,000

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

Facilities Agreement—We lease various properties from ASI for specified square foot rates pursuant to a Facilities Agreement dated August 1, 1997, which the parties have renewed automatically annually since the initial two-year term. The stated term of the agreement is for two years with automatic one year extensions; however, either party may terminate the agreement upon 90 days’ written notice. ASI also allocates utilities, telephone and security expenses under this agreement based on our percentage of occupancy. Our lease of space at any facility under the agreement is limited by the term of the underlying lease between ASI and a landlord with respect to any facility leased by ASI and is subject to the disposition by ASI of any facility that ASI owns. The parties valued the services related to this agreement at $101,000 for the three months ended October 31, 2004, $114,000 for the three months ended October 31, 2003, $209,000 for the six months ended October 31, 2004, and $230,000 for the six months ended October 31, 2003.

Marketing License Agreement—Effective August 1, 2002, we entered into a Marketing License Agreement (the “Marketing License Agreement”) with American Software, USA (“USA”), a wholly-owned subsidiary of ASI, in which USA agreed to act as a nonexclusive marketing representative for licensing of our products. The Marketing License Agreement provided that we pay USA 30% of net license fees collected by us for its services. The parties have had similar agreements in effect since 1997. The Marketing License Agreement expired July 31, 2003 and has not been renewed. No payments were made under this agreement to date in fiscal years 2005 and 2004.

Technology License Agreement—We have granted ASI a nonexclusive, nontransferable, worldwide right and license to use, execute, reproduce, display, modify and prepare derivatives of our Supply Chain Planning and

LOGILITY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

October 31, 2004

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

J. Lease Commitments

We occupy our principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note “I”). Amounts allocated to the Company for rent expense for these facilities were $70,000 for the three months ended October 31, 2004, $82,000 for the three months ended October 31, 2003, $148,000 for the six months ended October 31, 2004, and $164,000 for the six months ended October 31, 2003. The Facilities Agreement, summarized above, is the basis for the calculation of these amounts. In addition, we have various other operating and facilities leases. Expense under these operating and facilities leases was $161,000 for the three months ended October 31, 2004, $32,000 for the three months ended October 31, 2003, $291,000 for the six months ended October 31, 2004, and $59,000 for the six months ended October 31, 2003.

K. Investment Impairment

In the quarter ended October 31, 2004, we recorded a $100,000 investment impairment charge related to a minority investment. The impairment charge adjusted the carrying value of the investment to its estimated fair market value due to an other than temporary impairment having occurred.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. We discuss certain factors in greater detail in “Business Overview”, below. The terms “fiscal 2005” and “fiscal 2004” refer to our fiscal years ending April 30, 2005 and 2004, respectively.

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

The DMI acquisition brings an additional set of solutions to our product offering suite, as well as an increased focus on the small and medium sized business markets. We expect the acquisition to be accretive to our net earnings and cash flow within 12 months, and to contribute approximately $10 million in annual revenue, with 50% as a recurring component occurring through maintenance contracts.

Some of the assets that we acquired through this transaction include:

Distribution Channel. Demand Management has a worldwide value-added reseller (VAR) network of 23 organizations with 67 sales, implementation and support resources. This network will continue to sell Demand Solutions products, and we plan to introduce components of the Logility Voyager Solutions suite into appropriate areas of this proven distribution channel.

Customer Base. Demand Management has approximately 800 active customers in over 70 countries in consumer goods, food and beverage, apparel, life sciences, service parts and retail industries. The VAR channel and our Demand Management subsidiary will continue to support these Demand Solutions customers.

Technology. The Demand Solution products are designed for small and medium sized businesses and include supply chain forecasting, demand planning, inventory planning and replenishment planning. The Demand Solution Stores product enables store-level forecast modeling and replenishment capabilities for retailers.

We derive revenues primarily from three sources: software licenses, services and other, and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, consulting and customization services. We bill under both time and materials and fixed fee arrangements and recognize revenues as we perform services. We typically enter into maintenance agreements for a one- to three-year term at the time of the initial product license. We generally bill maintenance fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, salaries and benefits, and royalties paid to third-party software vendors. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, and other personnel-related expenses. We account for the development costs of software intended for sale in accordance with SFAS 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We monitor the net realizable value of our capitalized software on a quarterly basis based on an estimate of future product revenues. We currently expect to fully recover the value of the capitalized software asset recorded on our balance sheet. However if future product revenues are less than management’s current expectations, we may incur a write-down of capitalized software costs.

Our selling expenses generally include the salary and commissions paid to our sales professionals, along with marketing, promotional, travel and associated costs. Our general and administrative expenses generally include the salary and benefits paid to executive, corporate and support personnel, as well as office rent, utilities, communications expenses, and various professional fees. DMI sells its products primarily through indirect channels.

We currently view the following factors as the primary opportunities and risks associated with our business:

•	The opportunity to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and service providers to integrate the Logility Voyager Solutions suite into their services and products and to create joint marketing opportunities; we currently have a number of marketing alliances, including those with IBM and SSA Global Technologies, and plan to use DMI’s existing relationships to expand these efforts.

•	The opportunity for select acquisitions or investments to provide opportunities to expand our sales distribution channels and/or broaden our product offering by providing additional solutions for our target markets. We believe our recent acquisition of DMI will provide such an opportunity.

•	Our dependence on, and the risks associated with, the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control.

•	The risks associated with acquisitions of complementary companies, products and technologies, such as our recent acquisition of DMI, including the risks that we will not achieve the financial and strategic goals that we contemplate at the time of the transaction. More specifically, in any acquisition we will face risks and challenges associated with the uncertain value of the acquired business or assets, the difficulty of assimilating operations and personnel, integrating acquired technologies and products and maintaining the loyalty of the customers of the acquired business.

•	The risk that our competitors may develop technologies that are substantially equivalent or superior to our technology.

•	The risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive; for example, some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.

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

We continue to believe that the overall world economy, the U.S. economy, and the economic environment for business software spending appear to be improving slightly. However, our results for the three and six months ended October 31, 2004 were materially and adversely affected by significant delays in the software purchasing process by several prospective customers. It is our belief that these prospective customers may, in future periods, commit to the purchase of our software licenses and services, although we can give no assurance that such commitments will occur.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2004 and 2003:

	Percentage of Total Revenues		Pct. Change in Dollars
	2004	2003	2004 vs 2003
Revenues:
License fees	14%	23%	(44)%
Services and other	24	25	(10)
Maintenance	62	52	12

Total revenues	100	100	(7)

Cost of revenues:
License fees	17	19	(17)
Services and other	13	13	(12)
Maintenance	13	9	38

Total cost of revenues	43	41	(4)

Gross margin	57	59	(8)

Operating expenses:
Research and development	29	27	1
Less: Capitalized computer software development costs	(15)	(16)	(16)
Sales and marketing	37	31	11
General and administrative	17	14	16

Total operating expenses	68	56	12

Operating income (loss)	(11)	3	nm

Other income, net	0	1	nm

Earnings (loss) before income taxes	(11)	4	nm
Income taxes	—	—	—

Net earnings (loss)	(11)%	4%	nm %

nm –not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2004 and 2003:

	Percentage of Total Revenues		Pct. Change in Dollars
	2004	2003	2004 vs 2003
Revenues:
License fees	20%	22%	(9)%
Services and other	24	26	(12)
Maintenance	56	52	5

Total revenues	100	100	(3)

Cost of revenues:
License fees	17	19	(14)
Services and other	12	13	(9)
Maintenance	10	8	19

Total cost of revenues	39	40	(5)

Gross margin	61	60	(1)

Operating expenses:
Research and development	27	26	(1)
Less: Capitalized computer software development costs	(13)	(16)	(16)
Sales and marketing	35	31	13
General and administrative	15	14	3

Total operating expenses	64	55	12

Operating income (loss)	(3)	5	nm

Other income, net	1	1	15

Earnings (loss) before income taxes	(2)	6	nm
Income taxes	—	—	—

Net earnings (loss)	(2)%	6%	nm

nm –not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003:

REVENUES:

For the quarter ended October 31, 2004, the decrease in total revenues when compared to the quarter ended October 31, 2003 was attributable primarily to a decrease in license fee revenues, and to a lesser extent a decrease in services and other revenues. For the six months ended October 31, 2004, the decrease in total revenues when compared to the six months ended October 31, 2003 was attributable primarily to a decrease in services and other revenues, and to a lesser extent a decrease in license fee revenues. For both the three and six-month periods, these decreases were partially offset by increases in maintenance revenues.

International revenues represented approximately 8% of total revenues in the quarter ended October 31, 2004,

compared to approximately 7% in the same period a year ago, and represented approximately 9% of total revenues in the six months ended October 31, 2004, compared to approximately 8% in the same period a year ago. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

LICENSES. We believe the decrease in license fees in the quarter and six months ended October 31, 2004 was primarily the result of significant delays in the software purchasing process by several prospective customers. The direct sales channel provided approximately 75% of license fee revenues for the quarter ended October 31, 2004, compared to approximately 82% in the comparable quarter a year ago. This decrease was due primarily to greater indirect channel sales in the month of October 2004 resulting from the DMI acquisition. For the six months ended October 31, 2004, the direct sales channel provided approximately 85% of license fee revenues, compared to approximately 81% in the comparable period a year ago. For the quarter ended October 31, 2004, our margins after commissions on direct sales were approximately 91%, and our margins after commissions on indirect sales were approximately 62%. For the six months ended October 31, 2004, our margins after commissions on direct sales were approximately 90%, and our margins after commissions on indirect sales were approximately 56%. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. The decrease in services and other revenues for the quarter and six months ended October 31, 2004 was primarily the result of lower software implementation services related to decreased license fees in recent periods. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. The increase in maintenance revenues for the quarter and six months ended October 31, 2004 was due primarily to increased maintenance revenues in October resulting from the acquisition of DMI. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Three months ended October 31,				Six months ended October 31,
	2004		2003		2004		2003
Gross margin on license fees:	$(184)	-28%	$161	14%	$370	18%	$316	14%
Gross margin on services and other:	$560	49%	$614	48%	$1,158	48%	$1,368	50%
Gross margin on maintenance:	$2,395	79%	$2,253	83%	$4,712	81%	$4,607	84%

Total gross margin:	$2,771	57%	$3,028	59%	$6,240	61%	$6,291	60%

For the quarter ended October 31, 2004, the decrease in total gross margin percentage was due primarily to a decrease in license fee gross margin percentage, and to a lesser extent a decrease in maintenance gross margin. These decreases were partially offset by an increase in gross margin percentage on services and other revenues. For the six months ended October 31, 2004, the increase in total gross margin percentage was due primarily to an increase in license fee gross margin percentage, partially offset by decreases in gross margin percentage on maintenance revenues and services and other revenues.

LICENSES. The decrease in gross margin percentage on license fees for the quarter ended October 31, 2004 was due to lower license fee revenues. For the six months ended October 31, 2004, the increase in gross margin percentage on license fees was due primarily to decreased expense related to amortization of capitalized software development costs, partially offset by lower license fee revenues. License fee gross margin normally is directly related to the level of license fee revenues due to the relatively fixed amortization level of computer software development expense, which is the primary component of cost of license fees.

SERVICES AND OTHER. For the quarter and six months ended October 31, 2004, services and other gross margin percentage remained relatively stable, as we were able to adjust our cost of services to closely match the level of services and other revenues.

MAINTENANCE. For the quarter and six months ended October 31, 2004, maintenance gross margin percentage decreased despite an increase in maintenance revenues. This was due primarily to the fair value adjustments required for the purchase accounting treatment of post-acquisition DMI maintenance revenues.

EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended ($000’s omitted)
	October 31, 2004	Percent Change	October 31, 2003
Gross product research and development costs	$1,404	1%	$1,395
Percentage of total revenues	29%		27%
Less: Capitalized computer software research and development costs	$(711)	(16)%	$(849)
Percentage of gross product research and development costs	51%		61%

Product research and development expenses	$693	27%	$546
Percentage of total revenues	14%		11%

	Six Months Ended ($000’s omitted)
	October 31, 2004	Percent Change	October 31, 2003
Gross product research and development costs	$2,735	(1)%	$2,760
Percentage of total revenues	27%		26%
Less: Capitalized computer software research and development costs	$(1,381)	(16)%	$(1,651)
Percentage of gross product research and development costs	50%		60%

Product research and development expenses	$1,354	22%	$1,109
Percentage of total revenues	13%		11%

For the quarter and six months ended October 31, 2004, capitalized software development costs decreased at a higher rate than gross product research and development costs, when compared to the prior year period. We typically capitalize higher levels of development costs towards the end of the development phase of a large project.

In the quarter ended July 31, 2003, we ended the development phase of Logility Voyager Solutions 7.0, which caused an increase in capitalized development costs during that period. Because this development phase has ended, and because we are in the non-capitalizable research phase of our next product, we expect capitalized development costs to show a decreasing trend in coming quarters.

SALES AND MARKETING. For the quarter and six months ended October 31, 2004, the increase in sales and marketing expenses when compared to the same period a year ago was due primarily to increased marketing expenditures related to the DMI acquisition.

GENERAL AND ADMINISTRATIVE. For the quarter and six months ended October 31, 2004, the increase in general and administrative expenses was due to increases in employee headcount resulting from the DMI acquisition. For the three months ended October 31, 2004, the average number of total employees was approximately 144, compared to approximately 126 for the three months ended October 31, 2003.

OTHER INCOME:

Other income is comprised of earnings from the investment of our cash reserves. Our investments are primarily short-term in nature, and all mature within 18 months. Investments consist of money market funds, U.S. Government Securities, A1/P1 rated commercial paper, and minimum A- rated corporate bonds. For the six months ended October 31, 2004, these investments generated an annualized yield of approximately 1.8%, compared to approximately 1.2% for the six months ended October 31, 2003. This increase was due primarily to increased market rates of interest on investments.

In the quarter ended October 31, 2004, we recorded a $100,000 investment impairment charge related to a minority investment.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software, Inc. However, we provide for income taxes as if we were filing a separate income tax return. For the quarters and six months ended October 31, 2004 and October 31, 2003, we did not record any income taxes, as a result of cumulative net operating losses in prior years.

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

The following tables show summary information about our cash flows and liquidity positions during the six months ended October 31, 2004 and October 31, 2003. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

	Six Months Ended October 31 (000’s omitted)
	2004	2003
Net cash provided by operating activities	$1,077	$2,670
Net cash used in investing activities	(10,171)	(325)
Net cash used in financing activities	(740)	(237)

Net change in cash and cash equivalents	$(9,834)	$2,108

For the six months ended October 31, 2004 when compared to the prior year period, the decrease in cash provided by operating activities was due primarily to an increase in accounts receivable, and to a lesser extent a decrease in depreciation and amortization expense. These were partially offset by increases in accounts payable, accrued costs and other liabilities. The increase in accounts receivable was due primarily to increased outstanding maintenance billings which in turn resulted from license fees sold in prior periods. The increase in cash used in investing activities when compared to the prior year period was due primarily to cash paid for the DMI acquisition. Cash used in financing activities increased when compared to the prior year period, due primarily to increased repurchases of our common stock.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of October 31 (000’s omitted)
	2004	2003
Cash and cash equivalents	$633	$10,681
Short and Long-Term Investments	20,363	17,067

Total cash and short and long term investments	$20,996	$27,748

Net change in total cash and investments (six months ended October 31)	$(9,835)	$735

The change in total cash generated for the six months ended October 31, 2004 when compared to cash used in the prior year period was due primarily to the cash used in the DMI acquisition.

Days Sales Outstanding in accounts receivable were 91 days as of October 31, 2004, compared to 59 days as of October 31, 2003. This increase was due primarily to accounts receivable acquired through the purchase of DMI. Our current ratio on October 31, 2004 was 2.3 to 1, compared to 3.5 to 1 on April 30, 2004. This decrease was due primarily to the decrease in cash and cash equivalents resulting from the DMI acquisition.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $21.0 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor American Software currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

In November 1998, our Board of Directors approved a resolution authorizing us to repurchase up to 800,000 shares of our common stock through open market purchases at prevailing market prices. In February 2003, our Board of Directors approved a resolution authorizing us to repurchase an additional 400,000 shares for a total current authorized repurchase amount of 1,200,000 shares. The timing of any repurchases would depend on market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For these current repurchase plans, through December 7, 2004, we repurchased a cumulative total of 658,915 shares at a total cost of approximately $2.7 million. In the second quarter of fiscal 2005, we purchased 123,700 shares of our common stock at an average price of $4.87 per share. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under existing repurchase programs.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements applicable to the Company beyond those we reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004, as filed with the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are both important to the portrayal of our financial condition and results of operations, and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Annual Report on Form 10-K for the fiscal year ended April 30, 2004, as filed with the SEC, we described the policies and estimates relating to revenue recognition, allowance for doubtful accounts, valuation of long-lived and intangible assets, and income taxes as our critical accounting policies. In the current fiscal year, as a result of the acquisition of DMI, we identify accounting for business combinations under SFAS 141 as a critical accounting policy. Refer to Note G of our condensed consolidated financial statements for a discussion of the application of this policy.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the quarter ended October 31, 2004, we generated approximately 8% of our revenues outside the United States, and for the six months ended October 31, 2004, we generated approximately 9% of our revenues outside the United States. We usually make international sales directly through our foreign operations or through value added resellers. We typically denominate these sales in U.S. Dollars, British Pounds Sterling, or Euros. However, we denominate the expenses that we incur in our foreign operations in the local currency. The effect of foreign exchange rate fluctuations on us during the quarter and six months ended October 31, 2004 was not material. We have not engaged in any hedging activities.

Interest rates. We have no debt, so we limit the following discussion of interest rate risk to risks associated with our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. Dollars. The fair market value and carrying value of securities held at October 31, 2004 were both approximately $20.7 million.

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

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the quarter ended October 31, 2004:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2004 through August 31, 2004	3,400	$4.46	3,400	661,385
September 1, 2004 through September 30, 2004	120,300	$4.88	120,300	541,085
October 1, 2004 through October 31, 2004	0	$0.00	0	541,085

Total Fiscal 2005 Second Quarter	123,700	$4.87	123,700	541,085

*	The above share purchase authority was approved by our Board of Directors in November 1998 and in February 2003, when the Board approved resolutions authorizing us to repurchase an aggregate of up to 1.2 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its 2004 Annual Meeting of Shareholders on August 17, 2004.

(b)	The shareholders elected the following directors at the meeting: J. Michael Edenfield and John A. White.

The terms of the following directors continued after the meeting:

James C. Edenfield, Frederick E. Cooper and Parker H. Petit

(c)	At the Company’s 2004 Annual Meeting of Shareholders, the only Shareholder vote taken was with respect to the election of directors. Two current directors were nominated for re-election to a three-year term, and were re-elected. There were no other nominees for director. The specific results of that shareholder vote were as follows:

J. Michael Edenfield: Votes “For:” 12,889,848; Withholding Authority to Vote “For:” 89,825

John A. White: Votes “For:” 12,953,933; Withholding Authority to Vote “For:” 25,740

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1. Asset Purchase Agreement dated as of September 30, 2004 by and among Demand Management, Inc., a Georgia corporation, as purchaser; Demand Management, Inc., a Missouri corporation, as Seller; and Stephen Johnston and Michael Campbell, as shareholders.

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1. Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGILITY, INC.

Date: December 8, 2004	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President and Chief Executive Officer

Date: December 8, 2004	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: December 8, 2004	By:	/s/ Deirdre J. Lavender
Deirdre J. Lavender
Controller and Principal
Accounting Officer