Form 10-Q
period 2005-01-31
LOGILITY INC
filed 2005-03-14
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2005
Common Stock, no par value	12,965,254 Shares

LOGILITY, INC. AND SUBSIDIARY

Form 10-Q

Quarter Ended January 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LOGILITY, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	January 31, 2005	April 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5,795	$10,467
Investments - current	16,838	20,364
Trade accounts receivable, less allowance for doubtful accounts of $273 at January 31, 2005 and $180 at April 30, 2004:
Billed	5,498	3,166
Unbilled	696	813
Prepaid expenses and other current assets	1,717	466

Total current assets	30,544	35,276

Investments – noncurrent	500	—
Property and equipment, net	325	230
Capitalized computer software development costs, less accumulated amortization	6,409	6,406
Goodwill	6,264	—
Other intangibles, net	2,250	—
Other assets, net	418	456

	$46,710	$42,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$525	$131
Accrued compensation and related costs	801	1,106
Other current liabilities	2,533	530
Deferred revenue	8,418	5,869
Due to American Software, Inc.	3,211	2,458

Total current liabilities	15,488	10,094

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 13,974,169 and 13,960,219 shares issued at January 31, 2005 and April 30, 2004, respectively	—	—
Additional paid-in capital	44,969	44,927
Accumulated deficit	(7,707)	(7,382)
Treasury stock, at cost – 1,008,915 and 848,265 shares at January 31, 2005 and April 30, 2004, respectively	(6,040)	(5,271)

Total shareholders’ equity	31,222	32,274

	$46,710	$42,368

See accompanying notes to condensed consolidated financial statements - unaudited.

Item 1. Financial Statements (continued)

LOGILITY, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Revenues:
License fees	$2,431	$2,562	$4,501	$4,847
Services and other	1,220	1,120	3,628	3,855
Maintenance	3,464	2,832	9,248	8,341

Total revenues	7,115	6,514	17,377	17,043

Cost of revenues:
License fees	1,311	1,076	3,011	3,045
Services and other	671	611	1,921	1,978
Maintenance	987	461	2,059	1,363

Total cost of revenues	2,969	2,148	6,991	6,386

Gross Margin	4,146	4,366	10,386	10,657

Operating expenses:
Research and development costs	1,591	1,337	4,326	4,097
Less: Capitalized computer software research and development costs	(703)	(801)	(2,084)	(2,452)
Sales and marketing	2,094	1,985	5,730	5,205
General and administrative	1,309	901	2,799	2,382
Acquisition related amortization of intangibles	79	—	117	—

Total operating expenses	4,370	3,422	10,888	9,232

Operating income (loss)	(224)	944	(502)	1,425

Investment impairment	—	—	(100)	—
Other income, net	50	109	277	219

Earnings (loss) before income taxes	(174)	1,053	(325)	1,644

Income taxes	—	—	—	—

Net earnings (loss)	$(174)	$1,053	$(325)	$1,644

Net earnings (loss) per common share:

Basic:	$(0.01)	$0.08	$(0.02)	$0.13

Diluted:	$(0.01)	$0.08	$(0.02)	$0.12

Shares used in the calculation of net earnings (loss) per common share:*
Basic	12,963	13,111	13,023	13,117

Diluted	12,963	13,343	13,023	13,323

*	Diluted weighted average common shares outstanding does not include dilutive stock options in the three and nine months ended January 31, 2005 calculations due to the anti-dilution of the net loss.

See accompanying notes to condensed consolidated financial statements - unaudited.

Item 1. Financial Statements (continued)

LOGILITY, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended January 31,
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$(325)	$1,644
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Investment impairment	100	—
Depreciation and amortization	2,383	3,224
(Increase) decrease in assets, net of effects of acquisition:
Accounts receivable	(219)	1,531
Prepaid expenses and other assets	(282)	(209)
Increase (decrease) in liabilities, net of effects of acquisition:
Due to American Software, Inc.	753	234
Accounts payable, accrued costs and other current liabilities	62	(1,038)
Deferred revenues	1,400	(393)

Net cash provided by operating activities	3,872	4,993

Cash flows from investing activities:
Additions to capitalized computer software development costs	(2,084)	(2,452)
Proceeds from maturities of investments	70,955	74,714
Purchases of investments	(67,929)	(78,364)
Purchases of furniture and equipment	(227)	(80)
Purchase of Demand Management, Inc., net of cash acquired	(8,691)	—
Proceeds from sale of life insurance policy	159	—

Net cash used in investing activities	(7,817)	(6,182)

Cash flows from financing activities:
Repurchases of common stock	(769)	(317)
Proceeds from exercise of stock options	42	212

Net cash used in financing activities	(727)	(105)

Net change in cash and cash equivalents	(4,672)	(1,294)

Cash and cash equivalents at beginning of period	10,467	8,573

Cash and cash equivalents at end of period	$5,795	$7,279

See accompanying notes to condensed consolidated financial statements - unaudited.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – Unaudited

January 31, 2005

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

Logility, Inc. (“Logility” or the “Company”) is an approximately 87% owned subsidiary of American Software, Inc., a publicly held provider of enterprise resource planning and supply chain management software solutions (NASDAQ – AMSWA). “Logility” refers to the consolidated entity that includes the Demand Management, Inc., subsidiary.

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

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

January 31, 2005

Services and Other. Revenue derived from services and other primarily includes revenues from consulting, implementation, and training. We bill under both time and materials and fixed fee arrangements, and recognize revenues as we perform the services. We classify the reimbursements that we receive for travel and other out-of-pocket expenses incurred in connection with consulting, implementation, and training services as revenue in our consolidated statements of operations.

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

E.	Major Customer

No single customer accounted for more than 10% of our total revenues in the three and nine month periods ended January 31, 2005 and January 31, 2004.

F.	Net Earnings (Loss) Per Common Share

Basic net earnings (loss) per common share available to common shareholders is based on the weighted-average number of common shares outstanding. For periods in which we have net earnings, we base diluted net earnings per common share available to common shareholders on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

January 31, 2005

The numerator in calculating both basic and diluted net earnings (loss) per common share for each period is the same as net earnings (loss). The denominator is based on the following number of common shares:

	Three Months ended January 31,		Nine Months ended January 31,
	2005	2004	2005	2004
	(in thousands, except per share data)		(in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding	12,963	13,111	13,023	13,117

Dilutive effect of outstanding stock options	—	232	—	206

Total	12,963	13,343	13,023	13,323

Net earnings (loss):	$(174)	$1,053	$(325)	$1,644

Net earnings (loss) per common share:
Basic	$(0.01)	$0.08	$(0.02)	$0.13

Diluted	$(0.01)	$0.08	$(0.02)	$0.12

Because of the antidilutive effect of the net loss, all outstanding stock options were excluded from the calculation of diluted earnings per share for the three and nine months ended January 31, 2005. For the three months ended January 31, 2005, options to purchase 768,146 shares of common stock would have been taken into account in calculating diluted earnings per share were it not for the antidilutive effect of the net loss. For the nine months ended January 31, 2005, options to purchase 674,900 shares of common stock would have been taken into account in calculating diluted earnings per share were it not for the antidilutive effect of the net loss.

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

As of January 31, 2005, we had a total of 870,336 options outstanding and as of January 31, 2004, we had a total of 710,149 options outstanding.

G.	Acquisition of Demand Management, Inc.

On September 30, 2004, we acquired, through a wholly-owned subsidiary, certain assets and the distribution channel of privately-held Demand Management, Inc. (“DMI”), a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand, for $9.5 million in cash, less working capital and cash on hand, for a net cash consideration of $8.7 million. We have included the results of operations from DMI in the accompanying condensed consolidated financial statements effective October 1, 2004.

In accordance with SFAS No. 141, “Business Combinations,” we have accounted for the acquisition under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent management’s estimate of current fair values. We allocated the total purchase price to the net tangible assets and intangible assets acquired based on our estimates of fair value at the date of acquisition. We based the allocation of

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

January 31, 2005

the total purchase price to the acquired technology and other intangible assets, including tradenames and maintenance contracts, on management’s best estimate. The estimating process included a consultation and review with a third party appraiser. We allocated $6.3 million of the total purchase price to goodwill, which is deductible for income tax purposes.

The calculation of the total purchase price was as follows (in thousands):

Tangible Net Book Value	$877
Business Restructuring	(425)
Acquisition Expenses	(424)
Intangible Asset to be Amortized	2,400
Goodwill	6,263

Net Cash Outlay	8,691
Working Capital Adjustment	590
Closing Cash	219

Total Purchase Price	$9,500

The following allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of September 30, 2004 (in thousands):

Accounts receivable	$1,997
Deferred sales commissions	780
Prepaid expenses and other current assets	186
Property and equipment	26
Other non-current assets	218
Intangible assets[1]	2,400
Goodwill	6,263
Accounts payable	(1,039)
Accrued expenses and other current liabilities	(990)
Deferred revenue	(1,150)

Total Cash Outlay	8,691
Cash and cash equivalents	219
Working capital adjustment	590

Total Purchase Price	$9,500

[1]	Includes $1 million for distribution channels, $800,000 for customer relationships, and $300,000 for trademarks, all of which are subject to straight-line amortization over a period of six years. Also includes $300,000 for current technology, which is subject to straight-line amortization over a period of three years.

SFAS 141 requires that an acquiring enterprise allocate the cost of an entity acquired in a business combination to the individual assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of maintenance deferred revenues in a business combination generally is not readily available and, accordingly, in practice, the fair value of an assumed liability (which must arise from a legal performance obligation) related to deferred revenue is estimated based on the direct cost of fulfilling the obligation plus a normal profit margin thereon. Also, in practice, the normal profit margin is limited to the profit margin on the costs to provide the product or service (that is, the fulfillment effort).

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

January 31, 2005

Management believes that the purchase accounting related to the DMI acquisition will be finalized by the end of the first quarter of fiscal year 2006. The primary outstanding issue is related to contingent liabilities.

Pro Forma Information

The following unaudited pro forma information presents our results of operations for the nine months ended January 31, 2005 and January 31, 2004 and the three months ended January 31, 2004 as if the acquisition had taken place at the beginning of the periods presented (in thousands, except per share data):

	Nine Months Ended January 31, 2005	Nine Months Ended January 31, 2004	Three Months Ended January 31, 2004
Total revenues	$22,040	$23,886	$8,892
Net earnings (loss)	(150)	1,664	1,077
Net earnings (loss) per common share (basic)	(0.01)	0.13	0.08
Net earnings (loss) per common share (diluted)	(0.01)	0.12	0.08
Weighted average number of common shares outstanding (basic)	13,023	13,117	13,111
Weighted average number of common shares outstanding (diluted)	13,023	13,323	13,343

These pro forma results of operations include adjustments to the historical financial statements of the consolidated companies and have been prepared for comparative purposes only. Because our fiscal year ends April 30, and DMI’s ends December 31, timing differences exist in the nine month periods reported; however, we believe these timing differences are not material, as DMI’s operating results have historically been consistent quarter to quarter. For DMI, we have used the nine month period from April 1 – December 31, and the three month period from October 1 – December 31. These pro forma results exclude the post-acquisition fair value adjustment made to deferred revenue described above, and do not purport to be indicative of our actual results of operations had the acquisition occurred at the beginning of the periods presented or which may occur in the future.

H.	Stock Compensation Plans

As permitted under SFAS No. 148, Accounting for Stock-Based Compensation – Transaction and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to follow the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for our fixed-plan stock options. Under this method, we record compensation expense on the date of grant generally if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of grant.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

January 31, 2005

The following table illustrates the pro forma effect on net earnings as if we had applied the fair-value based method in each period:

	Three months ended January 31		Nine months ended January 31
	2005	2004	2005	2004
	(In thousands, except per share data)		(In thousands, except per share data)
Net earnings (loss) as reported	$(174)	$1,053	$(325)	$1,644
Less total stock-based compensation expense determined under fair value based method for all awards	(105)	(118)	(312)	(430)

Pro forma net earnings (loss)	$(279)	$935	$(637)	$1,214

Basic earnings (loss) per share:
As reported	$(0.01)	$0.08	$(0.02)	$0.13
Pro forma	$(0.02)	$0.07	$(0.05)	$0.09

Diluted earnings (loss) per share:
As reported	$(0.01)	$0.08	$(0.02)	$0.12
Pro forma	$(0.02)	$0.07	$(0.05)	$0.09

I.	Agreements with American Software, Inc. (“ASI”)

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

Services Agreement—In 1997, American Software and Logility entered into a Services Agreement (the “Services Agreement”) with respect to certain services ASI (or its subsidiaries) provides to Logility. Under the Services Agreement, ASI provides services in exchange for fees, which management believes would not exceed fees that would be paid if independent third parties provided such services. The services ASI provides to us under the Services Agreement include, among other things, certain accounting, audit, cash management, corporate development, employee benefit plan administration, human resources and compensation, general and administration services, and risk management and tax services. In addition to these services, ASI has agreed to allow eligible employees of Logility to participate in certain of ASI’s employee benefit plans. We have agreed to reimburse ASI

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

January 31, 2005

for costs (including any contributions and premium costs and including third-party expenses and allocations of certain personnel expenses), generally in accordance with past practice, relating to the participation by Logility’s employees in any of our benefit plans.

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

The following table summarizes amounts we have paid to American Software under the Services Agreement:

Service	Cost methodology	Three months ended January 31, 2005	Three months ended January 31, 2004	Nine months ended January 31, 2005	Nine months ended January 31, 2004	4
• General corporate services, including accounting and insurance expense	Apportioned based on formula to all ASI subsidiaries	$308,000	$250,000	$787,000	$805,000	$237,000

• Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	21,000	9,000	69,000	43,000	27,000

• Employee benefits services	Apportioned based on formula to all ASI subsidiaries	3,000	4,000	14,000	12,000	3,000

Facilities Agreement—We lease various properties from ASI for specified square foot rates pursuant to a Facilities Agreement dated August 1, 1997, which the parties have renewed automatically annually since the initial two-year term. The stated term of the agreement is for two years with automatic one year extensions; however, either party may terminate the agreement upon 90 days’ written notice. ASI also allocates utilities, telephone and security expenses under this agreement based on our percentage of occupancy. Our lease of space at any facility under the agreement is limited by the term of the underlying lease between ASI and a landlord with respect to any facility leased by ASI and is subject to the disposition by ASI of any facility that ASI owns. The parties valued the services related to this agreement at $105,000 for the three months ended January 31, 2005, $117,000 for the three months ended January 31, 2004, $314,000 for the nine months ended January 31, 2005, and $346,000 for the nine months ended January 31, 2004.

Marketing License Agreement—Effective August 1, 2002, we entered into a Marketing License Agreement (the “Marketing License Agreement”) with American Software, USA, Inc. (“USA”), a wholly-owned subsidiary of ASI, in which USA agreed to act as a nonexclusive marketing representative for licensing of our products. The Marketing License Agreement provided that we pay USA 30% of net license fees collected by us for its services. The parties have had similar agreements in effect since 1997. The Marketing License Agreement expired July 31, 2003 and has not been renewed. No payments were made under this agreement to date in fiscal years 2005 and 2004.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

January 31, 2005

Technology License Agreement—Since 1997, we have granted ASI, pursuant to a Technology License Agreement, a nonexclusive, nontransferable, worldwide right and license to use, execute, reproduce, display, modify and prepare derivatives of our Supply Chain Planning and Execution Solutions, which we call the Logility Voyager Solutions product line (which ASI had transferred to us), so that ASI may maintain and support end-users of the software products and for no other purpose. The license is fully paid and royalty-free. Pursuant to this Agreement, the parties disclose to one another any enhancements and improvements that they may make or acquire in relation to a Logility Voyager Solutions product, subject to third-party confidentiality requirements. The term of this Agreement is indefinite, although we may terminate the Agreement for cause, and ASI may terminate it at any time upon 60 days’ prior written notice to us. Upon termination of this Agreement, all rights to Logility Voyager Solutions products that we license to ASI revert to us, while all rights to enhancements and improvements ASI make to Logility Voyager Solutions products revert to ASI.

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

We occupy our principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note “I”). Amounts allocated to the Company for rent expense for these facilities were $70,000 for the three months ended January 31, 2005, $82,000 for the three months ended January 31, 2004, $218,000 for the nine months ended January 31, 2005, and $245,000 for the nine months ended January 31, 2004. The Facilities Agreement, summarized above in Note I, is the basis for the calculation of these amounts. In addition, we have various other operating and facilities leases. Expense under these operating and facilities leases was $190,000 for the three months ended January 31, 2005 and $481,000 for the nine months ended January 31, 2005.

K.	Investment Impairment

In the quarter ended October 31, 2004, we recorded a $100,000 investment impairment charge related to a minority investment. The impairment charge adjusted the carrying value of the investment to its estimated fair market value due to an “other than temporary impairment” having occurred.

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

The DMI acquisition brings an additional set of solutions to our product offering suite, as well as an increased focus on the small and medium sized business markets. We expect the acquisition to be accretive to our net earnings and cash flow within 12 months from the September 30, 2004 acquisition date, and to contribute approximately $10 million in annual revenue, with approximately 50% as a recurring component occurring through maintenance contracts.

Some of the assets that we acquired through the DMI acquisition include:

Distribution Channel. DMI has a worldwide value-added reseller (VAR) network of 23 organizations with 67 sales, implementation and support resources. This network is continuing to sell Demand Solutions products, and we have introduced components of the Logility Voyager Solutions suite into appropriate areas of this proven distribution channel.

Customer Base. DMI has approximately 800 active customers in over 70 countries in consumer goods, food and beverage, apparel, life sciences, service parts and retail industries. The VAR channel and our DMI subsidiary continues to support these Demand Solutions customers.

Technology. DMI designed the Demand Solution products for small and medium sized businesses, and the products include supply chain forecasting, demand planning, inventory planning and replenishment planning. The Demand Solution Stores product enables store-level forecast modeling and replenishment capabilities for retailers.

We derive revenues primarily from three sources: software licenses, services and other, and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, consulting and customization services. We bill under both time and materials and fixed fee arrangements, and recognize revenues as we perform services. We typically enter into maintenance agreements for a one- to three-year term at the time of the initial product license. We generally bill maintenance fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, salaries and benefits, and royalties paid to third-party software vendors. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, and other personnel-related expenses. We account for the development costs of software intended for sale in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We monitor the net realizable value of our capitalized software on a quarterly basis based on an estimate of future product revenues. We currently expect to fully recover the value of the capitalized software asset recorded on our consolidated balance sheet; however, if future product revenues are less than management’s current expectations, we may incur a write-down of capitalized software costs.

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

We currently view the following factors as the primary opportunities and risks associated with our business:

Strategic Relationships. The opportunity to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and service providers to integrate the Logility Voyager Solutions suite into their services and products and to create joint marketing opportunities; we currently have a number of marketing alliances, including those with IBM and SSA Global Technologies, and plan to use DMI’s existing relationships to expand these efforts.

Dependence on Capital Spending Patterns. Our dependence on, and the risks associated with, the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control.

Acquisition Opportunities. The opportunity for select acquisitions or investments to provide opportunities to expand our sales distribution channels and/or broaden our product offering by providing additional solutions for our target markets. We believe our recent acquisition of DMI will provide such an opportunity.

Acquisition risks. The risks associated with acquisitions of complementary companies, products and technologies, such as our recent acquisition of DMI, including the risks that we will not achieve the financial and strategic goals that we contemplate at the time of the transaction. More specifically, in any acquisition we will face risks and challenges associated with the uncertain value of the acquired business or assets, the difficulty of assimilating operations and personnel, integrating acquired technologies and products and maintaining the loyalty of the customers of the acquired business.

Competitive Technologies. The risk that our competitors may develop technologies that are substantially equivalent or superior to our technology.

Competition in General. The risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive; for example, some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad. In recent years, the weakness in the overall world economy, and the U.S. economy in particular, has resulted in reduced expenditures in the business software market. As a result of these economic conditions, as well as increased competition in the business application area, we restructured our business in recent years in order to become profitable. Our restructuring consisted of changes in sales management, a redirection of marketing efforts, and general reductions in expenditure levels across all functional areas.

We continue to believe that the overall world economy, the U.S. economy, and the economic environment for business software spending appear to be improving slightly. However, our results for the nine months ended January 31, 2005 were materially and adversely affected by significant delays in the software purchasing process by several prospective customers. It is our belief that these prospective customers may, in future periods, commit to the purchase of our software licenses and services, although we can give no assurance that such commitments will occur.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2005 and 2004:

	Percentage of Total Revenues		Pct. Change in Dollars
	2005	2004	2005 vs 2004
Revenues:
License fees	34%	39%	(5)%
Services and other	17	18	9
Maintenance	49	43	22

Total revenues	100	100	9

Cost of revenues:
License fees	18	17	22
Services and other	10	9	10
Maintenance	14	7	114

Total cost of revenues	42	33	38

Gross margin	58	67	(5)

Operating expenses:
Research and development	22	21	19
Less: Capitalized computer software development costs	(10)	(12)	(12)
Sales and marketing	29	30	5
General and administrative	19	14	54
Acquisition related amortization of intangibles	1	—	nm

Total operating expenses	61	53	28

Operating income (loss)	(3)	14	nm

Other income, net and other	1	2	(54)

Earnings (loss) before income taxes	(2)	16	nm
Income taxes	—	—	—

Net earnings (loss)	(2)%	16%	nm %

nm –not meaningful

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2005 and 2004:

	Percentage of Total Revenues		Pct. Change in Dollars
	2005	2004	2005 vs 2004
Revenues:
License fees	26%	28%	(7)%
Services and other	21	23	(6)
Maintenance	53	49	11

Total revenues	100	100	2

Cost of revenues:
License fees	17	18	(1)
Services and other	11	11	(3)
Maintenance	12	8	51

Total cost of revenues	40	37	9

Gross margin	60	63	(3)

Operating expenses:
Research and development	25	24	6
Less: Capitalized computer software development costs	(12)	(14)	(15)
Sales and marketing	33	31	10
General and administrative	16	14	22
Acquisition related amortization of intangibles	1	—	nm

Total operating expenses	63	55	18

Operating income (loss)	(3)	8	nm

Other income, net and other	1	1	(19)

Earnings (loss) before income taxes	(2)	9	nm
Income taxes	—	—	—

Net earnings (loss)	(2)%	9%	nm

nm –not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 AND 2004:

REVENUES:

For the quarter ended January 31, 2005, the increase in total revenues when compared to the quarter ended January 31, 2004 was attributable primarily to an increase in maintenance revenues, and to a lesser extent increases in services and other revenues, partially offset by a decrease in license fee revenues. For the nine months ended January 31, 2005, the increase in total revenues when compared to the nine months ended January 31, 2004 was attributable primarily to an increase in maintenance revenues, partially offset by decreases in license fee revenues and services and other revenues. DMI contributed $2.0 million in total revenues for the three months ended January 31, 2005, and $2.4 million in total revenues in the nine months ended January 31, 2005, although nine month period results only include DMI revenues since the acquisition on September 30, 2004.

International revenues represented approximately 12% of total revenues in the quarter ended January 31, 2005, compared to approximately 7% in the same period a year ago, and represented approximately 10% of total revenues in the nine months ended January 31, 2005, compared to approximately 8% in the same period a year ago. These increases were due primarily to international revenues contributed by the DMI acquisition. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

LICENSES. For the three and nine months ended January 31, 2005, we believe the decrease in license fees was primarily the result of significant delays in the software purchasing process by several prospective customers. These decreases were partially offset by new license fees contributed by the DMI acquisition. The direct sales channel provided approximately 51% of license fee revenues for the quarter ended January 31, 2005, compared to approximately 84% in the comparable quarter a year ago. For the nine months ended January 31, 2005, the direct sales channel provided approximately 67% of license fee revenues, compared to approximately 83% in the comparable period a year ago. These decreases were due primarily to greater indirect channel sales resulting from the DMI acquisition, as DMI sales are made primarily through its VAR network. For the quarter ended January 31, 2005, our margins after commissions on direct sales were approximately 87%, and our margins after commissions on indirect sales were approximately 48%. For the nine months ended January 31, 2005, our margins after commissions on direct sales were approximately 89%, and our margins after commissions on indirect sales were approximately 54%. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. For the quarter ended January 31, 2005, the increase in services and other revenues was due primarily to our acquisition of DMI. The decrease in services and other revenues for the nine months ended January 31, 2005 was primarily the result of lower software implementation services related to decreased license fees in recent periods. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. The increase in maintenance revenues for both the quarter and nine months ended January 31, 2005 was due primarily to increased maintenance revenues resulting from the acquisition of DMI. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Three months ended January 31,				Nine months ended January 31,
($000's omitted)	2005		2004		2005		2004
Gross margin on license fees:	$1,120	46%	$1,486	58%	$1,490	33%	$1,802	37%
Gross margin on services and other:	$549	45%	$509	45%	$1,707	47%	$1,877	49%
Gross margin on maintenance:	$2,477	72%	$2,371	84%	$7,189	78%	$6,978	84%

Total gross margin:	$4,146	58%	$4,366	67%	$10,386	60%	$10,657	63%

For the quarter ended January 31, 2005, the decrease in total gross margin percentage was due primarily to a decrease in license fee gross margin percentage, and to a lesser extent a decrease in maintenance gross margin percentage. For the nine months ended January 31, 2005, the decrease in total gross margin percentage was due primarily to a decrease in maintenance gross margin percentage, and to a lesser extent decreases in license fee gross margin percentage and services and other gross margin percentage.

LICENSES. For the quarter and nine months ended January 31, 2005, gross margin on license fees decreased due to higher indirect sales contribution from DMI, which in turn resulted in higher indirect commission expense, which is a component of cost of license fees. License fee gross margin normally is directly related to the level of license fee revenues due to the relatively fixed amortization level of computer software development expense, which is the primary component of cost of license fees.

SERVICES AND OTHER. For the quarter and nine months ended January 31, 2005, services and other gross margin percentage remained relatively stable, as we were able to adjust our cost of services to closely match the level of services and other revenues.

MAINTENANCE. For the quarter and nine months ended January 31, 2005, maintenance gross margin percentage decreased despite increases in maintenance revenues. This was due primarily to the fair value adjustments related to the purchase accounting treatment of DMI deferred maintenance revenues.

EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended ($000’s omitted)
	January 31, 2005	Percent Change	January 31, 2004
Gross product research and development costs	$1,591	19%	$1,337
Percentage of total revenues	22%		21%
Less: Capitalized computer software research and development costs	$(703)	(12)%	$(801)
Percentage of gross product research and development costs	44%		60%

Product research and development expenses	$888	66%	$536
Percentage of total revenues	12%		8%

	Nine Months Ended ($000’s omitted)
	January 31, 2005	Percent Change	January 31, 2004
Gross product research and development costs	$4,326	6%	$4,097
Percentage of total revenues	25%		24%
Less: Capitalized computer software research and development costs	$(2,084)	(15)%	$(2,452)
Percentage of gross product research and development costs	48%		60%

Product research and development expenses	$2,242	36%	$1,645
Percentage of total revenues	13%		10%

For the quarter and nine months ended January 31, 2005, capitalized software development costs decreased at a higher rate than gross product research and development costs, when compared to the prior year period. We typically capitalize higher levels of development costs towards the end of the development phase of a large project. In the quarter ended July 31, 2003, we ended the development phase of Logility Voyager Solutions 7.0, which caused an increase in capitalized development costs during that period. Because this development phase has ended, and because we are in the non-capitalizable research phase of our next product, we expect capitalized development costs to show a decreasing trend in coming quarters.

SALES AND MARKETING. For the quarter and nine months ended January 31, 2005, the increase in sales and marketing expenses when compared to the same period a year ago was due primarily to increased marketing expenditures related to the DMI acquisition. Expenditures were made in the areas of advertising and trade shows.

GENERAL AND ADMINISTRATIVE. For the quarter and nine months ended January 31, 2005, the increases in general and administrative expenses were due to increases in employee headcount resulting from the DMI acquisition. At January 31, 2005, the total number of employees was 139, compared to 119 at January 31, 2004.

OTHER INCOME:

Other income is comprised of earnings from the investment of our cash reserves. Our investments are primarily short-term in nature, and all mature within 18 months. Investments consist of money market funds, U.S. Government Securities, A1/P1 rated commercial paper, and minimum A- rated corporate bonds. For the nine months ended January 31, 2005, these investments generated an annualized yield of approximately 1.3%, compared to approximately 1.2% for the nine months ended January 31, 2004. This increase was due primarily to increased market rates of interest on investments.

In the quarter ended October 31, 2004, we recorded a $100,000 investment impairment charge related to a minority investment.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software, Inc. However, we provide for income taxes as if we were filing a separate income tax return. For the quarters and nine months ended January 31, 2005 and January 31, 2004, we did not record any income taxes, as a result of cumulative net operating losses in prior years.

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

The following tables show summary information about our cash flows and liquidity positions during the nine months ended January 31, 2005 and January 31, 2004. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

	Nine Months Ended January 31 (000’s omitted)
	2005	2004
Net cash provided by operating activities	$3,872	$4,993
Net cash used in investing activities	(7,817)	(6,182)
Net cash used in financing activities	(727)	(105)

Net change in cash and cash equivalents	$(4,672)	$(1,294)

For the nine months ended January 31, 2005 when compared to the prior year period, the decrease in cash provided by operating activities was due to the net loss, an increase in accounts receivable, and to a lesser extent a decrease in depreciation and amortization expense. These were partially offset by increases in accounts payable, accrued costs and other liabilities, an increase in deferred revenues, and an increase in the amount due to American Software, Inc. The increase in accounts receivable was due primarily to increased outstanding maintenance billings which in turn resulted from license fees sold in prior periods. The increase in cash used in investing activities when compared to the prior year period was due primarily to cash paid for the DMI acquisition. Cash used in financing activities increased when compared to the prior year period, due primarily to increased repurchases of our common stock.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated by our activities:

	As of January 31 (000’s omitted)
	2005	2004
Cash and cash equivalents	$5,795	$7,279
Short and Long-Term Investments	17,338	22,090

Total cash and short and long term investments	$23,133	$29,369

Net (decrease) increase in total cash and investments (nine months ended January 31)	$(7,698)	$ 2,356

The change in total cash used for the nine months ended January 31, 2005 when compared to cash generated in the prior year period was due primarily to the cash used in the DMI acquisition.

Days Sales Outstanding in accounts receivable were 78 days as of January 31, 2005, compared to 62 days as of January 31, 2004. This increase was due primarily to accounts receivable acquired through the purchase of DMI. Our current ratio on January 31, 2005 was 2.0 to 1, compared to 3.5 to 1 on April 30, 2004. This decrease was due primarily to the decrease in cash and cash equivalents resulting from the DMI acquisition.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $23.1 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor American Software currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

In November 1998, our Board of Directors approved a resolution authorizing us to repurchase up to 800,000 shares of our common stock through open market purchases at prevailing market prices. In February 2003, our Board of

Directors approved a resolution authorizing us to repurchase an additional 400,000 shares for a total current authorized repurchase amount of 1,200,000 shares. The timing of any repurchases would depend on market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For these current repurchase plans, through March 10, 2005, we repurchased a cumulative total of 658,915 shares at a total cost of approximately $2.7 million. We did not make any repurchases of our common stock in the quarter ended January 31, 2005. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under existing repurchase programs.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123(R) will be effective for us beginning with the second quarter of fiscal year 2006. Management is currently evaluating the impact of SFAS 123(R) on our consolidated financial statements. See Note 1 for information related to the pro forma effect on our reported net income and net earnings per share of applying the fair value recognition provisions of the previous SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are both important to the portrayal of our financial condition and results of operations, and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Annual Report on Form 10-K for the fiscal year ended April 30, 2004, as filed with the SEC, we described the policies and estimates relating to revenue recognition, allowance for doubtful accounts, valuation of long-lived and intangible assets, and income taxes as our critical accounting policies. In the current fiscal year, as a result of the acquisition of DMI, we also identify accounting for business combinations under SFAS 141 as a critical accounting policy. Refer to Note G of our condensed consolidated financial statements for a discussion of the application of this policy.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the quarter ended January 31, 2005, we generated approximately 10% of our revenues outside the United States. We usually make international sales directly through our foreign operations or through value added resellers. We typically denominate these sales in U.S. Dollars, British Pounds Sterling, or Euros. However, we denominate the expenses that we incur in our foreign operations in the local currency. The effect of foreign exchange rate fluctuations on us during the quarter and nine months ended January 31, 2005 was not material. We have not engaged in any hedging activities.

Interest rates. We have no debt, so we limit the following discussion of interest rate risk to risks associated with our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. Dollars. The fair market value and carrying value of securities, including cash equivalents, held at January 31, 2005 were both approximately $23.1 million.

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s CEO and CFO have concluded that, as of the end of such period, except as described below, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Issue. After the release of its preliminary financial results for the fiscal period, Management, after consulting with the Company’s independent auditors, performed a further detailed analysis of one of the Company’s software license agreements in the amount of $290,000. After that analysis, Management determined that the license fee revenue under that agreement, which it initially had determined was recognizable in the Company’s third fiscal quarter, should not be recognized in that fiscal quarter.

Remediation. Management has evaluated its disclosure controls and procedures to determine how they should be changed to prevent misclassifications of revenue, temporary or otherwise, in connection with software license agreements. Because the recognition of software license fee revenue in some cases involves subjective analysis of contract terms, Management has changed its disclosure controls and procedures with respect to material software license agreements that have terms which differ materially from those in standard license agreements. Under these disclosure controls and procedures, following an analysis of such material agreements and determination of the appropriate accounting treatment, the CFO will document the basis for that accounting treatment in reasonable detail. Management believes that this enhanced documentation will enable the Company’s internal accounting staff to more readily identify any revenue recognition issues that require further analysis.

Management believes that the change in disclosure controls and procedures described above will prevent a recurrence of the issue that occurred following the end of the fiscal quarter covered by this report. With the above change in place, Management believes that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls. There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. As described above, the Company has implemented, following the end of the fiscal quarter to which this report relates, certain changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the quarter ended January 31, 2005:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2004 through November 30, 2004	0	$0.00	0	541,085

December 1, 2004 through December 31, 2004	0	$0.00	0	541,085

January 1, 2005 through January 31, 2005	0	$0.00	0	541,085

Total Fiscal 2005 Third Quarter	0	$0.00	0	541,085

*	Our Board of Directors approved the above share purchase authority in November 1998 and in February 2003, when the Board approved resolutions authorizing us to repurchase an aggregate of up to 1.2 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

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

LOGILITY, INC.

Date: March 11, 2005	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President and Chief Executive Officer

Date: March 11, 2005	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: March 11, 2005	By:	/s/ Michael R. Dowling
Michael R. Dowling
Controller and Principal Accounting Officer