Form 10-K
period 2005-04-30
LOGILITY INC
filed 2005-08-08
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended April 30, 2005

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

Registrant’s telephone number, including area code: (404) 261-9777

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

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

At October 29, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, 12,961,304 Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of the Common Stock as quoted on the NASDAQ National Market System at October 29, 2004) of the shares of Common Stock held by non-affiliates was approximately $5.5 million. At July 31, 2005, 12,735,566 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

Portions of the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

LOGILITY, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2005

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

Although we believe that the goals, plans, expectations, and prospects reflected by our forward-looking statements are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, undetected software errors, and risks associated with market acceptance of our products, the challenges and risks associated with integration of acquired product line and companies, and services as well as a number of other risk factors that could affect our future performance. Factors that could cause or contribute to such differences include, but are not limited to, those we discuss under the section captioned “Factors Affecting Future Performance of Our Business and Our Stock Price” in Item 7 of this Form 10-K as well as the cautionary statements and other factors that we discuss in other sections of this Form 10-K.

Company Overview

Logility, Inc. (“Logility” or the “Company”) was incorporated as a Georgia corporation in 1996. Logility provides collaborative supply chain solutions to streamline and optimize the market planning, management, production, and distribution of products for manufacturers, suppliers, distributors, and retailers. The supply chain refers to the complex network of business relationships with trading partners (customers, suppliers and carriers) used to forecast, source, manufacture, store, and deliver products and services to multiple locations and customers by various modes of transportation. Supply chain operations include forecasting, demand management, supply planning, sourcing, manufacturing, logistics, warehouse management, and transportation operations both within an enterprise as well as with other business-to-business collaborative processes between customers, suppliers and carriers. Our solutions enable enterprises to increase their market visibility to build competitive advantages and increase profitability by reducing costs, increasing revenues, improving operational efficiencies and collaborating with suppliers and customers to more effectively respond to dynamic market conditions.

On September 30, 2004, Logility acquired certain assets and the distribution channel of privately-held Demand Management, Inc., a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers in the growing small and midsize business (SMB) market, which brought the Logility customer base to approximately 1,100 companies, located in 70 countries and gives Logility what is believed to be the largest installed base of supply chain planning customers among application software vendors. Logility will continue to market and sell the Demand Solutions product line to the SMB market through Demand Management’s existing value-added reseller distribution network. Logility will also continue to offer the Logility Voyager Solutions™ suite to its traditional target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

We derive revenues primarily from three sources: software licenses, services, and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, and consulting services. We bill primarily under time and materials arrangements and recognize revenues as we perform services. Maintenance agreements typically are for a one to three year term, usually commencing the time of the initial product license. We generally bill maintenance fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

Our cost of revenues for licenses includes amortization of capitalized computer software development costs, salaries and benefits and value added reseller (VAR) commissions. Costs for maintenance and services revenues include the cost of personnel to conduct implementations, customer support and consulting, and other personnel-related expenses as well as agent commission expenses related to maintenance revenues generated by the indirect channel.

Our selling expenses generally include the salary and commissions we pay to our direct sales professionals, along with marketing, promotional, travel and associated costs. Our general and administrative expenses generally include the salary and benefits we pay to executive, corporate and support personnel, as well as office rent, utilities, communications expenses, and various professional fees.

Industry Background

In response to increasing global competition, shorter product life cycles and reduced lead times, companies are continually seeking new ways to enhance the productivity of their operations. Companies that effectively communicate, collaborate and integrate with their trading partners within the extended enterprise or “supply chain” can realize significant competitive advantages in the form of lower costs, greater customer responsiveness, reduced stock-outs, more efficient sourcing, lower inventory, synchronized supply and demand, improved transportation and logistics operations, and increased revenue. Supply chain management refers to the process of managing the complex network of relationships that organizations maintain with external trading partners (customers, suppliers, manufacturers, distributors and retailers) to source, manufacture and deliver goods and services to the end consumer. Supply chain management involves both the activities related to supplying products or services (source, make, move, buy, store, and deliver) as well as the sales and marketing activities that impact the demand for goods and services, such as new product introductions, promotions, pricing and forecasting.

Today, several market trends are driving organizations to expand collaboration with trading partners across the supply chain. Global economic conditions and competitive pressures are forcing manufacturers to reduce costs, decrease order cycle times and improve operating efficiencies. As a result, manufacturers, distributors and retailers are increasingly under pressure to better manage the supply chain as they seek to reduce costs, improve manufacturing efficiency and accelerate logistics operations while maintaining flexibility and responsiveness to changing market conditions and specific customer demands. These pressures are compounded by the increasing complexity and globalization of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

To leverage the Internet for commercial benefit and facilitate enhanced collaboration among the various trading partners in the supply chain, organizations are increasingly deploying business-to-business application solutions to address their planning and supply chain execution requirements. The planning function involves the use of information to facilitate the on-time delivery of the right products to the correct location at the right time and at the lowest cost. The planning process focuses on demand forecasting, inventory simulation, global sourcing, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to increase revenues, improve forecast accuracy, optimize production scheduling, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service.

The supply chain execution function addresses manufacturing, warehousing, distributing and filling customer orders for products. Within the supply chain execution function, organizations are increasing their focus on the effective management of warehouse and transportation operations and the need for integration with planning systems and other enterprise applications in order to increase the efficient and effective fulfillment of customer orders and further optimize inventory investments.

In a report entitled “Increase Profitability by Mastering Demand” (April 22, 2004), a leading information technology analyst firm, AMR Research, stated that “increased demand visibility is achieved across the supply chain through increased collaboration with supply chain partners. With that better visibility comes perfect order performance. Inter-enterprise collaboration, a byproduct of the Demand-Driven Supply Network (DDSN), is vital to success in mastering demand in this new business context. With better demand forecast accuracy, companies average 15% lower inventories, 17% stronger perfect order fulfillment, and 35% shorter cash-to-cash cycle times.”

In order to effectively manage and coordinate supply chain activities, companies require demand planning, supply chain planning, global sourcing, supply chain execution, and performance management software that provides for integrated communication, optimization and collaboration among the various constituents throughout the supply chain network. This enhanced collaboration synchronizes production and distribution plans with demand forecasts, thereby minimizing bottlenecks that lead to production delays, excess inventory and distribution network problems.

We believe that traditional enterprise resource planning (ERP) systems do not provide the visibility, depth, flexibility or synchronization required to effectively meet the demands of today’s intensely competitive global environment. Organizations are demanding supply chain solutions that are modular and scaleable to extend ERP functionality, fit the dynamic needs of their businesses, deploy quickly and deliver rapid time-to-benefit.

Logility Products and Services

Leveraging our supply chain management expertise, Logility has been an innovator in developing and deploying collaborative supply chain solutions, with our first Internet-based collaborative planning solution implemented in 1996. We continue to invest and expand our innovative solutions, which support the Collaborative Planning, Forecasting and Replenishment (CPFR®) standards defined by the Voluntary Interindustry Commerce Standards Association (VICS). Our systems also support other emerging collaborative supply chain management standards for transportation and distribution center management such as collaborative transportation management (CTM), and radio frequency identification (RFID), a technology that uses radio waves to uniquely identify items as well as packaging such as cartons, containers and pallets.

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

With more than 1,100 customers in 70 countries, Logility is the leading provider of collaborative supply chain solutions that help small, medium, and large as well as Fortune 1000 companies realize substantial bottom-line results. The Company maintains two product suites, Logility Voyager Solutions and Demand Solutions, marketed, sold and distributed through both direct and indirect sales channels. The Logility Voyager Solutions suite of products features performance monitoring capabilities in a single Internet-based framework and provide supply chain visibility; demand, inventory and replenishment planning; supply and global sourcing optimization; manufacturing planning and scheduling; transportation planning and execution; and warehouse management. The Demand Solutions product suite provides forecasting, demand planning, replenishment and point-of-sale analysis for maximizing profits for small to midsize manufacturing, distribution and retail operations.

We have licensed one or more modules of Logility Voyager Solutions or Demand Solutions to companies worldwide, including Avery Dennison Corporation, Bissell, Farnell InOne, Florida Power & Light, Huhtamaki (UK) Limited, Hyundai Motor America, ICI Paints, Jockey International, Komatsu, Leviton Manufacturing Company, L’Oreal USA, Malt-O-Meal Company, Nestle Purina Petcare, Pernod-Ricard, Pfizer, Porsche, Remington Products Company, Shaw Industries, Sigma Aldrich, Standard Motor Products, The Coleman Company, Under Armour Performance Apparel, VF Corporation, and xpedx. We sell our products and services through direct and indirect channels. We derived approximately 11% of our revenues in the fiscal year ended April 30, 2005 from international sales.

Product Features: Logility Voyager Solutions

Logility Voyager Solutions is an integrated software suite that provides advanced supply chain management including collaborative planning, strategic network design, optimized supply sourcing, production management, warehouse management, and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, manage global sourcing initiatives, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service.

The Logility Voyager Solutions software suite is modular and scaleable to meet the management requirements of complex organizations involving tens of thousands of products across multiple sites. In addition, The Voyager Solutions suite readily interfaces with a broad range of existing enterprise applications deployed on a variety of Internet and client/server operating environments and platforms.

Our customers can implement these modules individually, as well as in combinations or as a full solution suite. Logility Voyager Solutions supports multiple communications protocols and is designed to operate with industry-standard open technologies, including leading web-based and client/server environments, such as Microsoft Windows, UNIX, and iSeries (AS/400) on Oracle, Microsoft SQL Server and DB2 databases. The following summarizes key features of the Logility Voyager Solutions product suite:

LOGILITY VOYAGER SOLUTIONS FOR COLLABORATIVE SUPPLY CHAIN MANAGEMENT

These applications allow companies to plan, manage, optimize and measure their supply chain operations and strategic trading partner relationships for direct material procurement, production, logistics and customer order fulfillment. Logility Voyager Solutions provides a performance-based architecture that allows companies to manage supply chain processes on an exception basis. Companies can proactively monitor, alert, measure and resolve critical supply chain events both within their own companies and throughout the extended value chain via the Internet.

VALUE CHAIN COLLABORATION

Streamline Sales and Operations Planning (S&OP) and enhance strategic trading partner relationships, Logility Voyager Solutions allows companies to accelerate and manage demand plans, direct material procurement, sourcing, production and fulfillment using the power of the Internet.

Logility Voyager Collaborate™ enables companies to communicate easily across their organizations and share real-time supply chain information with external trading partners. With Voyager Collaborate, suppliers, manufacturers, distributors and retailers can use the power of collaborative business processes such as Sales and Operations Planning and built-in standards for Collaborative Planning, Forecasting and Replenishment (CPFR®) to advance enterprise wide collaboration enabled via the Internet.

Logility Voyager Fulfill™ provides a private transportation exchange that extends collaboration to carriers, customers and suppliers. Customers and suppliers can see the status of their orders and shipments in transit. Carriers can easily accept or reject loads offered, bid on loads, provide up-to-the-minute shipment information, and view the payment status of prior shipments.

DEMAND CHAIN PLANNING

Logility Voyager Solutions provides the visibility to significantly improve forecasting accuracy by creating comprehensive overviews of market demand, new product introductions, promotions and inventory policies. As a result, enterprises can build plans that are more closely attuned to the market.

Logility Voyager Demand Planning™ helps reconcile differences between high-level business planning and low-level product forecasting. Aligning inventory with customer demand, this solution makes it easier to boost service levels, shorten cycle times and reduce inventory obsolescence. Logility provides control to model each phase in a product’s sunrise-to-sunset lifecycle—including introduction, maturity, replacement, substitution and retirement—so that the right products are available at the point of customer demand. Voyager Demand Planning integrates the marketing department in real time into forecasting, distribution and logistics planning to calculate the impact of promotional plans and events.

Logility Voyager Inventory Planning™ allows enterprises to effectively measure the tradeoff of inventory investment and desired customer service levels. This solution dynamically sets time-phased inventory targets based on specific safety stock and order quantity rules.

GLOBAL SOURCING MANAGEMENT

Global Sourcing Management gives companies the freedom to cost-effectively source, manufacture and distribute anywhere in the world to gain a competitive advantage without compromising quality or product availability.

Voyager Value Chain Designer™ helps businesses evaluate manufacturing, distribution and strategic sourcing options. Provided with visibility into supply chain networks, enterprises can analyze capital expenditure plans, assess risk strategies and optimize global network operations.

Voyager Global Sourcing automates the sourcing process via the Internet—from managing the proposal and delivering product specification package, to analyzing bids and streamlining the vendor selection process, to tracking supplier performance.

Voyager Production Visibility uses collaborative time and action calendars to monitor supplier production and quality, track milestone deliverables, gain packaging and labeling compliance and provide exception-based management of global sourcing initiatives via the Internet.

Voyager Supplier Logistics provides Advanced Ship Notice (ASN) and tracks supplier shipments from global manufacturing locations to provide businesses with greater visibility of inbound logistics and product availability.

SUPPLY CHAIN PLANNING

Logility Voyager Solutions optimizes material, inventory, production and distribution assets by synchronizing supply and demand. Simultaneously, multiple supply chain planning models generate plans based on constraints as well as various sourcing, production and distribution options.

Voyager Supply Planning™ optimizes complex sourcing and production decisions to balance supply, manufacturing and distribution constraints based on corporate goals for maximizing profit or minimizing costs.

Voyager Replenishment Planning™ provides visibility of future customer demands, corresponding product and material requirements, and the actions suppliers must take to satisfy those demands.

Voyager Manufacturing Planning™ helps create valid production plans for single- or multi-site capacity constrained environments, providing lower costs, fewer setups and increased product availability.

SUPPLY CHAIN EXECUTION

Logility Voyager Solutions provides industry-leading capabilities for optimizing both warehouse and transportation operations. These solutions systematically balance logistics strategies, customer service policies, carrier effectiveness, inventory management, and radio frequency identification (RFID) solutions to spur improvements that favorably impact profitability.

Voyager WarehousePRO® provides shipping and inventory accuracy by optimizing the flow of materials and information through distribution centers. WarehousePRO helps cut operating costs and improve productivity, increase order fill rates, optimize space utilization and improve customer service. This solution is highly flexible and quickly adapts to changing business requirements. WarehousePRO features an extensive workflow library incorporating industry-specific best-practice templates and supports RFID technology for effective warehousing techniques. With built-in standard interfaces to major radio frequency data collection systems, this software delivers more accurate inventory accountability and improved warehouse efficiency for a paperless warehouse environment.

Voyager Transportation Planning and Management™ provides a performance-driven, multi-modal solution for dramatic savings of time, effort and money. It enables totally automated shipment planning, shipment execution and freight accounting. User workflows, driven by exceptions, increase visibility and accelerate more proactive communications among trading partners. The Optimization Engine evaluates logical alternatives for grouping and shipping orders considering business rules, consolidation parameters, carriers, rates, and date/time requirements.

Product Features: Demand Solutions

The Demand Solutions application suite makes it easier to predict future demand and make informed decisions to optimize inventory turns, customer service levels and profitability. Demand Solutions is a complete time-phased, multi-tiered planning and replenishment system for monthly, weekly, or daily planning cycles, and a proven platform for Vendor Managed Inventory. Demand Solutions helps manufacturers, wholesalers and distributors exchange information for inventory, proactively manage demand rather than operate in reactive mode, and increase profitability.

Demand Solutions Forecast Management provides a powerful yet easy to use demand planning solution that fits virtually any industry and deploys quickly. The system offers significant flexibility and allows the user to select the forecasting formula which best addresses each item’s demand pattern to predict an accurate forecast of future demand.

Demand Solutions Requirements Planning incorporates collaborative planning capabilities to streamline supply activities from the production line through delivery. With instant analysis of the projected demand for unlimited items against current inventory, Demand Solutions Requirements Planning recommends the ideal inventory level for each ship-to location, providing valuable visibility up and down the supply chain.

Demand Solutions Collaborate offers a certified CPFR compliant collaborative planning solution that streamlines communications between a company and its customers and suppliers. This solution minimizes the barriers to entry for smaller trading partners, who need only a Web browser, and extends the value available through the entire Demand Solutions product line. Collaboration results in greater demand visibility and closer synchronization of production and inventory investments.

Demand Solutions Sales & Operations Planning automates and continually analyzes the annual business planning process. There are two annual business plans available for each of the sections of data (bookings, sales, production, inventory, backlog and shipments): the Annual Plan and the Flexible Plan.

Demand Solutions Feedback is a collaborative tool for real-time input to forecasts based on the activity of salespeople in the field. Combined with the sales force’s knowledge of changing tastes and demands, the “best-fit” projection generates an adjusted forecast for managers to approve or modify.

Demand Solutions Rough Cut dramatically increases the accuracy of available-to-promise (ATP) ratios and can reduce the cost of manual processes and calculations. It provides visibility of resource utilization and allows users to level the plan instantly. Demand Solutions Rough Cut’s powerful “what if” scenarios help ensure that businesses can meet demand as promised.

Electronic Demand Solutions Interface helps customers more effectively establish collaborative relationships with critical trading partners by applying the power of Electronic Data Interchange (EDI) to the supply chain. This flexible interface eliminates the confusion that often marks EDI transactions by intelligently translating raw data for instant use by Demand Solutions.

Demand Solutions View significantly extends the value of Demand Solutions, empowering users to aggregate, rotate, filter, sort and otherwise manipulate large volumes of data into meaningful information. Demand Solutions View can gather data from any field within Demand Solutions, as well as external sources. Enterprises also can share output with colleagues, customers and vendors over networks, captive and secure intranets and the Internet.

Demand Solutions Stores enables manufacturers, distributors and retailers to collaboratively produce, ship and replenish product based on point-of-sale data. Highly accurate and easy to use, Demand Solutions Stores can track thousands of SKUs in more than a hundred locations, resulting in optimized store-level replenishment, reduced out-of-stocks, greater inventory turns, elevated customer service levels and increased profits. Demand Solutions Stores is designed around the philosophy of continuous replenishment, enabling actual demand to be consolidated from each point-of-sale (POS) location and routed to suppliers. Demand Solutions Stores leverages detailed analysis and strategic assortment planning for a store or group of stores. The result is a collaborative, highly responsive value chain from manufacturer or distributor to retail.

Customers

We primarily target businesses in distribution-intensive markets such as consumer products, apparel, food and beverage, durable goods, aftermarket service parts, wholesale distribution, life sciences and manufacturing, including suppliers, manufacturers, distributors and retailers. A sample of companies that have licensed one or more modules of Logility Voyager Solutions or Demand Solutions follows:

Consumer Goods	Apparel	Chemicals, Oil & Gas, Life Sciences
Avery Dennison Corporation	Brown Shoe Company	Afrox
Ashley Furniture	Columbia Sportswear Company	ALZA Corporation
Alberto-Culver Company	Jockey International	BP Lubricants
Bell Sports	Polo Ralph Lauren	Cambrex Karlskoga AB
Canandaigua Wine Company	Savane	Dow Chemical Company
Carriage House Companies	Under Armour Performance Apparel	Facet Technologies
Farley’s & Sathers Candy Company	Warnaco	Fisher Scientific International
Haverty Furniture Company	Williamson-Dickie Manufacturing	Genencor International
Hooker Furniture	VF Corporation	Pfizer, Inc.
Huhtamaki UK		Sigma-Aldrich Corporation
Leviton Manufacturing Company	After Market Service Parts	Stepan Company
L’Oreal USA	Donaldson Company	WM Barr & Company
Malt-O-Meal Company	Epson America, Inc.
Maybelline Inc.	Farnell InOne	Manufacturing and Others
McCain Foods	Florida Power & Light	Corning Cable Systems
Mills Pride	Holley Carburetors	Dal-Tile Corporation
Nestle Purina Petcare	Hyundai Motor America	Intertape Polymer Group
O’Sullivan Furniture	Ingersoll-Rand	Mercury Marine
Parmalat	Komatsu America International	Mohawk Industries
Pernod-Ricard	Komatsu Europe International	Mohawk Paper
Reckitt Benckisen	NACCO Materials Handling Group	Robert Horne Paper Company
Republic Beverage Company	Peugeot International	Shaw Industries
Rich Seapak Corporation	Remy International	Sprint PCS
Rockline Industries	Rheem Manufacturing	Tyco Safety Products
S.C. Johnson & Sons, Inc.	Saab Aircraft	Tyco Plastics and Adhesives
The Coleman Company	Standard Motor Products	Weyerhauser
Tiffany & Co.		xpedx
Wrigley Company

No single customer accounted for 10% or more of our total revenues during fiscal year 2005. We typically experience a slight degree of seasonality, reflected in a slowing of services revenues during the annual winter holiday season, which occurs in the third quarter of our fiscal year. We account for our backlog in deferred revenues (refer to note 1(b) in Notes to Financial Statements). We are not reliant on government customers.

Sales and Marketing

With the acquisition of Demand Management, Logility becomes a more formidable organization with a broader target market and proven direct and indirect sales channels. Logility now offers the most widely used supply chain planning solutions in the world and is the only vendor that can meet the diverse needs of the small, midsize, large and Fortune 1000 businesses.

Logility will continue to develop and market both the Logility Voyager Solutions and the Demand Solutions product suites through both direct and indirect sales channels. We conduct our principal sales and marketing activities from corporate headquarters in Atlanta, Georgia, and in St. Louis, Missouri where Demand Management, Inc., our wholly-owned subsidiary, is located. We have sales and/or support offices in Boston, Chicago, Dallas, and Pittsburgh. We manage sales channels outside of North America from our international offices in the United Kingdom and Spain.

We have a number of marketing alliances, including those with IBM and SSA Global Technologies (“SSA”). Generally, these marketing alliance agreements provide the vendors with non-exclusive rights to market our products and access to our marketing materials and product training. Some highlights of these agreements are as follows:

•	IBM—we entered into an agreement with IBM on March 17, 2000 pursuant to which we modified our Supply Chain products, with IBM’s technical and financial assistance, to operate with IBM’s eServer iSeries (AS/400) platform. Also, we agreed to market and support the IBM-compatible supply chain products that resulted from our efforts. IBM may also market our supply chain products and refer potential customers to Logility.

•	SSA Global Technologies—On November 17, 2001, we granted SSA a worldwide, non-exclusive license to name, package, market, distribute and supply the Logility Voyager Solutions suite as “BPCS (Business Planning and Control Software) Collaborative Commerce powered by Logility.” In exchange, SSA agreed to use all reasonable efforts to promote and sell the software. This agreement had an original expiration date of April 30, 2004, but is automatically extended for additional one year periods, unless either party terminates the agreement by giving 90 days written notice.

In addition to these marketing alliances, we have developed a network of international agents who assist in selling our products outside the United States. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. These independent distributors and resellers, located in Canada, South America, Europe and the Asia/Pacific region, distribute our product lines in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products. With the acquisition of Demand Management, Logility gained access to a global distribution channel consisting of 23 organizations with sales, implementation and support resources serving customers in 68 countries.

We support our sales activities by conducting a variety of marketing programs including public relations, direct marketing, advertising, trade shows, product seminars, industry speakers, user group conferences and ongoing customer communication and industry analysts programs. We also participate in industry conferences such as those organized by the American Production and Inventory Control Specialists (APICS) and the Council of Supply Chain Management Professionals (CSMCP), formerly called the Council of Logistics Management (CLM).

Licenses

Like many business application software firms, software revenue consists principally of fees generated from licensing our software products. In consideration of the payment of license fees, we typically grant nonexclusive, nontransferable, perpetual licenses, which are primarily business unit, user-specific and geographically restricted. Our standard license agreement contains provisions designed to prevent disclosure and unauthorized use of our software. In these agreements we warrant that our products will function in accordance with the specifications set forth in our product documentation. A significant portion of the license fee is generally payable upon the delivery of the licensed system which includes software and product documentation, with the balance due upon installation.

The prices for our products are typically functions of the number of modules licensed and the number of servers, users and sites for which the solution is designed and deployed.

Customer Service and Support

We provide the following services and support to our customers:

Implementation Support:    We offer our customers a professional and proven implementation program that facilitates rapid implementation of our software products. Logility consultants, help customers define the nature of their project, and subsequently proceed through the implementation process. We provide training for all users and managers involved. We first establish measurable financial and logistical performance indicators, and then evaluate them for conformance during and after implementation. Additional services beyond implementation can include post-implementation reviews and benchmarks to further enhance the benefits to customers.

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

The current release of Logility Voyager Solutions is version 7.0. This version uses an Internet-based architecture for maximum scalability and messaging functionality that supports the increasingly distributed nature of supply chain planning, global sourcing, supply chain execution and collaborative commerce. Logility Voyager Solutions interfaces with software of leading ERP vendors such as SAP, Oracle, PeopleSoft/JD Edwards, and SSA Global Technologies.

The current release of Demand Solution One is version 9.1 and the current release of Demand Solutions Stores is version 4.1. These products are designed to work with a wide variety of MRP, ERP and legacy enterprise applications.

Our client/server and Internet-based solutions, which utilize the latest technologies, will be important for our long-term growth. As of April 30, 2005, we employed 61 persons in product research, development and enhancement activities.

Competition

We have targeted our products at distribution-intensive supply chain markets within the application software market, which is intensely competitive and characterized by rapid technological change. Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise application market as a whole. These include, but are not limited to, such vendors as, i2 Technologies, JDA Software, Manugistics, and Red Prairie. In addition, we face potential competition from:

•	large enterprise resource planning (ERP) application software vendors such as SAP and Oracle, which recently acquired PeopleSoft/JD Edwards and Retek, each of which offers sophisticated ERP solutions

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

The principal competitive factors in the target markets in which we compete include product functionality and quality, domain expertise, integration technologies, product suite integration, breadth of products and related services such as customer support, training and implementation services. Other factors important to customers and prospects include:

•	customer service and satisfaction;

•	ability to provide relevant customer references;

•	compliance with industry-specific requirements and standards;

•	flexibility to adapt to changing business requirements;

•	ability to generate business benefits;

•	rapid payback and measurable return on investment;

•	vendor financial stability and company as well as product reputation; and

•	initial license price, cost to implement and long term total cost of ownership.

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

We believe that our principal competitive advantages are our comprehensive, integrated solutions, our list of referenceable customers, the ability of our solutions to generate business benefits for our customers, our substantial investment in product development, our deep domain expertise, the ease of use of our software products, our customer support and implementation services, our ability to deploy quickly, and our ability to deliver rapid return on investment for our customers.

Proprietary Rights and Licenses

Our success and ability to compete are dependent in part upon our proprietary technology. To protect our proprietary technology, we rely on a combination of copyright and trade secret laws, confidentiality procedures and contractual provisions, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although we rely on the limited protection afforded by such confidential and contractual procedures and intellectual property laws, we also believe that factors such as the knowledge, ability, and experience of our personnel, new product developments, frequent product enhancements, reliable maintenance and timeliness and quality of support services are essential to establishing and maintaining a technology leadership position. We presently have no patents or patent applications pending. The source code for our proprietary software is protected as a trade secret and as a copyrighted work. Generally, copyrights on our products expire 95 years after the year of first publication of each product. It is our policy to enter into confidentiality or license agreements with our employees, consultants and customers, and control access to and distribution of our software, documentation and other proprietary information. In addition, we have registered certain trademarks and have registration applications pending for other trademarks.

We provide our software products to customers under non-exclusive license agreements. As is customary in the software industry, in order to protect our intellectual property rights, we do not sell or transfer title to our products to our customers. Although the license agreements place restrictions on the customer’s use of our products, unauthorized use of our products nevertheless may occur. In addition, we have licensed the source code for our software to American Software, which owns approximately 89% of our common stock, on a limited basis to enable American Software to perform warranty, maintenance and support obligations for certain customers, for which it is responsible under certain license agreements that were not assigned to us in connection with the formation of Logility.

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

We have re-licensed, and expect in the future to re-license, certain software from third parties for use in connection with our products. There can be no assurance that these third-party software vendors will not change their product offerings or that these software licenses will continue to be available to us on commercially reasonable terms, if at all. The termination of any such licenses or product offerings, or the failure of the third-party licensors to adequately maintain or update their products, could result in delays in our ability to ship certain of our products while we seek to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Further, any such delay, if it becomes extended, could result in a material adverse effect on our results of operations.

Company Strategy

Our objective is to be the leading provider of collaborative supply chain solutions to enable small, medium, large and Fortune 1000 companies to optimize their operations associated with the planning, sourcing, manufacture, storage, and distribution of products. Our strategy includes the following key elements:

Leverage and Expand Installed Base of Customers.    We currently target distribution-intensive businesses in the consumer goods, apparel, food and beverage, durable goods, chemicals, wholesale distribution, aftermarket service parts, life sciences and supply chains consisting of suppliers, manufacturers, distributors, and retailers. We intend to continue to leverage our installed base of more than 1,100 customers to introduce additional functionality, product upgrades, complementary modules, and application hosting services. In addition, we intend to pursue sales to new customers in our existing vertical markets and to target additional vertical markets over time.

Continue to Expand Sales and Marketing.    We intend to continue to pursue an increased share of the supply chain market for software solutions by focusing our sales and marketing activities on supply chain collaboration, optimization and logistics initiatives in distribution-intensive industries. We believe our competitive advantage includes providing a rapid implementation, easy-to-maintain configuration, and quick time-to-benefit across the full spectrum of supply chain operations. We intend to continue building a direct sales force that is focused on selected vertical markets, such as consumer goods, apparel, wholesale distribution, aftermarket service parts and manufacturing supply chains.

Expand Indirect Channels to Increase Market Penetration.    We believe that key relationships with value added resellers will increase sales and expand market penetration of our products and services. For example, we have established a relationship with SSA Global Technologies to market, sell, implement and support components of the Logility Voyager Solutions suite such as the BPCS (Business Planning and Control Software) Collaborative Commerce Suite powered by Logility. The acquisition of Demand Management added 9 domestic and 14 international value-added resellers (VARs) to our indirect channel in fiscal 2005. This experienced global distribution network significantly expands Logility’s reach and provides sales, implementation and support resources serving customers in 70 countries.

Maintain Technology Leadership.    We believe that we are a technology leader in the field of collaborative supply chain optimization solutions and intend to continue to provide innovative, advanced solutions and services to this market. We believe that we were one of the earliest providers of supply chain management software solutions on a client-server platform and on Windows, and the first to introduce a collaborative supply chain planning solution that operates over the Internet. We intend to continue to develop and introduce new and enhanced products and keep pace with technological developments and emerging industry standards.

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

Focus on Integrated Collaborative Planning and Supply Chain Execution Solution.    We believe we are one of the few providers of truly integrated supply chain management software solutions addressing demand and supply planning as well as transportation and warehousing logistics requirements. Logility Voyager Solutions provides a comprehensive suite for supply chain planning, warehouse and transportation management with collaboration at its core, streamlining business processes between both internal and external trading partners. We intend to continue to focus our development initiatives on enhancing our end-to-end solution, expanding our embedded performance management architecture and introducing additional capabilities that complement our integrated solution suite.

Increase Penetration of International Markets.    In the fiscal year ended April 30, 2005, we generated 11% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. The acquisition of Demand Management added 9 domestic and 14 international value-added resellers (VARs) to our indirect channel in fiscal 2005. This experienced global distribution network significantly expands Logility’s reach and provides sales, implementation and support resources serving customers in 70 countries. We intend to further expand our international presence by creating additional relationships with distributors in South America, Europe, and the Asia/Pacific region.

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

Employees

As of April 30, 2005, we had 141 full-time employees, consisting of 29 in sales and marketing, 61 in product development, 41 in customer support and implementation services and 10 in administration and finance. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe our employee relations are good. We have never had a work stoppage and no employees are represented under collective bargaining arrangements.

Item 2.    Properties

We maintain our headquarters in Atlanta, Georgia. Some of our offices are occupied pursuant to the Facilities Agreement with American Software, the terms of which are summarized in “Part III, Item 13—Certain Relationships and Related Transactions,” below. We also lease space for offices in six locations in the United States, as well as approximately 1,800 square feet of office space in the United Kingdom. We believe our existing facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed on commercially reasonable terms.

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

Our Common Stock is listed on the Nasdaq Stock Market—National Market under the symbol LGTY. As of July 8, 2005, there were approximately 1,032 stockholders that held their stock either individually or in nominee or “street” names through various brokerage firms. The table below presents the quarterly high and low sales prices for our common stock as reported by Nasdaq, for our last two fiscal years:

Fiscal Year 2005	High	Low
First Quarter	$5.16	$4.00
Second Quarter	$4.99	$3.78
Third Quarter	$5.25	$4.00
Fourth Quarter	$5.45	$4.20

Fiscal Year 2004	High	Low
First Quarter	$5.00	$3.28
Second Quarter	$6.00	$3.58
Third Quarter	$6.15	$4.01
Fourth Quarter	$5.55	$4.37

Equity Compensation Plan

The following table discloses information regarding the Company’s only equity compensation plan, the Logility, Inc. 1997 Stock Plan, as of April 30, 2005.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)*
Equity Compensation Plans approved by security holders	863,223	$3.79	149,054

*	Under the Plan, option grants may be limited to a lesser amount such that if all outstanding stock options were exercised, American Software would own no less than 80% of the outstanding stock of the Company. At this time, this 80% requirement does not limit the number of shares available for future option grants.

Dividend Policy

We have not paid any dividends since our initial public offering in 1997. The payment of future dividends will be at the sole discretion of the Board of Directors and will depend on our profitability, financial condition, cash requirements, future prospects and other relevant factors.

Purchases of Equity Securities by the Company

The following table summarizes repurchases of our stock in the quarter ended April 30, 2005:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2005 through February 28, 2005	0	$0.00	0	541,085
March 1, 2005 through March 31, 2005	0	$0.00	0	541,085
April 1, 2005 through April 30, 2005	0	$0.00	0	541,085

Total Fiscal 2005 Fourth Quarter	0	$0.00	0	541,085

*	The above share purchase authority was approved by the Board of Directors in December 1997 and in February 2003, when the Board approved resolutions authorizing the Company to repurchase an aggregate of up to 1.2 million shares of common stock. These actions were announced in December 1997 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Transfer Agent

Wachovia Bank, N.A.

Equity Services Group

1525 West W.T. Harris Blvd, 3C3

Charlotte, NC 28288

Phone: (800) 829-8432

http://www.wachovia.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in our common stock:

Boston Stock Exchange

E*Trade Capital Markets LLC

Garban Corporates LLC

Knight Equity Markets, L.P.

Merrill Lynch, Pierce, Fenner & Smith Incorporated

Morgan, Keegan & Company

Seidler Amdec Securities Inc.

Susquehanna Capital Group

Tradition Asiel Securities Inc.

UBS Capital Markets L.P.

UBS Securities LLC

Item 6.    Selected Financial Data

The selected financial data presented below as of and for the years ended April 30, 2005, 2004, 2003, 2002, and 2001 are derived from our audited consolidated financial statements.

	Year Ended April 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License	$6,717	$6,656	$8,002	$8,445	$8,587
Services and other	5,203	5,179	5,951	9,662	9,128
Maintenance	12,956	10,991	10,884	11,292	10,491

Total revenues	24,876	22,826	24,837	29,399	28,206

Cost of revenues:
License	3,965	4,054	3,904	3,886	3,985
Services and other	2,721	2,632	3,633	6,436	6,227
Maintenance	3,031	1,780	1,793	2,017	1,645
Write-down of capitalized computer software development costs	703	—	—	—	—

Total cost of revenues	10,420	8,466	9,330	12,339	11,857

Gross margin	14,456	14,360	15,507	17,060	16,349
Operating expenses:
Research and development	3,170	2,116	2,546	2,712	5,211
Sales and marketing	8,046	7,239	7,690	9,742	13,618
General and administrative	3,912	3,202	3,547	3,456	3,954
Amortization of acquisition-related intangibles	204	—	—	—	—
Charge for restructuring	—	—	—	—	476

Total operating expenses	15,332	12,557	13,783	15,910	23,259

Operating income (loss)	(876)	1,803	1,724	1,150	(6,910)
Other income (expense), net	297	(97)	562	956	1,218

Earnings (loss) before income taxes	(579)	1,706	2,286	2,106	(5,692)
Income taxes	27	—	—	—	—

Net earnings (loss)	$(606)	$1,706	$2,286	$2,106	$(5,692)

Earnings (loss) per common share—Basic	$(.05)	$0.13	$0.17	$0.16	$(0.43)

Diluted	$(.05)	$0.13	$0.17	$0.16	$(0.43)

Weighted average common shares—Basic	13,009	13,120	13,185	13,245	13,289

Diluted	13,009	13,391	13,201	13,272	13,289

	As of April 30,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,824	$10,467	$8,573	$7,421	$4,749
Investments, short-term	16,899	20,364	18,440	15,391	10,420
Working capital	15,003	25,182	22,502	19,304	11,148
Total assets	47,809	42,368	41,502	38,728	37,298
Total shareholders’ equity	30,946	32,274	30,824	28,783	26,788

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data”. This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate,” “intend,” “plan,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive,” “estimate,” “believe,” “expect” and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements herein are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors that are beyond our ability to control or predict, including but not limited to those discussed below in “Factors Affecting Future Performance” and elsewhere in this report. See also “Special Cautionary Notice Regarding Forward-Looking Statements” at the beginning of “Item 1. Business.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2005, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to bad debts, capitalized software costs, goodwill, intangible asset impairment, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition.    We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, and training. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products net of royalties, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the company 1) acts as principal in the transaction, 2) takes title to the products, 3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded gross.

Generally, our software products do not require significant modification or customization. Installation of the products is routine and is not essential to the functionality of the product. Our sales frequently include maintenance contracts and professional services with the sale of our software licenses. We have established vendor-specific objective evidence of fair value (VSOE) for our maintenance contracts and professional services. We determine fair value based upon the prices we charge to customers when we sell these elements separately. We defer maintenance revenues, including those sold with the initial license fee, based on VSOE, and recognize the revenue ratably over the maintenance contract period. We recognize consulting and training service revenues, including those sold with license fees, as we perform the services based on their established VSOE. We determine the amount of revenue we allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE and allocate the remainder to license fees.

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

Valuation of Acquired Business.    In 2005, we made a business acquisition. We are required to allocate the purchase price of an acquired business to the assets acquired and liabilities assumed based on their fair values at date of acquisition. Prior to this allocation, we are required to identify intangible assets and assign a value to these intangible assets based on their fair value. Determining the fair value of identifiable intangible assets requires management to estimate future cash flows for the related assets and the useful life of such assets. We recognize the excess of the cost of the acquired business over the net of the amounts assigned to assets acquired and liabilities assumed as goodwill. We amortize intangible assets over their useful lives and evaluate goodwill on an annual basis. Consequently, our estimates determine the timing and the amount of expense recognized in our financial statements.

Valuation of Long-Lived and Intangible Assets.    In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill and other intangible assets with indefinite lives. Our long-lived and intangible assets and goodwill are subject to annual impairment tests, which require us to estimate the fair value of our business compared to the carrying value. The impairment reviews require an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At April 30, 2005, our goodwill balance was $6.1 million and our intangible assets with definite lives balance was $2.1 million, net of accumulated amortization.

Valuation of Capitalized Software Assets.    We capitalize certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write-off the amount by which the unamortized software development costs exceed net realizable value. Capitalized computer software development costs are being amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the consolidated statements of operations.

Income Taxes.    We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. Due to the uncertainty of being able to continue to generate positive operating results and taxable income, we have not recognized a tax asset and have recorded a full valuation allowance against our otherwise recognizable net deferred tax asset, in accordance with SFAS No. 109. Future events could cause us to conclude that it is more likely than not that we will realize a portion of the net deferred tax asset. If we reach such a conclusion, we would reduce the valuation allowance and recognize the net deferred tax asset. We have generated taxable income in some recent years, and if our operating results in future periods indicate the generation of additional taxable income, we may reduce the valuation allowance at a future date.

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2005, 2004, and 2003 and the percentage increases and decreases in those items for the years ended April 30, 2005 and 2004:

	Percentage of total revenues			Percentage change in dollar amounts
	2005	2004	2003	2005 vs 2004	2004 vs 2003
Revenues:
License	27%	29%	32%	1%	(17)%
Services and other	21	23	24	—	(13)
Maintenance	52	48	44	18	1

Total revenues	100	100	100	9	(8)

Cost of revenues:
License	16	18	16	(2)	4
Services and other	11	11	15	3	(28)
Maintenance	12	8	7	70	(1)
Write-down of capitalized computer software development costs	3	—	—	nm	nm

Total cost of revenues	42	37	38	15	(9)

Gross margin	58	63	62	6	(7)
Operating expenses
Research and development	13	9	10	50	(17)
Sales and marketing	32	32	31	11	(6)
General and administrative	16	14	14	29	(10)

Total operating expenses	61	55	55	28	(9)

Operating income (loss)	(3)	8	7	nm	5
Other income (expense), net	1	(1)	2	nm	nm

Earnings (loss) before income taxes	(2)	7	9	nm	(25)
Income taxes	—	—	—	nm	nm

Net earnings (loss)	(2)%	7%	9%	nm %	(25)%

nm—not meaningful

Economic Overview

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad. In recent years, the weakness in the overall world economy, and the U.S. economy in particular, has resulted in reduced expenditures in the business software market. Overall Information Technology spending continues to be relatively weak when compared to the period prior to the last economic downturn. The generally weak economic conditions have prevented companies from replenishing resources needed for capital investment, including investment in information technology, resulting in continued reduced levels of software purchases.

However, we believe Information Technology spending has incrementally improved towards the end of Fiscal 2005 and will continue to improve as increased global competition forces companies to improve productivity by upgrading their technology environment systems. Although this improvement could slow or regress at any time, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines are improving slightly, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to the economic downturn.

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

Business Acquisition

On September 30, 2004, we acquired certain assets and the distribution channel of privately-held Demand Management, Inc., a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers in the growing small and midsize business (SMB) market, which brought our customer base to approximately 1,100 companies, located in 70 countries and gives us what we believe to be the largest installed base of supply chain planning customers among application software vendors. We will continue to market and sell the Demand Solutions product line to the SMB market through Demand Management’s existing value-added reseller distribution network. We will also continue to offer the Logility Voyager Solutions™ suite to our traditional target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

Fiscal Years Ended April 30, 2005 and April 30, 2004:

Revenues:

For the fiscal year ended April 30, 2005, the increase in total revenues was primarily attributable to our acquisition of Demand Management Inc. (DMI) on September 30, 2004. This added additional license, services and maintenance revenues in fiscal 2005. This was partially offset by a decrease in revenues from our other operations.

International revenues represented approximately 11% of total revenues in the year ended April 30, 2005, compared to approximately 8% a year ago. This increase was due primarily to one significant international license fee transaction in the current year and additional international revenues from DMI. Our international revenues fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

Licenses.    For the year ended April 30, 2005, license fee revenues increased slightly due to the DMI acquisition partially offset by a decline in license fee revenues from our other software products. The direct sales channel provided approximately 68% of license fee revenues for the year ended April 30, 2005, compared to approximately 87% a year ago. This decline was due primarily to the revenue associated with DMI, which principally uses indirect sales channels. For the year ended April 30, 2005, our margins after commissions on direct sales were approximately 87%, and our margins after commissions on indirect sales were approximately 49%.

Services and Other.    The increase in services and other revenues for the year ended April 30, 2005 was primarily the result of increased software implementation services related to the DMI acquisition of $441,000. This was partially offset by lower services revenues in the balance of our business operations, as a result of lower license fees. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance.    For the year ended April 30, 2005, maintenance revenues increased primarily due to added maintenance revenue from the DMI acquisition during the second half of fiscal 2005 as well as increased maintenance revenues of $356,000 in our other product lines. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers. However, in fiscal 2005, we were able to realize a higher percentage increase in maintenance revenues despite a relatively small percentage increase in license fees due to our ability to obtain improved terms of maintenance commencement on new license fee sales and retain existing maintenance customers. Furthermore, the purchase accounting write-down in DMI’s deferred revenues associated with technical support services resulted in lower maintenance revenues of $1,259,000 that would have otherwise been recognized in 2005. We expect maintenance revenues for DMI during comparable future periods to increase, assuming retention of the current customer base.

Gross Margin:

The following table provides both dollar amounts and percentage measures of gross margin:

	Year ended April 30,
	2005		2004
	(in thousands)
Gross margin on license fees	$2,752	41%	$2,602	39%
Gross margin on services and other	$2,482	48%	$2,547	49%
Gross margin on maintenance	$9,925	77%	$9,211	84%
Write-down of capitalized computer software development costs	$(703)	nm	$0	nm

Total gross margin	$14,456	58%	$14,360	63%

Total gross margin excluding write-down of capitalized computer software development costs	$15,159	61%	$14,360	63%

The decrease in total gross margin percentage for the year ended April 30, 2005 was due primarily to the write-down of certain capitalized computer software development costs and a decrease in gross margin percentage on maintenance revenues, partially offset by an increase in gross margin percentage on license fees.

Licenses.    The increase in license fee gross margin percentage for the year ended April 30, 2005 compared to fiscal 2004 was due primarily to a decrease in amortization of capitalized software development costs as a result of the completion of amortization for several R&D projects early in 2005. This reduction was not offset by any capitalizable projects achieving general availability and therefore starting amortization during the current fiscal year. We expect capitalized software amortization to increase in the future as projects achieve “general availability” and amortization commences. As of April 30, 2005, we had $3.8 million of capitalized software not yet being amortized. To a lesser extent, the margin was higher due to increased license fee revenues from the indirect channel, principally from DMI, which yields approximately 49% after agent commissions. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees.

Services and Other.    For the year ended April 30, 2005, the services gross margin percentage was relatively consistent when compared to the prior year.

Maintenance.    For the year ended April 30, 2005, maintenance gross margin percentage decreased compared to fiscal 2004 due to the DMI acquisition for two primary reasons, 1) the purchase accounting write-down in DMI’s deferred revenues associated with technical support services resulted in lower maintenance revenues of $1,259,000 that would have otherwise been recognized in 2005, and 2) agent commission expense related to maintenance revenues generated by the indirect channel. We expect maintenance revenues and related margins for DMI during comparable future periods to increase assuming retention of the current customer base.

Write-down of Capitalized Computer Software Development Costs.    We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the unamortized amount for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. For the year ended April 30, 2005, we incurred a charge of $703,000 related to the write-off of certain capitalized software development costs.

Expenses:

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Year ended (in thousands)
	April 30, 2005	Percent change	April 30, 2004
Gross product development costs	$5,920	9%	$5,408
Percentage of total revenues	24%		24%
Less: capitalized product development costs	(2,750)	(16)%	(3,292)
Percentage of gross product development costs	46%		61%

Product development expenses	$3,170	50%	$2,116
Percentage of total revenues	13%		9%
Total amortization of development costs*	$2,600		$3,833

*	Included in cost of license fees.

For the year ended April 30, 2005, capitalized software development costs decreased while gross product research and development costs increased when compared to the prior year period. This change was primarily due to the DMI acquisitions, which added gross R&D costs but did not capitalize any R&D costs during the period. We typically capitalize higher levels of development costs towards the end of the development phase of a large project. In the year ended April 30, 2004, we ended the development phase of Logility Voyager Solutions 7.0, which caused an increase in capitalized development costs during the period. We expect capitalized product development costs to be lower in coming quarters as a result of fewer R&D projects in the pipeline, however, we expect capitalized software amortization to increase in the future as projects achieve “general availability” and amortization commences.

Sales and Marketing

In the year ended April 30, 2005, the increase in sales and marketing expenses was due primarily to the DMI acquisition during the year. This was partially offset by lower expenses in the remaining product lines due to lower sales commissions and marketing expenses. Commissions on indirect sales are generally recorded to cost of sales.

General and Administrative

For the year ended April 30, 2005, the increase in general and administrative expenses was due primarily to the DMI acquisition and the amortization of acquisition-related intangibles of $204,000. For the year ended April 30, 2005, the average number of total employees was approximately 134 compared to approximately 124 for the year ended April 30, 2004.

Amortization of Acquisition-Related Intangible Assets

Acquisition-related intangible assets are stated at historical cost and include certain intangible assets with definitive lives. These intangible assets are being amortized on a straight-line basis over their expected useful lives, six years.

Provision for Doubtful Accounts

We record an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. In estimating the allowance for doubtful accounts, we consider the age of the accounts receivable, our historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

Other Income (Expense)

Other income is principally comprised of investment earnings. For the year ended April 30, 2005, the investment earnings increased to $397,000 when compared to fiscal 2004’s income of $285,000 due primarily to an increase in interest rates, particularly on money market accounts. This was partially offset by a lower average cash balance as a result of the cash outlay of $8.7 million for the DMI acquisition on September 30, 2004. In fiscal 2005, we generated a net yield of approximately 1.63% on our investments, compared to approximately 1.0% in fiscal 2004.

In the second quarter of fiscal 2005 and in the fourth quarter of fiscal 2004, we recorded $100,000 and $382,000, respectively, in investment impairment charges related to a minority investment. The impairment charge adjusted the carrying value of the investment to its estimated fair market value due to an other than temporary impairment having occurred. The remaining carrying amount as of April 30, 2005 and 2004 was $281,000 and $381,000, respectively.

Income Taxes

We are included in the consolidated federal income tax return filed by American Software; however, we provide for income taxes as if we were filing a separate income tax return. Our net loss for fiscal 2005 resulted in additional net operating loss carryforwards. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. Due to the uncertainty of being able to continue to generate positive operating results and taxable income, we have not recognized a tax asset and have recorded a full valuation allowance against our otherwise recognizable net deferred tax asset, in accordance with SFAS No. 109. Future events could cause us to conclude that it is more likely than not that we will realize a portion of the net deferred tax asset. If we reach such a conclusion, we would reduce the valuation allowance and recognize the net deferred tax asset.

Fiscal Years Ended April 30, 2004 and April 30, 2003:

Revenues:

For the fiscal year ended April 30, 2004, the decline in total revenues was primarily attributable to decreases in license and services revenues, partially offset by an increase in maintenance revenues.

International revenues represented approximately 8% of total revenues in the year ended April 30, 2004, compared to approximately 12% the previous year. This decrease was due primarily to two significant international license fee transactions in the prior year period.

Licenses.    For the year ended April 30, 2004, license fee revenues decreased due to a more difficult and competitive selling environment, particularly in the fourth quarter. The direct sales channel provided approximately 87% of license fee revenues for the year ended April 30, 2004, compared to approximately 91% the previous year. This decline was due primarily to reduced revenue from the direct channel. For the year ended April 30, 2004, our margins after commissions on direct sales were approximately 89%, and our margins after commissions on indirect sales were approximately 90%.

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

Gross Margin:

The following table provides both dollar amounts and percentage measures of gross margin:

	Year ended April 30,
	2004		2003
	(in thousands)
Gross margin on license fees:	$2,602	39%	$4,098	51%
Gross margin on services and other:	$2,547	49%	$2,318	39%
Gross margin on maintenance:	$9,211	84%	$9,091	84%

Total gross margin:	$14,360	63%	$15,507	62%

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

Expenses:

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Year ended
	April 30, 2004	Percent Change	April 30, 2003
	(in thousands)
Gross product development costs	$5,408	0%	$5,401
Percentage of total revenues	24%		22%
Less: capitalized product development costs	(3,292)	15%	(2,855)
Percentage of gross product development costs	61%		53%

Product development expenses	$2,116	(17)%	$2,546
Percentage of total revenues	9%		10%
Total amortization of development costs*	$3,833		$3,398

*	Included in cost of license fees.

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

The following tables show information about our cash flows and liquidity positions as of and for the years ended April 30, 2005 and 2004. You should read these tables and the discussion that follows in conjunction with our consolidated statements of cash flows contained in Item 8 of this Report.

	Year ended April 30,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$7,499	$7,808
Net cash used in investing activities	(9,420)	(5,658)
Net cash used in financing activities	(722)	(256)

Net change in cash and cash equivalents	$(2,643)	$1,894

For the year ended April 30, 2005, the decrease in cash provided by operating activities was due primarily to the net loss and decreases in depreciation and amortization, accrued payables and other liabilities, which was partially offset by increases in deferred revenue and related party payables. The increase in cash used in investing activities was due primarily to the cash outlay for Demand Management Inc. on September 30, 2004 and capitalized software. This was partially offset by increased proceeds from maturities of investments, partially offset by increased purchases of investments. The increase in cash used in financing activities was due primarily to increases in repurchases of common stock and reduced proceeds from the exercise of stock options.

The following table shows information about the changes in our total cash and investments position:

	As of April 30,
	2005	2004
	(in thousands)
Cash and cash equivalents	$7,824	$10,467
Investments	17,895	20,364

Total cash and investments	$25,719	$30,831

Net increase (decrease) in total cash and investments	$(5,112)	$3,818

The decreases in cash and cash equivalents and investments in 2005 were due primarily to the cash outlay for the DMI acquisition. Amounts invested in money market accounts are classified as cash equivalents.

The following table provides information regarding our known contractual obligations as of April 30, 2005 (in thousands)

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	1,484	397	580	468	39
Purchase Obligations	—	—	—	—	—
Other Long-Term Liab.	—	—	—	—	—

Total	$1,484	$397	$580	$468	$39

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $25.7 million in cash and cash equivalents and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs.

However, due to the uncertainty in the economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

Days Sales Outstanding in accounts receivable were 69 days as of April 30, 2005, compared to 65 days as of April 30, 2004. Our current ratio on April 30, 2005 was 1.9 to 1, compared to 3.5 to 1 as of April 30, 2004.

On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998, at which time we adopted an additional repurchase plan for up to 800,000 shares. In February 2003, our Board of Directors approved a resolution authorizing us to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility’s common stock and management’s assessment of our liquidity and cash flow needs. For all repurchase plans, through July 31, 2005, we had purchased a cumulative total of approximately 1,281,000 shares at a total cost of approximately $7.7 million.

See Item 5 of this report, under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.”

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended April 30, 2005, 2004 and 2003 contained elsewhere in this Form 10-K.

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

The markets for our solutions are very competitive. The intensity of competition in our markets has significantly increased in part as a result of the extended period of economic downturn and uncertainty. We expect this intensity of competition to increase in the future. Our current and potential competitors may make acquisitions of other competitors and may establish cooperative relationships among themselves or with third parties. Any significant consolidation among ERP or supply chain software companies could adversely affect our competitive position. Increased competition has resulted and in the future could result in price reductions, lower gross margins, longer sales cycles and the loss of market share. Each of these developments could have a material adverse effect on our operating performance and financial condition.

Many of our current and potential competitors have significantly greater resources than we do, and therefore, we may be at a disadvantage in competing with them.

We directly compete with other supply chain software vendors, including SAP, Manugistics, I2 Technologies, JDA Software and Red Prairie, as well as potentially with ERP software providers. Some of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Some competitors have become more aggressive with their prices and payment terms and issuance of contractual implementation terms or guarantees. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms. Furthermore, potential customers may consider outsourcing options, including application service providers, data center outsourcing and service bureaus as alternatives to licensing our software products. Any of these factors could materially impair our ability to compete and have a material adverse effect on our operating performance and financial condition.

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

We may have to delay recognizing license revenue for a significant period of time based on a variety of factors, including:

•	whether the license agreement relates to then-unavailable software products;

•	whether transactions include both currently deliverable software products and software products that are under development or other undeliverable elements;

•	whether the customer demands services that include significant modifications, customizations or complex interfaces that could delay products delivery or acceptance;

•	whether the transaction involves acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as known defects; and

•	whether the transaction involves payment terms or fees that depend upon contingencies.

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

We are dependent upon the consumer goods, apparel, food and beverage, durable goods, aftermarket service parts, life sciences, manufacturing, wholesale distribution and retail industries for a significant portion of our revenues.

Historically, a significant portion of our revenues come from the license of software products to distribution-intensive markets such as consumer goods, apparel, food and beverage, durable goods, aftermarket service parts, life sciences, general manufacturers, wholesalers and retailer. The success of our customers is directly linked to economic conditions in these industries, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, we believe that the licensing of certain of our software products involves a significant capital expenditure, which is often accompanied by hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or potential downturns in our customers’ industries.

We believe manufacturers, wholesalers and retailers remain cautious in their level of investment in information technology during the difficult economic cycle of the last few years, and the uncertainty related to the threat of future terrorist attacks and any continued violence in Iraq. We remain concerned about weak and uncertain economic conditions, consolidations and the movement of manufacturing to offshore, global sourcing partners in certain markets. These industries will be negatively impacted if weak economic conditions or fear of additional terrorist attacks and wars persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, including potential deterioration of our maintenance revenue base as customers look to reduce their costs, elongation of our selling cycles, and reduction in the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close. In addition, weak and uncertain economic conditions could impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our business, our quarterly or annual operating results and our financial condition.

We also believe that these industries may be consolidating resulting in increased competition in certain geographic regions that could negatively impact the industry and our customers’ ability to pay for our products and services. Such consolidation has in the past, and may in the future, negatively impact our revenues, reduce the demand for our products and may negatively impact our business, operating results and financial condition.

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

Our lengthy sales cycle makes it difficult to predict quarterly revenue levels and operating results.

Because license and implementation fees for our software products are substantial and the decision to purchase our products typically involves members of our customers’ senior management, the sales process for our solutions is lengthy and can exceed one year. Accordingly, the timing of our license revenues is difficult to predict, and the delay of an order could cause our quarterly revenues to fall substantially below our expectations and those of public market analysts and investors. Moreover, to the extent that we succeed in shifting customer purchases away from individual software products and toward more costly integrated suites of software and services, our sales cycle may lengthen, which could increase the likelihood of delays and cause the effect of a delay to become more pronounced. Delays in sales could cause significant shortfalls in our revenues and operating results for any particular period.

We derive a significant portion of our services revenues from a small number of customers. If these customers were to discontinue the usage of our services or delay their implementation our total revenues would be adversely affected.

We derive a significant portion of our services revenues, and total revenues, from a small number of customers using our services for product enhancement and other optional services. If these customers were to discontinue or delay the usage of these services, or obtain these services from a competitor, our services revenues and total revenues would be adversely affected. Customers may delay or terminate implementation of our services due to budgetary constraints related to economic uncertainty, dissatisfaction with product quality, the difficulty of prioritizing a surplus of information technology projects, changes in business strategy, personnel or priorities, or for other reasons. Such customers may be less likely to invest in additional software in the future and to continue to pay for software maintenance. Since our business relies to a large extent upon sales to existing customers and since maintenance and services revenues are key elements of our revenue base, any reduction in these sales or these maintenance and services payments could have a material adverse effect on our business, results of operations and financial condition.

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

Upon the purchase of a software license, our customers typically enter into a maintenance contract with a term from approximately one to three years. If, after this initial maintenance period, customers elect not to renew their maintenance contracts, and we do not offset the loss of those customers by new maintenance customers as a result of new license fees, our maintenance revenues and total revenues would be adversely affected.

We may not be successful in convincing customers to migrate to current or future releases of our products, which may lead to reduced services and maintenance revenues and less future business from existing customers.

Our customers may not be willing to incur the costs or invest the resources necessary to complete upgrades to current or future releases of our products. This may lead to our loss of services and maintenance revenues and future business from customers that continue to operate prior versions of our products or choose to no longer use our products.

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

If accounting interpretations relating to revenue recognition change or companies we acquire have applied such standards differently than we do or have not applied them at all, our reported revenues could decline or we could be forced to make changes in our business practices or we may incur the expense and risks associated with an audit or restatement of the acquired company’s financial statements.

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

The accounting profession and regulatory agencies continue to discuss various provisions of these pronouncements with the objective of providing additional guidance on their application and with respect to potential interpretations related to so-called “multiple element arrangements” in which a single contract includes a software license, a maintenance services agreement or other “elements” that are bundled together in a total offering to the customer. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could change the timing of recognized revenue. They could also drive significant adjustments to our business practices which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our reported revenues and results of operations. In addition, companies we acquire may have historically interpreted software revenue recognition rules differently than we do or may not have been subject to US GAAP as a result of reporting under local GAAP in a foreign country. If we discover that companies we have acquired have interpreted and applied software revenue recognition rules differently than prescribed by US GAAP, we could be required to devote significant management resources, and incur the expense associated with an audit, restatement or other examination of the acquired companies’ financial statements.

Serious harm to our business could result if our encryption technology fails to ensure the security of our customers’ online transactions.

The secure exchange of confidential information over public networks is a significant concern of consumers engaging in on-line transactions and interaction. Some of our software applications use encryption technology to provide the security necessary to affect the secure exchange of valuable and confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the algorithms that these applications use to protect customer transaction data. If any compromise or breach were to occur, it could have a material adverse affect on our business, results of operation and financial condition.

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

The markets for our software products are characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. We continuously evaluate new technologies and implement into our products advanced technology. However, if in our product development efforts we fail to accurately address, in a timely manner, evolving industry standards, new technology advancements or important third-party interfaces or product architectures, sales of our products and services will suffer.

Market acceptance of new platforms and operating environments may require us to undergo the expense of developing and maintaining compatible product lines. We can license our software products for use with a variety of popular industry standard relational database management system platforms using different programming languages and underlying databases and architectures. There may be future or existing relational database platforms that achieve popularity in the marketplace and that may or may not be architecturally compatible with our software product design. In addition, the effort and expense of developing, testing, and maintaining software product lines will increase as more hardware platforms and operating systems achieve market acceptance within our target markets. Moreover, future or existing user interfaces that achieve popularity within the business application marketplace may or may not be architecturally compatible with our current software product design. If we do not achieve market acceptance of new user interfaces that we support, or adapt to popular new user interfaces that we do not support, our sales and revenue may be adversely affected. Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules, which could adversely affect revenue and results of operations.

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

Despite testing by us, our software programs, like all software programs generally, may contain a number of undetected errors or “bugs” when we first introduce them or as new versions are released. We do not discover some errors until we have installed the product and our customers have used it. Errors may result in the delay or loss of revenues, diversion of software engineering resources, material non-monetary concessions, negative media attention, or increased service or warranty costs as a result of performance or warranty claims could lead to customer dissatisfaction, resulting in litigation, damage to our reputation, and impaired demand for our products. Correcting bugs may result in increased costs and reduced acceptance of our software products in the marketplace. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:

•	vendor hardware platforms;

•	operating systems and updated versions;

•	application software products and updated versions; and

•	database management system platforms and updated versions.

Developing consistent software product performance characteristics across all of these combinations could place a significant strain on our development resources and software product release schedules.

Implementation of our products can be complex, time-consuming and expensive and customers may be unable to implement our products successfully and we may become subject to warranty or product liability claims, which could be costly to resolve and result in negative publicity.

Our products must integrate with the many existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. Our customers may be unable to implement our products successfully or otherwise achieve the benefits attributable to our products. Although we test each of our new products and product enhancement releases and evaluate and test the products we obtain through acquisitions before introducing them to the market, there may still be significant errors in existing or future releases of our software products, with the possible result that we may be required to expend significant resources in order to correct such errors or otherwise satisfy customer demands. In addition, defects in our products or difficulty integrating our products with our customers’ systems could result in delayed or lost revenues, warranty or other claims against us by customers or third parties, adverse customer reaction and negative publicity about us or our products and services or reduced acceptance of our products and services in the marketplace, any of which could have a material adverse effect on our business, results of operations and financial condition.

Failure to maintain our margins and service rates for implementation services could have a material adverse effect on our operating performance and financial condition.

A significant portion of our revenue is derived from implementation services. If we fail to scope our implementation projects correctly, our services margins may suffer. Implementation services are predominately billed on an hourly or daily basis (time and materials) and sometimes under fixed price contracts. Implementation services billed on an hourly or daily basis and we generally recognize revenue from those services as work is performed. If we are not able to maintain the current service rates for our time and materials implementation services, without corresponding cost reductions, or if the percentage of fixed price contracts increases and we underestimate the costs of our fixed price contracts, our operating performance may suffer. The rates we charge for our implementation services depend on a number of factors, including the following:

•	perceptions of our ability to add value through our implementation services;

•	complexity of services performed;

•	competition;

•	pricing policies of our competitors and of systems integrators;

•	the use of globally sourced, lower-cost service delivery capabilities within our industry; and

•	economic, political and market conditions.

An increase in sales of software products that require customization would result in revenue being recognized over the term of the contract for those products and could have a material adverse effect on our operating performance and financial condition.

Historically, we have been able to recognize software license revenue upon delivery of our solutions and contract execution. Recently, more of our customers and prospects have been asking for unique capabilities in addition to our core capabilities to give them a competitive edge in the market place. These instances could cause us to recognize more of our software license revenue on a contract accounting basis over the course of the delivery of the solution rather than upon delivery and contract execution. The period between initial contact and the completion of the implementation of our products can be lengthy and is subject to a number of factors (over many of which of which we have little or no control) that may cause significant delays. These factors include the size and complexity of the overall project. As a result, a shift toward a higher proportion of software license contracts requiring contract accounting would have a material adverse effect on our operating performance and financial condition and cause our operating results to vary significantly from quarter to quarter.

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

We may not receive significant revenues from our current research and development efforts for several years.

Developing and localizing software is expensive, and the investment in product development may involve a long payback cycle. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.

Our past and future acquisitions may not be successful and we may have difficulty integrating acquisitions.

We continually evaluate potential acquisitions of complementary businesses, products and technologies. We have in the past acquired and invested, and may continue to acquire or invest, in complementary companies, products and technologies, and enter into joint ventures and strategic alliances with other companies.

Acquisitions, joint ventures, strategic alliances, and investments present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction. Risks commonly encountered in such transactions include:

•	the risk that the acquired company or assets may not further our business strategy or that we paid more than the company or assets were worth;

•	the difficulty of assimilating the operations and retaining and motivating personnel of the combined companies;

•	the risk that we may not be able to integrate the acquired technologies or products with our current products and technologies;

•	the potential disruption of our ongoing business and the diversion of our management’s attention from other business concerns;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	adverse impact on our annual effective tax rate;

•	dilution of existing equity holders caused by capital stock issuances to the stockholders of acquired companies or stock option grants to retain employees of the acquired companies;

•	difficulty in maintaining controls, procedures and policies;

•	potential adverse impact on our relationships with partner companies or third-party providers of technology or products;

•	the impairment of relationships with employees and customers;

•	potential assumption of liabilities of our acquisition targets;

•	significant exit or impairment charges if products acquired in business combinations are unsuccessful; and

•	issues with product quality, product architecture, legal contingencies, product development issues, or other significant issues that may not be detected through our due diligence process.

Recent changes in the law require the use of the purchase method of accounting in all new business acquisitions. The purchase method of accounting for business combinations may require large write-offs of any in-process research and development costs related to companies being acquired, as well as ongoing amortization costs for other intangible assets valued in combinations of companies. In addition, we will need to periodically measure goodwill for impairment that may result in large future write-offs. Such write-offs and ongoing amortization charges may have a significant negative impact on operating margins and net earnings in the quarter of the combination and for several subsequent years. We may not be successful in overcoming these risks or any other problems encountered in connection with such transactions.

There may be an increase in customer bankruptcies due to weak economic conditions.

We have in the past and may in the future be impacted by customer bankruptcies that occur in periods subsequent to the software license sale. During weak economic conditions there is an increased risk that some of our customers will file bankruptcy. When our customers file bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in some of these instances be large due to extended payment terms for software license fees, and significant billings for consulting and implementation services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our ability to collect pre-petition amounts, and may force us to disgorge payments made during the 90-day preference period. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, in that the application of foreign bankruptcy laws may be more difficult to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.

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

The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in locations within the United States. The following factors, among others, could have an adverse impact on our business and earnings:

•	failure to properly comply with foreign laws and regulations applicable to our foreign activities including, without limitation, software localization requirements;

•	failure to properly comply with U.S. laws and regulations relating to the export of our products and services;

•	difficulties in managing foreign operations and appropriate levels of staffing;

•	longer collection cycles;

•	tariffs and other trade barriers;

•	seasonal reductions in business activities, particularly throughout Europe;

•	reduced protection for intellectual property rights in some countries;

•	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;

•	anti-American sentiment due to the war with Iraq and other American policies that may be unpopular in certain countries;

•	increasing political instability, adverse economic conditions and the potential for war or other hostilities in many of these countries;

•	difficulties in enforcing agreements through foreign legal systems;

•	fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency; and

•	changes in general economic and political conditions in countries where we operate.

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

We may choose to change our business practices or our earnings may be affected as a result of changes in the requirements relating to the accounting treatment of employee stock options.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the implementation of a new accounting principle.

We currently account for stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and accordingly, we only record compensation expense related to stock options if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. On December 16, 2004, the FASB published FASB Statement No. 123(R) “Share-Based Payment” (“FAS 123(R)”) which was to be effective for public companies in periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for FAS 123(R). The new rule allows companies to implement FAS 123(R) at the beginning of their next fiscal year instead of their next reporting period beginning after June 15, 2005. We will be required to implement FAS 123(R) beginning in the first quarter of fiscal 2007. Our earnings in fiscal 2007 could be significantly reduced as a result of changing our accounting policy in accordance with FAS 123(R). As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees or attract qualified candidates, and increase the cash compensation we pay to employees. Such a change could have a material effect on our operating performance.

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

Our Business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Securities and Exchange Commission and NASDAQ, have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to laws enacted recently by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

In particular, our efforts to comply with the Sarbanes-Oxley Act of 2002 and the related regulations regarding our internal controls over financial reporting have required, and continue to require, the commitment of significant financial and managerial resources. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

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

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	reduced investor confidence in equity markets, due in part to corporate collapses in recent years;

•	speculation in the press or analyst community;

•	wide fluctuations in stock prices, particularly with respect to the stock prices for other technology companies;

•	announcements of technological innovations by us or our competitors;

•	new products or the acquisition of significant customers by us or our competitors;

•	developments with respect to our copyrights or other proprietary rights or those of our competitors;

•	changes in interest rates;

•	changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors;

•	changes in recommendations or financial estimates by securities analysts who track our common stock or the stock of other software companies;

•	changes in management;

•	sales of common stock by our controlling stockholder, directors and executive officers;

•	rumors or dissemination of false or misleading information, particularly through Internet chat rooms, instant messaging, and other rapid-dissemination methods;

•	conditions and trends in the software industry generally;

•	the announcement of acquisitions or other significant transactions by us or our competitors;

•	adoption of new accounting standards affecting the software industry;

•	general market conditions;

•	domestic or international terrorism and other factors; and

•	the other factors described in this section.

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

We operated as a division of American Software, Inc. until we went public in 1997. Today, we are approximately 89% owned by American Software. We rely heavily on financial, accounting and management services provided by American Software. With few exceptions, American Software has no obligation to continue providing these services to us. Therefore, a reduction or discontinuation of services from American Software may adversely affect our business, operating results and financial condition.

Moreover, because we share financial and accounting personnel with American Software, competing demands on such personnel can in some circumstances cause us to experience delays in the performance of important financial and accounting functions. While we believe the sharing of such resources will not prevent these personnel from performing any critical functions in these important areas, the delays that may occur can adversely affect our business operations.

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

Our employee stock option plan includes a special limitation of the number of options that may be granted in order to ensure that American Software will continue to hold at least 80% of our common stock, even if all outstanding stock options were exercised. This limitation does not affect our ability to grant options at this time. However, this limitation has at times limited the number of stock options that we have been able to grant to existing employees and prospective employees, and that limitation may apply again in the future. American Software has on occasion supplemented our stock option grants with grants of stock options to our employees under its own stock option plans, but we cannot be sure that American Software will continue to do so in the future. If in the future we are not able to grant stock options to existing employees or to potential new hires, our ability to retain and recruit key employees may be impaired, which may have a material adverse effect on our business, operating results and financial condition.

The Company is a “controlled company” within the meaning of NASDAQ rules and, as a result, qualifies for, and relies on, exemptions from certain corporate governance requirements.

Because the Company is controlled by American Software, the Company is a “controlled company” within the meaning of the rules governing companies with stock quoted on The NASDAQ National Market. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and is exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors. The Company’s Board of Directors does have a majority of independent directors, and its compensation committee currently does consist entirely of independent directors. However, the Company Board is not required to have a nominating committee, and it has not chosen to establish a nominating committee. Accordingly, the procedures for approving significant corporate decisions for the Company are not subject to the same corporate governance requirements as non-controlled companies with stock quoted on The NASDAQ National Market.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency.    For the fiscal year ended April 30, 2005, we generated 11% of our revenues outside of the United States. We typically denominate our international sales in U.S. Dollars or British Pounds Sterling. However, we denominate our expenses associated with our international operations in local currencies. There was no material impact on our revenues or expenses from foreign currency fluctuations in fiscal 2005. In addition, a 10% movement in foreign currency rates would not have a material impact on our financial condition or results of operations.

Interest rates.    We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our senior management. These instruments are denominated in U.S. dollars. The fair market value of securities held at April 30, 2005 was approximately $24.7 million.

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

Item 8.    Consolidated Financial Statements and Supplementary Data

The following consolidated financial statements of Logility, Inc. and subsidiary are filed as part of this Form 10-K on the pages indicated:

LOGILITY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

April 30, 2005 and 2004

(in thousands, except share data)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$7,824	$10,467
Investments—current	16,899	20,364
Trade accounts receivable, less allowance for doubtful accounts of $230 at April 30, 2005 and $180 at April 30, 2004:
Billed	4,228	3,166
Unbilled	1,252	813
Prepaid expenses and other current assets	1,663	466

Total current assets	31,866	35,276
Investments—noncurrent	996	—
Furniture, equipment, and purchased software, net	472	230
Capitalized computer software development costs, less accumulated amortization	5,854	6,406
Goodwill	6,103	—
Other intangibles, net	2,138	—
Other assets	380	456

	$47,809	$42,368

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$352	$131
Accrued compensation and related costs	972	1,106
Other current liabilities	2,283	530
Deferred revenue	9,696	5,869
Due to American Software, Inc.	3,560	2,458

Total current liabilities	16,863	10,094

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 13,975,819 and 13,960,219 shares issued at April 30, 2005 and April 30, 2004, respectively	—	—
Additional paid-in capital	44,974	44,927
Accumulated deficit	(7,988)	(7,382)
Treasury stock, at cost—1,008,915 and 848,265 shares at April 30, 2005 and April 30, 2004, respectively	(6,040)	(5,271)

Total shareholders’ equity	30,946	32,274
Commitments and contingencies (notes 9 and 10)

	$47,809	$42,368

See accompanying notes to consolidated financial statements.

LOGILITY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30, 2005, 2004 and 2003

(In thousands, except per share data)

	2005	2004	2003
Revenues:
License	$6,717	$6,656	$8,002
Services and other	5,203	5,179	5,951
Maintenance	12,956	10,991	10,884

Total revenues	24,876	22,826	24,837

Cost of revenues:
License	3,965	4,054	3,904
Services and other	2,721	2,632	3,633
Maintenance	3,031	1,780	1,793
Write-down of capitalized computer software development costs	703	—	—

Total cost of revenues	10,420	8,466	9,330

Gross margin	14,456	14,360	15,507

Operating expenses:
Research and development	5,920	5,408	5,401
Less: Capitalizable software	(2,750)	(3,292)	(2,855)
Sales and marketing	8,046	7,239	7,690
General and administrative	3,715	3,157	3,367
Amortization of acquisition-related intangibles	204	—	—
Provision for doubtful accounts	197	45	180

Total operating expenses	15,332	12,557	13,783

Operating income (loss)	(876)	1,803	1,724
Investment impairment	(100)	(382)	—
Other income, net	397	285	562

Earnings (loss) before income taxes	(579)	1,706	2,286
Provision for income taxes	27	—	—

Net earnings (loss)	$(606)	$1,706	$2,286

Earnings (loss) per common share:
Basic	$(0.05)	$0.13	$0.17

Diluted	$(0.05)	$0.13	$0.17

Shares used in the calculation of earnings (loss) per common share:
Basic	13,009	13,120	13,185

Diluted	13,009	13,391	13,201

See accompanying notes to consolidated financial statements.

LOGILITY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended April 30, 2005, 2004 and 2003

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock		Total shareholders’ equity
	Shares	Amount			Shares	Amount
Balance at April 30, 2002	13,885,214	$—	$44,703	$(11,374)	663,107	$(4,546)	$28,783
Proceeds from exercise of stock options	5,625	—	9	—	—	—	9
Repurchase of common shares	—	—	—	—	82,858	(254)	(254)
Net earnings	—	—	—	2,286	—	—	2,286

Balance at April 30, 2003	13,890,839	—	44,712	(9,088)	745,965	(4,800)	30,824

Proceeds from exercise of stock options	69,380	—	215	—	—	—	215
Repurchase of common shares	—	—	—	—	102,300	(471)	(471)
Net earnings	—	—	—	1,706	—	—	1,706

Balance at April 30, 2004	13,960,219	—	44,927	(7,382)	848,265	(5,271)	32,274

Proceeds from exercise of stock options	15,600	—	47	—	—	—	47
Repurchase of common shares	—	—	—	—	160,650	(769)	(769)
Net loss	—	—	—	(606)	—	—	(606)

Balance at April 30, 2005	13,975,819	$—	$44,974	$(7,988)	1,008,915	$(6,040)	$30,946

See accompanying notes to consolidated financial statements.

LOGILITY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(606)	$1,706	$2,286
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,064	4,280	3,995
Investment impairment and write-down of capitalized computer software development costs	803	382	—
Bond amortization	242	356	62

(Increase) decrease in assets:
Accounts receivable, net	496	1,860	189
Prepaid expenses and other assets	(266)	(192)	230

Increase (decrease) in liabilities:
Accounts payable	221	79	(272)
Accrued liabilities	(234)	(1,487)	265
Deferred revenue	2,677	338	565
Due to American Software, Inc.	1,102	486	175

Net cash provided by operating activities	7,499	7,808	7,495

Cash flows from investing activities:
Additions to capitalized computer software development costs	(2,750)	(3,292)	(2,855)
Purchases of furniture, equipment, and computer software costs	(415)	(86)	(132)
Proceeds from maturities of investments	93,506	102,617	89,012
Purchases of investments	(91,279)	(104,897)	(92,123)
Purchase of Demand Management, Inc., net of cash acquired	(8,641)	—	—
Proceeds from sale of life insurance policy	159	—	—

Net cash used in investing activities	(9,420)	(5,658)	(6,098)

Cash flows from financing activities:
Proceeds from exercise of stock options	47	215	9
Repurchases of common stock	(769)	(471)	(254)

Net cash used in financing activities	(722)	(256)	(245)

Net change in cash and cash equivalents	(2,643)	1,894	1,152
Cash and cash equivalents at beginning of year	10,467	8,573	7,421

Cash and cash equivalents at end of year	$7,824	$10,467	$8,573

Supplemental disclosures:
Interest paid	$—	$—	$—
Income taxes paid	$30	$67	$48

See accompanying notes to consolidated financial statements.

LOGILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005, 2004, and 2003

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

The Company is headquartered in Atlanta, Georgia, and is an approximately 89%-owned subsidiary of American Software, Inc. (ASI). Prior to the contribution of the following operations by ASI to the Company, the Company’s operations consisted of the following: the Supply Chain Planning and WarehousePRO divisions of ASI; and Distribution Sciences Inc., a wholly owned subsidiary of ASI. Effective January 23, 1997, ASI formally contributed its Supply Chain Planning division to the Company. Effective August 1, 1997, ASI contributed its WarehousePRO division to the Company. Distribution Sciences, Inc. was merged into the Company on August 5, 1997. On September 30, 2004, Logility acquired certain assets and the distribution channel of privately-held Demand Management, Inc. (DMI), a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Logility, Inc., and its wholly owned subsidiary, DMI. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.

(c) Revenue Recognition and Deferred Revenue

The Company recognizes revenue in accordance with Statement of Position No. 97-2: Software Revenue Recognition, (SOP 97-2) and Statement of Position No. 98-9: Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, (SOP 98-9).

License.    License revenue in connection with license agreements for standard proprietary software is recognized upon delivery of the software, providing collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, the Company recognizes revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products net of royalties, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the Company 1) acts as principal in the transaction, 2) takes title to the products, 3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded gross.

LOGILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

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

Services.    Revenue derived from services primarily includes consulting, implementation, and training. Fees are billed under primarily time and materials arrangements and are recognized as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, (EITF No. 01-14), the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded to revenue and totaled approximately $485,000, $425,000 and $433,000 for 2005, 2004 and 2003, respectively.

Indirect Channel Revenue.    Revenues are recognized for sales made through indirect channels principally when the distributor makes the sale to an end-user, when the license fee is fixed or determinable, the license fee is nonrefundable, and all other conditions of SOP 97-2 and SOP 98-9 are met.

Deferred Revenue.    Deferred revenue represents advance payments or billings for software licenses, services, and maintenance billed in advance of the time revenue is recognized.

(d) Cost of Revenues

Cost of revenues for licenses includes amortization of capitalized computer software development costs, salaries and benefits and value added reseller (VAR) commissions. Costs for maintenance and services revenues include the cost of personnel to conduct implementations, customer support and consulting, and other personnel-related expenses as well as agent commission expenses related to maintenance revenues generated by the indirect channel.

(e) Cash Equivalents

Cash equivalents of $6.8 million and $10.1 million at April 30, 2005 and 2004, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all such investments to be cash equivalents.

(f) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short- and long-term investments and accounts receivable. The Company maintains cash and cash equivalents and short- and long-term investments with various financial institutions. The Company’s sales are primarily to companies located in North America and Europe. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from large companies under stated contract terms.

LOGILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

(g) Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at April 30, 2005 or 2004.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a sales allowance on services revenue, which are recorded to operations as a reduction to services revenue. The total amounts charged to operations were approximately $201,000, $45,000 and $180,000 for 2005, 2004 and 2003, respectively. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

(h) Investments

Investments consist of commercial paper, corporate bonds, and government securities. The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified its investment portfolio as “held-to-maturity,” and has accounted for these investments at amortized cost. Investments with original maturities less than one year are classified as short-term investments; and those with original maturities of greater than one year are classified as long-term investments. The long-term investments consist of debt instruments of U.S. government agencies and mature after one year through two years. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. No adjustment for unrealized holding gains or losses has been reflected in the Company’s financial statements.

(i) Furniture, Equipment, and Purchased Computer Software

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

(j) Capitalized Computer Software Development Costs

The Company capitalizes certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized computer software development costs are being amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over three years,

LOGILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the consolidated statements of operations.

Total Expenditures and Amortization.    Total expenditures for capitalized computer software development costs, total research and development expense, and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30,
	2005	2004	2003
	(in thousands)
Total capitalized computer software development costs	$2,750	$3,292	$2,855
Total research and development expense	3,170	2,116	2,546

Total research and development expense and capitalized computer software development costs	$5,920	$5,408	$5,401

Total amortization of capitalized computer software development costs	$2,600	$3,833	$3,398
Write-off capitalized computer software costs as a result of net realizable value analysis, net of accumulated amortization	$703	$—	$—

Capitalized computer software development costs consist of the following at April 30, 2005 and 2004 (in thousands):

	2005	2004
Capitalized computer software development costs	$18,382	$18,379
Accumulated amortization	(12,528)	(11,973)

	$5,854	$6,406

(k) Acquisition-Related Intangible Assets

Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definitive lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, three years, including the period being reported on. The other intangible assets are being amortized on a straight-line basis over a period of six years. Total amortization expense related to acquisition-related intangible assets was approximately $262,000 for 2005, of which $58,000 related to amortization of acquired software is included in cost of license revenues and $204,000 related to other intangible assets is included in operating expenses as amortization of acquisition-related intangibles in the accompanying consolidated statements of operations.

Acquisition-Related Intangible Assets consist of the following (in thousands):

	2005	2004
Acquired software	$300	$—
Contractual distributor relationships	1,000	—
Customer relationships	800	—
Trademarkes	300	—

	2,400	—
Accumulated amortization	(262)	—

	$2,138	$—

LOGILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

The Company expects amortization expense for the next five years to be as follows based on intangible assets as of April 30, 2005 (in thousands):

2006	$450
2007	450
2008	392
2009	350
2010	350
Thereafter	146

(l) Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company has adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Asset. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

(m) Income Taxes

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

(n) Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of capitalized computer software costs, goodwill, other intangibles and furniture, equipment, and purchased computer software; valuation allowances for receivables and deferred income tax assets; and obligations related to employee benefits. Actual results could differ from those estimates.

(o) Fair Value of Financial Instruments

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

LOGILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

(p) Stock Compensation Plan

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

	2005	2004	2003
Dividend yield	0%	0%	0%
Expected volatility	82.2%	103.9%	84.7%
Risk-free interest rate	4.2%	4.3%	3.3%
Expected life	6 Years	4 years	8 years

The following table illustrates the effect on net earnings (loss) if the fair-value based method had been applied in each period.

	Years ended April 30
	2005	2004	2003
	(In thousands, except per share data)
Net earnings (loss):
As reported	$(606)	$1,706	$2,286
Deduct stock-based compensation expense determined under the fair value method	(440)	(540)	(929)

Pro forma	$(1,046)	$1,166	$1,357

Basic and diluted net earnings (loss) per common share:
As reported	$(0.05)	$0.13	$0.17
Pro forma	(0.08)	0.09	0.10

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than May 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.

LOGILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will be adopting Statement 123(R) beginning May 1, 2006 and is currently in the process of evaluating which method will be adopted.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

(q) Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

(r) Impairment of Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates the carrying value of goodwill annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company performed its periodic review of its goodwill for impairment as of April 30, 2005 and did not identify any asset impairment as a result of the review.

LOGILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

(s) Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. No statements of comprehensive income have been included in the accompanying consolidated financial statements since comprehensive income (loss) and net earnings (loss) presented in the accompanying consolidated statements of operations would be the same.

(t) Earnings (Loss) per Common Share

Basic earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

The numerator in calculating both basic and diluted earnings per common share for each year is the same as net earnings (loss). The denominator is based on the following number of common shares:

	Year ended April 30,
	2005	2004	2003
	(in thousands)
Weighted average common shares outstanding used for basic	13,009	13,120	13,185
Dilutive effect of outstanding stock options	*	271	16

Total used for diluted*	13,009	13,391	13,201

*	Diluted weighted average common shares outstanding are not utilized in fiscal 2005 due to the anti-dilutive effect of the net loss.

For the years ended April 30, 2004, and 2003, options to purchase approximately 459,000 and 490,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the impact was antidilutive.

(u) Guarantees and Indemnifications

The Company accounts for guarantees in accordance with Financial Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a pro-rated refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and

LOGILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies , and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of April 30, 2005 or 2004.

The Company warrants to its customers that its software products will perform in all material respects in accordance with the standard published specifications in effect at the time of delivery of the licensed products to the customer generally for 90 days after delivery of the licensed products. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2005 or 2004.

(v) Industry Segment

The Company operates and manages its business in one operating segment, that being providing supply chain management software solutions to participants along the supply chain.

(2)	Investments

Investments, which are classified as held-to-maturity, consisted of the following at April 30, 2005 and 2004 (in thousands):

	2005			2004
	Carrying value	Fair value	Unrealized gain (loss)	Carrying value	Fair value	Unrealized gain (loss)
Commercial paper	$5,986	$5,988	$2	$6,995	$6,997	$2
Corporate bonds	3,876	3,866	(10)	3,916	3,905	(11)
Government securities	8,033	8,018	(15)	9,453	9,452	(1)

	$17,895	$17,872	$(23)	$20,364	$20,354	$(10)

(3)	Furniture, Equipment and Purchased Software

Furniture, equipment and purchased software consisted of the following at April 30, 2005 and 2004 (in thousands):

	2005	2004
Computer and communications equipment	$2,539	$2,394
Furniture and fixtures	672	429
Purchased computer software costs	1,492	1,468

	4,703	4,291
Accumulated depreciation and amortization	(4,231)	(4,061)

	$472	$230

LOGILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

(4)	Acquisition

On September 30, 2004, Logility acquired certain assets and the distribution channel of privately-held Demand Management, Inc. (“DMI”), a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand, for $9.5 million in cash, less working capital and cash on hand, for a net cash consideration of $8.6 million. We have included the results of operations from DMI in the accompanying consolidated financial statements effective October 1, 2004.

The following unaudited pro forma information presents our results of operations for the years ended April 30, 2005 and 2004 as if the acquisition had taken place at the beginning of 2004 (in thousands, except per share data):

	Twelve Months Ended April 30, 2005	Twelve Months Ended April 30, 2004
Total revenues	$30,639	$32,118
Net earnings (loss)	725	1,689
Net Earnings (loss) per common shares (basic)	0.06	0.13
Net Earnings (loss) per common shares (diluted)	0.05	0.13
Weighted average number of common share outstanding (basic)	13,009	13,120
Weighted average number of common share outstanding (diluted)	13,331	13,391

These pro forma results of operations include adjustments to the historical financial statements of the consolidated companies and have been prepared for comparative purposes only. Because our fiscal year ends on April 30, and DMI’s ends on December 31, timing differences exist in the twelve month periods reported; however, we believe these timing differences are not material, as DMI’s operating results have historically been consistent quarter to quarter. For DMI, we have used the twelve month period from April 1—March 31. These pro forma results exclude the post-acquisition fair value adjustment made to deferred revenue from the date of acquisition as described below, and do not purport to be indicative of our actual results of operations had the acquisition occurred at the beginning of 2004 or which may occur in the future.

In accordance with SFAS No. 141, “Business Combinations,” we have accounted for the acquisition under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent management’s estimates of current fair values. We allocated the total purchase price to the net tangible assets and intangible assets acquired based on management’s estimates fair value at the date of acquisition. We based the allocation of the total purchase price to the acquired technology and other intangible assets, including trade names and maintenance contracts, on such estimates. The estimating process included analyses based on income, cost, and market approaches. We allocated $6.1 million of the total purchase price to goodwill, which is deductible for income tax purposes.

The calculation of the total purchase price was as follows (in thousands):

Tangible Net Book Value	$805
Business Restructuring	(309)
Acquisition Expenses	(358)
Intangible Asset to be Amortized	2,400
Goodwill	6,103

Net Cash Outlay	8,641
Working Capital Adjustment	640
Closing Cash	219

Total Purchase Price	$9,500

LOGILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

The following allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of September 30, 2004 (in thousands):

Accounts receivable	$1,997
Deferred sales commissions	780
Prepaid expenses and other current assets	156
Property and equipment	26
Other non-current assets	179
Intangible assets(1)	2,400
Goodwill	6,103
Accounts payable	(1,043)
Accrued expenses and other current liabilities	(807)
Deferred revenue	(1,150)

Total Cash Outlay	8,641
Cash and cash equivalents	219
Working capital adjustment	640

Total Purchase Price	$9,500

(1)	Includes $1 million for contractual distributor relationships, $800,000 for customer relationships, and $300,000 for trademarks, all of which are subject to straight-line amortization over a period of six years. Also includes $300,000 for current technology, which is subject to straight-line amortization over a period of three years.

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

During the quarter ended April 30, 2005, management reviewed the purchase accounting related to the DMI acquisition and made adjustments based on the final working capital adjustment and acquisition expenses. The result of these adjustments was a reduction to goodwill of approximately $138,000. Management believes that the purchase accounting related to this acquisition will be finalized by the end of the second fiscal quarter of fiscal year 2006. The primary outstanding issue is related to contingent liabilities, which totaled approximately $294,000 as of April 30, 2005.

LOGILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

(5)	Income Taxes

Income tax expense consisted of the following:

	Year ended April 30,
	2005	2004	2003
	(in thousands)
Current:
Federal	—	—	—
State	6	—	—

	6	—	—

Deferred:
Federal	18	—	—
State	3	—	—

	21	—	—

	27	—	—

The Company’s effective tax rate differs from the “expected” income tax expense (benefit) calculated by applying the Federal statutory rate of 34% to earnings (loss) before income taxes as follows:

	Year ended April 30,
	2005	2004	2003
	(in thousands)
Computed “expected” income tax expense (benefit)	$(197)	$580	$777
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	(55)	64	93
Difference between estimated amounts recorded and actual liabilities resulting from the filing of prior year’s tax return	(164)
Current period permanent items	(46)
Change in the valuation allowance for deferred tax assets	586	(584)	(891)
Timing differences related to the DMI acquisition	(105)	—	—
Other, net	8	(60)	21

	$27	$—	$—

The significant components of deferred income tax expense attributable to earnings before income taxes for the years ended April 30, 2005, 2004 and 2003 were as follows:

	Year ended April 30,
	2005	2004	2003
	(in thousands)
Deferred income tax expense (benefit)	$(565)	$584	$891
Increase/(decrease) in the valuation allowance for deferred tax assets	586	(584)	(891)

	$21	$—	$—

LOGILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities computed on a separate return basis at April 30, 2005 and 2004 are presented as follows:

	April 30,
	2005	2004
	(in thousands)
Deferred income tax assets:
Compensated absences and other expenses, due to accrual for financial reporting purposes	$418	$238
Accounts receivable, due to allowance for doubtful accounts	55	69
Alternative minimum tax credit carryforwards	57	57
Furniture, equipment and purchased software depreciation	63	122
Net operating loss carryforwards	6,002	5,745

Total gross deferred income tax assets	6,595	6,231
Valuation allowance	(4,364)	(3,778)

Net deferred income tax assets	2,231	2,453

Deferred income tax liabilities:
Capitalized computer software development costs	2,223	2,433
Other	29	20

Total gross deferred income tax liabilities	2,252	2,453

Net deferred income tax assets (liabilities)	$(21)	$—

In accordance with the Company’s Tax Sharing Agreement with ASI, the Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. However, all benefits derived from deferred tax assets, as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards), that arose prior to the initial public offering (originally in the amount of $5,768,000, of which $1,333,000 was used in 1998) were allocated to ASI. Accordingly, the Company will not receive any economic benefit from the $4,435,000 of contributed gross deferred tax assets, of which approximately $3,983,000 relate to pre-IPO NOLs that still remain as of April 30, 2005. Also, the Company has generated approximately $2,019,000 of net operating loss carryforwards (tax-effected) since the initial public offering which, under the terms of the Tax Sharing Agreement, can be used by the Company to avoid making a payment to ASI. Of the $2,019,000 of net operating loss carryforwards, approximately $350,000 relates to deductions from the exercise of stock options. The income tax benefit when this portion of NOL is realized will be credited to additional paid-in-capital. In accordance with FAS 109, these stock option NOLs will be the last to be utilized. To the extent the tax computation produces a tax benefit for the Company subsequent to the initial public offering; ASI will be required to pay such amounts to the Company only if and when realized by ASI by a reduction in income taxes payable with respect to the current tax period. At April 30, 2005, ASI had substantial net operating loss carryforwards, which must be utilized by ASI before the Company would receive payment for any currently generated tax benefits. Such net operating losses expire in varying amounts through 2022.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax

LOGILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

liabilities, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at April 30, 2005 and 2004.

(6)	Stockholders’ Equity

(a) Stock Compensation

Prior to August 7, 1997, the Company had not issued any stock options; however, certain employees of the Company received stock options of ASI. Effective August 7, 1997, the Company adopted the Logility, Inc. 1997 Stock Plan (Stock Plan). The Stock Plan provides for grants of incentive stock options and nonqualified stock options to certain key employees and directors of the Company. The Stock Plan also allows for stock appreciation rights in lieu of or in addition to stock options. Options to purchase a maximum of 1,200,000 shares of common stock and a maximum of 300,000 units of Stock Appreciation Rights (SARs), as defined, may be granted under the Stock Plan. Existing options generally vest over a four-year period. The terms of existing options generally are for ten years. There have been no SARs granted to date. In March 2005, the Board amended the stock option grant form for future grants to provide for a six year grant life and a five year vesting period.

The Stock Plan further limits stock option grants by providing that the number of outstanding option shares, when added to the outstanding shares held by shareholders other than American Software, may not exceed 20% of the issued and outstanding shares, if it were assumed that all of the stock options were exercised. As of April 30, 2005, the number of additional option shares that the Company could grant was not affected by the limitation described above.

A summary of the status of the Company’s Stock Plan as of April 30, 2005, 2004, and 2003 and changes during the years then ended are presented below:

	Shares	Weighted average price
Outstanding at April 30, 2002	781,422	$3.85
Granted	79,000	2.56
Exercised	(5,625)	1.69
Forfeited/canceled	(75,752)	4.78

Outstanding at April 30, 2003	779,045	3.65

Granted	17,200	4.67
Exercised	(69,380)	3.10
Forfeited/canceled	(15,266)	3.90

Outstanding at April 30, 2004	711,599	3.72

Granted	175,000	4.02
Exercised	(15,600)	3.01
Forfeited/canceled	(7,776)	3.36

Outstanding at April 30, 2005	863,223	$3.79

Options exercisable at April 30, 2005	635,571	$3.83

Weighted average fair value of options granted during:
2005		$2.92
2004		3.35
2003		2.09

LOGILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

The following table summarizes information about fixed stock options outstanding at April 30, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at April 30, 2005	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at April 30, 2005	Weighted average exercise price
$ 1.63— 3.25	379,108	4.9	$2.74	333,606	$2.75
3.26— 4.88	424,325	6.7	3.91	242,325	3.89
4.89— 6.50	6,200	8.8	4.93	6,050	4.93
6.51— 8.13	25,000	4.6	7.30	25,000	7.30
8.14—11.38	12,795	4.3	10.22	12,795	10.22
11.39—13.00	2,000	2.8	11.63	2,000	11.63
13.01—14.63	6,795	2.4	14.50	6,795	14.50
$14.64—16.25	7,000	3.5	15.61	7,000	15.61

	863,223	5.8	$3.79	635,571	$3.83

(b) Employee Stock Purchase Plan

In November 1998, the Company adopted an Employee Stock Purchase Plan (the Purchase Plan) that offered employees the right to purchase shares of its common stock at 85% of the market price, as defined, pursuant to the Purchase Plan. This plan was terminated on October 31, 2003. Shares purchased on the open market on behalf of employee participants under the Purchase Plan were 0, 4,594 and 22,462 during the years ended April 30, 2005, 2004, and 2003, respectively.

(c) Stock Repurchases

In February 2003, the Company’s Board of Directors amended an existing stock repurchase program to authorize the repurchase of up to an additional 400,000 shares of the Company’s common stock for a total authorized repurchase amount of up to 1,550,000 shares. The Company had repurchased 1,008,915 shares of its common stock for $6,040,000 as of April 30, 2005.

(7)	International Revenue and Significant Customer

International revenues were approximately $2.8 million or 11% of total revenues, $1.8 million or 8% of total revenues and $3.1 million or 12% of total revenues for the years ended April 30, 2005, 2004, and 2003, respectively, and were derived primarily from customers in Europe.

No individual customer accounted for more than 10% of revenue for the years ended April 30, 2005, 2004, or 2003.

(8)	Investment Impairment

In 2005 and 2004, we recorded $100,000 and $382,000 of investment impairment charges related to a minority investment. The impairment charge adjusted the carrying value of the investment to its estimated fair market value due to an other than temporary impairment having occurred. The remaining carrying amount as of April 30, 2005 and 2004 was $281,000 and $381,000, respectively, and is recorded in other non-current assets.

LOGILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

(9)	Commitments and Contingencies

(a) 401(k) Profit Sharing Plan

The employees of the Company are offered the opportunity to participate in the American Software, Inc. 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 60% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2005, 2004, or 2003.

Effective January 1, 2002, ASI amended the 401(k) Plan to discontinue the Company’s matching contributions. The 401(k) Plan was further amended to allow the Company to make a discretionary matching contribution at a rate to be determined by the Company. No discretionary matching contributions have been made subsequent to January 1, 2002.

(b) Lease Commitments

The Company occupies its principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note 10). Amounts allocated to the Company for rent expense for these facilities were $410,000, $454,000, and $469,000 for the years ended April 30, 2005, 2004, and 2003, respectively. In addition, the Company has various other operating leases. Rent expense under these facility leases was $530,000, $477,000, and $478,000 for the years ended April 30, 2005, 2004, and 2003, respectively.

Future minimum lease payments under non-cancelable operating leases (excluding cancelable leases with ASI) are as follows (in thousands):

Year ended April 30:
2006	$397
2007	306
2008	274
2009	233
2010	235
Thereafter	39

$1,484

(c) Contingencies

The Company more often than not indemnifies its customers against damages and costs resulting from claims of patent, copyright, or trademark infringement associated with use of the Company’s products. The Company has historically not made any payments under such indemnifications. However, the Company continues to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the indemnifications when those losses are estimable. In addition, the Company warrants to customers that the Company’s products operate substantially in accordance with the software product’s specifications. Historically, no costs have been incurred related to software product warranties and none are expected in the future, and as such no accruals for software product warranty costs have been made. Additionally, the Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

LOGILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

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

Services Agreement—Commencing August 1, 1997, the Company began purchasing (or selling) various services from (to) ASI based upon various cost methodologies as described below:

Service	Cost methodology	Expense for the year ended April 30, 2005	Expense for the year ended April 30, 2004	Expense for the year ended April 30, 2003
• General corporate services, including accounting, insurance expense, and employee benefits services	Apportioned based on formula to all ASI subsidiaries	$1,088,000	1,025,000	1,138,000

• Professional services to customers on behalf of the Company (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	97,000	67,000	52,000

Facilities Agreement—The Company leases various properties from ASI for specified square foot rates. The stated term of the agreement was for two years and is renewed automatically thereafter for successive one- year terms; however, it may be terminated by either party after a 90-day notice. Also included in these costs are utilities, telephone, and security expenses.		410,000	454,000	469,000

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

		Not applicable	Not applicable	Not applicable

Marketing License Agreement—The Company previously utilized ASI as a nonexclusive marketing representative for licensing of its products and paid ASI 30% (50% for certain international licenses) of net license fees for its services. This agreement expired August 1, 2003 and was not renewed.		—	—	102,000

LOGILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005, 2004, and 2003

(11) Financial	Statements and Supplementary Data (Unaudited)

The following schedule represents results for each quarter in the years ended April 30, 2005 and 2004 (in thousands, except per share amounts):

	Total Revenues	Operating Income (Loss)	Net Earnings (Loss)	Diluted net Earnings (Loss) per share
Quarter ended:
July 31, 2004	$5,431	$266	$377	$0.03
October 31, 2004	4,831	(544)	(528)	(0.04)
January 31, 2005	7,115	(224)	(174)	(0.01)
April 30, 2005	7,499	(374)	(281)	(0.02)

Year ended April 30, 2005	$24,876	$(876)	$(606)	$(0.05)*

Quarter ended:
July 31, 2003	$5,362	$324	$370	$0.03
October 31, 2003	5,167	157	221	0.02
January 31, 2004	6,514	944	1,053	0.08
April 30, 2004	5,783	378	62	0.00

Year ended April 30, 2004	$22,826	$1,803	$1,706	$0.13

*	Quarterly amounts do not sum to full year total due to rounding

(12) Subsequent	Events

On June 27, 2005, Logility Inc. purchased 247,189 shares of its common stock for approximately $1.5 million. There are approximately 269,000 shares remaining under current board authorization for repurchase. The buy-back represented approximately 16 percent of the shares held by non-affiliates of the Company, which is now approximately 89% owned by American Software.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Logility, Inc.:

We have audited the accompanying consolidated balance sheets of Logility, Inc. and Subsidiary as of April 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Logility, Inc. and Subsidiary as of April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2005 in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Atlanta, Georgia

August 8, 2005

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2005. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as a result of the material weaknesses in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of April 30, 2005.

We believe our financial statements fairly present in all material respects our financial position, results of operations and cash in our annual report on Form 10-K. The unqualified opinion of our independent registered public accounting firm on our financial statements for the years ended April 30, 2005 and 2004 is included in Part IV, Item 15 of this Form 10-K. Our management has identified material weaknesses in the Company’s internal control over financial reporting as of April 30, 2005, as described below. A material weakness is a significant deficiency or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.

Software Revenue Recognition.    As of April 30, 2005, we did not maintain adequate review procedures to ensure that multiple-element software arrangements were accounted for in accordance with generally accepted accounting principles. Specifically, the Company did not have 1) adequate levels of review by knowledgeable persons to identify and resolve software revenue recognition issues and 2) adequate policies and procedures to identify and resolve the accounting for non-standard terms and conditions in software contracts.

Accounting for Income Taxes.    As of April 30, 2005 the Company’s income tax accounting policies and procedures did not provide effective supervisory review of income tax accounting amounts and analyses, and the related recordkeeping activities.

Remediation Steps to Address Material Weaknesses

We are improving our internal controls over these areas and our disclosure controls and procedures beginning in the first two quarters of fiscal 2006 by:

Revenue recognition

•	Enhancing the levels of review in and formalizing processes, procedures and documentation standards relating to revenue recognition

•	Promoting the use of standard terms and conditions and the use of review templates to help ensure accuracy

•	Carrying out additional training of accounting personnel as it relates to revenue recognition standards

•	Increasing the number of experienced accounting personnel to implement additional internal review to identify non-standard transactions and defer processing until the appropriate review is conducted

Accounting for income taxes

•	Enhancing the levels of review in and accelerating the timing of the preparation of the quarterly and annual income tax provision

•	Formalizing processes, procedures and documentation standards relating to accounting for income taxes

•	Engaged a regional public accounting firm to further assist the Company in its preparation of the quarterly and annual income tax provision

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter within the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Additionally, as described above, the Company has implemented, following the end of the fiscal year to which this report relates, certain changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The directors and executive officers of Logility are as follows:

Name	Age	Position
J. Michael Edenfield	47	Chief Executive Officer, President and Director
James C. Edenfield	70	Chairman of the Board of Directors
Frederick E. Cooper	63	Director
Parker H. Petit	65	Director
Dr. John A. White	65	Director
Vincent C. Klinges	42	Chief Financial Officer
H. Allan Dow	41	Executive Vice President, Worldwide Sales and Marketing
Donald L. Thomas	58	Vice President, Customer Service

Directors are divided into three classes, with staggered three-year terms. Information regarding the directors of the Company, including their ages, their principal occupations for at least the past five years, other public company directorships held by them and the year each was first elected as a director of the Company, are set forth under the caption “Election of Directors” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and holders of more than 10% of our Common Stock are required under regulations promulgated by the Commission to furnish us with copies of all Section 16(a) forms they file. Based upon a review by the Company of filings made under Section 16(a) of the Exchange Act and representations from its directors and officers, all of the reports required to be filed during fiscal 2005 were filed on a timely basis.

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

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either Logility or American Software elects not to renew its term by giving proper notice. We will indemnify American Software against any damages that American Software may incur in connection with its performance of services under the Services Agreement (other than those arising from American Software’s gross negligence or willful misconduct), and American Software will indemnify us against any damages arising out of American Software’s gross negligence or willful misconduct in connection with its rendering of services under the Services Agreement. For the fiscal years ended April 30, 2005, 2004 and 2003, the amounts paid by us to American Software pursuant to this agreement were $1.2 million, $1.1 million and $1.2 million, respectively.

Facilities Agreement

American Software and Logility have entered into a Facilities Agreement (the “Facilities Agreement”), which provides that we may occupy space located in certain facilities owned or leased by American Software (or subsidiaries of American Software). The Facilities Agreement had an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term. The Facilities Agreement may be terminated upon 30 days’ written notice by us for any reason with respect to any particular facility. Our leasing of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software. For the fiscal years ended April 30, 2005, 2004 and 2003, the amounts paid by us to American Software pursuant to this agreement were $410,000, $454,000 and $469,000, respectively. Included in these amounts are lease expense, utilities expense, telephone expense, and security expense.

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

Marketing License Agreement

American Software USA, Inc. (“USA”), a wholly-owned subsidiary of American Software, and Logility had previously entered into a Marketing License Agreement (the “Marketing License Agreement”) pursuant to which USA agreed to act as a non-exclusive marketing representative of Logility for the solicitation of license agreements relating to the Logility Voyager Solutions product line. The Marketing License Agreement ended August 1, 2003, and was not renewed. No payments were made under this agreement for fiscal year 2005 and 2004. In fiscal 2003, the services related to this agreement and a predecessor agreement were valued at $102,000.

Item 14.    Principal Accountant Fees and Services

This information is set forth under the caption “Independent Registered Public Accountants—Audit Fees and All Other Fees” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

1.    Financial statement schedule included in Part IV of this Form:

Page
Report of Independent Registered Public Accounting Firm	78
Schedule II—Valuation and Qualifying Accounts—for the three years ended April 30, 2005	79

All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes. A list of other financial statements included in this Report is set forth in Item 8.

2.    Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.1	Logility’s Amended and Restated Articles of Incorporation, and amendments included as Exhibit 3.1 to Logility’s Registration Statement No. 333-33385 on Form S-1 (the “S-1 Registration Statement”) and incorporated herein by this reference.

3.2	Logility’s Amended and Restated By-Laws, included as Exhibit 3.1 to the S-1 Registration Statement and incorporated herein by this reference.

10.1	1997 Stock Plan, Amended and Restated as of August 26, 1998, included as Exhibit 4.1 to Logility’s Form S-8 Registration Statement No. 333-62531 and incorporated herein by this reference.

10.2	Subsidiary Formation Agreement among Logility, American Software, and certain subsidiaries of American Software, as amended, included as Exhibit 10.3 to the S-1 Registration Statement, and incorporated herein by this reference.

10.3	Merger Agreement between Logility and Distribution Sciences, Inc., included as Exhibit 10.4 to the S-1 Registration Statement, and incorporated herein by this reference.

10.4	Services Agreement between Logility and American Software, included as Exhibit 10.5 to the S-1 Registration Statement, and incorporated herein by this reference.

10.5	Facilities Agreement between Logility and American Software, included as Exhibit 10.6 to the S-1 Registration Statement, and incorporated herein by this reference.

10.6	Tax Sharing Agreement between Logility and American Software, included as Exhibit 10.7 to the S-1 Registration Statement, and incorporated herein by this reference.

10.7	Stock Option Agreement between Logility and American Software, included as Exhibit 10.8 to the S-1 Registration Statement, and incorporated herein by this reference.

10.8	Technology License Agreement between Logility and American Software, as amended, included as Exhibit 10.9 to the S-1 Registration Statement, and incorporated herein by this reference.

10.9	Asset Purchase Agreement dated as of September 30, 2004 by and among Demand Management, Inc., a Georgia corporation, as purchaser; Demand Management, Inc., a Missouri corporation, as Seller; and the shareholders, included as Exhibit 10.1 to Form 10-Q of Logility for the Quarter ended October 31, 2004, and incorporated herein by this reference.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Logility, Inc.:

Under date of August 8, 2005, we reported on the consolidated balance sheets of Logility, Inc. and Subsidiary as of April 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2005, which are included in the April 30, 2005 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Atlanta, Georgia

August 8, 2005

Schedule II

LOGILITY, INC. AND SUBSIDIARY

Consolidated Valuation Accounts

Years ended April 30, 2005, 2004, and 2003

(In thousands)

Allowance for Doubtful Accounts

	Balance at beginning of year	Additions charged to expense	Other additions(1)	Deductions(2)	Balance at end of year
Years ended:
April 30, 2005	$180	197	202	349	230
April 30, 2004	189	45	6	60	180
April 30, 2003	326	180	—	317	189

(1)	Recovery of previously written-off amounts and beginning balance from DMI acquisition.
(2)	Write-off of uncollectible accounts.

Deferred Income Tax Valuation Allowance

	Balance at beginning of year	Additions charged to expense	Other additions	Deductions	Balance at end of year
Years ended:
April 30, 2005	$3,778	21	565	—	4,364
April 30, 2004	4,362	—	—	584	3,778
April 30, 2003	5,253	—	—	891	4,362

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGILITY, INC.

By:	J. MICHAEL EDENFIELD
J. Michael Edenfield Chief Executive Officer

Date: August 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. MICHAEL EDENFIELD J. Michael Edenfield	President, Chief Executive Officer	August 8, 2005

/s/ JAMES C. EDENFIELD James C. Edenfield	Chairman of the Board of Directors	August 8, 2005

/s/ FREDERICK E. COOPER Frederick E. Cooper	Director	August 8, 2005

/s/ PARKER H. PETIT Parker H. Petit	Director	August 8, 2005

/s/ DR. JOHN A. WHITE Dr. John A. White	Director	August 8, 2005

/s/ VINCENT C. KLINGES Vincent C. Klinges	Chief Financial Officer	August 5, 2005

/s/ MICHAEL R. DOWLING Michael R. Dowling	Controller and Principal Accounting Officer	August 5, 2005