Form 10-Q
period 2005-07-31
LOGILITY INC
filed 2005-09-14
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at September 13, 2005
Common Stock, no par value	12,737,716 Shares

LOGILITY, INC. AND SUBSIDIARY

Form 10-Q

Quarter Ended July 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Logility, Inc. and Subsidiary

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	July 31, 2005	April 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5,472	$7,824
Investments – current	17,931	16,899
Trade accounts receivable, less allowance for doubtful accounts of $134 at July 31, 2005 and $230 at April 30, 2005:
Billed	4,822	4,228
Unbilled	1,315	1,252
Prepaid expenses and other current assets	1,527	1,663

Total current assets	31,067	31,866

Investments – noncurrent	996	996
Furniture, equipment, and purchased software, net	480	472
Capitalized computer software development costs, less accumulated amortization	5,996	5,854
Goodwill	6,103	6,103
Other intangibles, net	2,025	2,138
Other assets	380	380

	$47,047	$47,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162	$352
Accrued compensation and related costs	701	972
Other current liabilities	2,475	2,283
Deferred revenue	9,501	9,696
Due to American Software, Inc.	3,898	3,560

Total current liabilities	16,737	16,863

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 14,016,670 and 13,975,819 shares issued at July 31, 2005 and April 30, 2005, respectively	—	—
Additional paid-in capital	45,103	44,974
Accumulated deficit	(7,119)	(7,988)
Treasury stock, at cost – 1,281,104 and 1,008,915 shares at July 31, 2005 and April 30, 2005, respectively	(7,674)	(6,040)

Total shareholders’ equity	30,310	30,946

	$47,047	$47,809

See accompanying notes to condensed consolidated financial statements - unaudited.

Item 1. Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Earnings (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended July 31,
	2005	2004
Revenues:
License	$2,436	$1,414
Services and other	1,447	1,260
Maintenance	4,020	2,757

Total revenues	7,903	5,431

Cost of revenues:
License	1,005	860
Services and other	872	662
Maintenance	927	440

Total cost of revenues	2,804	1,962

Gross margin	5,099	3,469

Operating expenses:
Research and development	1,655	1,331
Less: Capitalizable software	(617)	(670)
Sales and marketing	2,187	1,857
General and administrative	1,028	685
Amortization of acquisition-related intangibles	87	—

Total operating expenses	4,340	3,203

Operating income	759	266

Other income, net	143	111

Earnings before income taxes	902	377

Provision for income taxes	33	—

Net earnings	$869	$377

Earnings per common share:
Basic	$0.07	$0.03

Diluted	$0.07	$0.03

Shares used in the calculation of earnings per common share:
Basic	12,874	13,092
Diluted	13,280	13,298

See accompanying notes to condensed consolidated financial statements - unaudited.

Item 1. Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended July 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$869	$377
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	643	810
Bond amortization	(32)	70
(Increase) decrease in assets:
Accounts receivable, net	(657)	961
Prepaid expenses and other assets	136	43
Increase (decrease) in liabilities:
Accounts payable, accrued costs and other current liabilities	(269)	(360)
Deferred revenue	(195)	(305)
Due to American Software, Inc.	338	14

Net cash provided by operating activities	833	1,610

Cash flows from investing activities:
Additions to capitalized computer software development costs	(617)	(670)
Purchases of furniture, equipment, and computer software costs	(63)	(60)
Proceeds from maturities of investments	27,373	22,990
Purchases of investments	(28,373)	(23,178)

Net cash used in investing activities	(1,680)	(918)

Cash flows from financing activities:
Proceeds from exercise of stock options	129	2
Repurchases of common stock	(1,634)	(167)

Net cash used in financing activities	(1,505)	(165)

Net change in cash and cash equivalents	(2,352)	527

Cash and cash equivalents at beginning of period	7,824	10,467

Cash and cash equivalents at end of period	$5,472	$10,994

See accompanying notes to condensed consolidated financial statements - unaudited.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited

July 31, 2005

A. Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. You should review these financial statements in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005, as filed with the SEC. The financial information we present in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period.

We are an approximately 89% owned subsidiary of American Software, Inc., a publicly held provider of enterprise resource planning and supply chain management software solutions (NASDAQ – AMSAE).

B. Principles of Consolidation

The condensed consolidated financial statements include the accounts of Logility, Inc., and its wholly owned subsidiary, DMI. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.

C. Industry Segments

We have adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in one segment, providing business-to-business collaborative commerce solutions to optimize supply chain operations for manufacturers, distributors and retailers.

D. Comprehensive Income

We have adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. We have not included statements of comprehensive income in the accompanying condensed consolidated financial statements since comprehensive income and net earnings presented in the accompanying condensed consolidated statements of operations would be substantially the same.

E. Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position No. 97-2: Software Revenue Recognition, (SOP 97-2) and Statement of Position No. 98-9: Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, (SOP 98-9).

License. License revenue in connection with license agreements for standard proprietary software is recognized upon delivery of the software, providing collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, the

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited (continued)

July 31, 2005

Company recognizes revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products net of royalties, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the Company 1) acts as principal in the transaction, 2) takes title to the products, 3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded on a gross basis.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. Fees are billed under primarily time and materials arrangements and are recognized as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, (EITF No. 01-14), the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenues in the consolidated statements of operations under services and other.

Indirect Channel Revenue. We recognize revenues for sales we make through indirect channels principally when the distributor makes the sale to an end-user, when the license fee is fixed or determinable, the license fee is nonrefundable, and all other conditions of SOP 97-2 and SOP 98-9 are met.

Deferred Revenue. Deferred revenue represents advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenue.

F. Major Customer

No single customer accounted for more than 10% of our total revenues in the quarters ended July 31, 2005 or July 31, 2004.

G. Earnings per Common Share

Basic earnings per common share available to common shareholders are based on the weighted-average number of common shares outstanding. Diluted earnings per common share available to common shareholders are based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited (continued)

July 31, 2005

The numerator in calculating both basic and diluted earnings per common share for each period is the same as net earnings. The denominator is based on the following number of common shares:

	Three Months ended July 31,
	2005	2004
	(in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding	12,874	13,092

Dilutive effect of outstanding stock options	406	206

Total	13,280	13,298

Net earnings:	$869	$377

Net earnings per common share:
Basic	$0.07	$0.03

Diluted	$0.07	$0.03

For the three months ended July 31, 2005, we excluded options to purchase 56,590 shares of common stock from the computation of diluted earnings per share, and for the three months ended July 31, 2004, we excluded options to purchase 144,690 shares of common stock from that computation. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of July 31, 2005, we had a total of 824,472 options outstanding and as of July 31, 2004, we had a total of 883,811 options outstanding.

H. Acquisition

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

The following unaudited pro forma information presents our results of operations for the fiscal quarter ended July 31, 2004 as if the acquisition had taken place at May 1, 2004 (in thousands, except per share data):

Three Months Ended July 31, 2004
Total revenues	7,777
Net earnings	365
Net earnings per common share (basic)	0.03
Net earnings per common share (diluted)	0.03
Weighted average number of comon shares outstanding (basic)	13,092
Weighted average number of comon shares outstanding (dilluted)	13,298

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited (continued)

July 31, 2005

These pro forma results of operations include adjustments to the historical financial statements of the consolidated companies and have been prepared for comparative purposes only. These pro forma results do not purport to be indicative of our actual results of operations had the acquisition occurred at May 1, 2004 or which may occur in the future.

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

The following allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of September 30, 2004 (in thousands):

Accounts receivable	$1,997
Deferred sales commissions	780
Prepaid expenses and other current assets	156
Property and equipment	26
Other non-current assets	179
Intangible assets[1]	2,400
Goodwill	6,103
Accounts payable	(1,043)
Accrued expenses and other current liabilities	(807)
Deferred revenue	(1,150)

Total Cash Outlay	8,641
Cash and cash equivalents	219
Working capital adjustment	640

Total Purchase Price	$9,500

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited (continued)

July 31, 2005

[1]	Includes $1 million for contractual distributor relationships, $800,000 for customer relationships, and $300,000 for trademarks, all of which are subject to straight-line amortization over a period of six years. Also includes $300,000 for current technology, which is subject to straight-line amortization over a period of three years.

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

Management believes that the purchase accounting related to this acquisition will be finalized by the end of the second fiscal quarter of fiscal year 2006. The primary outstanding issue is related to contingent liabilities, which totaled approximately $294,000 as of July 31, 2005.

I. Stock Compensation Plans

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

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited (continued)

July 31, 2005

The following table illustrates the pro forma effect on net earnings if we had applied the fair-value-based method in each period:

	Three months ended July 31,
	2005	2004
	(In thousands, except per share data)
Net earnings as reported	$869	$377
Less total stock-based compensation expense determined under fair value based method for all awards	(114)	(76)

Pro forma net earnings	$755	$301

Basic earnings per share:
As reported	$0.07	$0.03
Pro forma	$0.06	$0.02

Diluted earnings per share:
As reported	$0.07	$0.03
Pro forma	$0.06	$0.02

J. Agreements with American Software, Inc. (“ASI”)

We have entered into certain contractual arrangements with ASI, as described below. Because ASI owns a majority of our shares, the terms of these agreements do not reflect arm’s length negotiation. However, management believes that the rates negotiated in the agreements reflect fair market values.

Tax Sharing Agreement— In accordance with the Company’s Tax Sharing Agreement with ASI, the Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. However, all benefits derived from deferred tax assets, as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards), that arose prior to the initial public offering (originally in the amount of $5,768,000, of which $1,333,000 was used in 1998) were allocated to ASI. Accordingly, the Company will not receive any economic benefit from the $4,435,000 of contributed gross deferred tax assets, of which approximately $3,983,000 relate to pre-IPO NOLs that still remain as of July 31, 2005. Also, the Company has generated approximately $2,019,000 of net operating loss carryforwards (tax-effected) since the initial public offering which, under the terms of the Tax Sharing Agreement, can be used by the Company to avoid making a payment to ASI. Of the $2,019,000 of net operating loss carryforwards, approximately $350,000 relates to deductions from the exercise of stock options. The income tax benefit when this portion of NOL is realized will be credited to additional paid-in-capital. In accordance with FAS 109, these stock option NOLs will be the last to be utilized. To the extent the tax computation produces a tax benefit for the Company subsequent to the initial public offering, ASI will be required to pay such amounts to the Company only if and when realized by ASI by a reduction in income taxes payable with respect to the current tax period. At April 30, 2005, ASI had substantial net operating loss carryforwards, which must be utilized by ASI before the Company would receive payment for any currently generated tax benefits. Such net operating losses expire in varying amounts through 2022.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited (continued)

July 31, 2005

Services Agreement—We purchase or sell various services from or to ASI based upon various cost methodologies as described below:

Service	Cost methodology	Three months ended July 31, 2005	Three months ended July 31, 2004
• General corporate services, including accounting, employee benefits and insurance expense	Apportioned based on formula to all ASI subsidiaries	$303,000	$240,000
• Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	20,000	27,000

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

Facilities Agreement—We lease various properties from ASI for specified square foot rates pursuant to a Facilities Agreement dated August 1, 1997, which the parties have renewed automatically annually since the initial two-year term. The stated term of the agreement is for two years with automatic one year extensions; however, either party may terminate the agreement after a 90 day notice. ASI also allocates utilities, telephone and security expenses under this agreement based on our percentage of occupancy. Our lease of space at any facility under the agreement is limited by the term of the underlying lease between ASI and a landlord with respect to any facility leased by ASI and is subject to the disposition by ASI of any facility that ASI owns. The parties valued the services related to this agreement at $99,000 and $116,000 for the three months ended July 31, 2005 and July 31, 2004, respectively.

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

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited (continued)

July 31, 2005

K. Lease Commitments

We occupy our principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note “J”). Amounts allocated to the Company for rent expense for these facilities were $71,000 and $82,000 for the three months ended July 31, 2005 and July 31, 2004, respectively. The Facilities Agreement, summarized above, is the basis for the calculation of these amounts. In addition, we have various other operating and facilities leases. Expense under these operating and facilities leases was $145,000 for the three months ended July 31, 2005, and $129,000 for the three months ended July 31, 2004.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the challenges and risks associated with integration of acquired product lines and companies, the effect of competitive products and pricing, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. The terms “fiscal 2006” and “fiscal 2005” refer to our fiscal years ending April 30, 2006 and 2005, respectively.

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

However, we believe Information Technology spending has recently incrementally improved and will continue to improve as increased global competition forces companies to improve productivity by upgrading their technology environment systems. Although this improvement could slow or regress at any time, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines are improving slightly, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to the economic downturn.

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

Gross product research and development costs include all non-capitalized and capitalized software development costs which principally include the salary and benefits for our development personnel. Our selling expenses generally include the salary and commissions paid to our sales professionals, along with marketing, promotional, travel and associated costs. Our general and administrative expenses generally include the salary and benefits paid to executive, corporate and support personnel, as well as office rent, utilities, communications expenses, and various professional fees.

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

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

Business Acquisition

On September 30, 2004, we acquired certain assets and the distribution channel of privately-held Demand Management, Inc., a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers and increased our penetration in the growing small and midsize business (SMB) market. This brought our customer base to approximately 1,100 companies, located in 70 countries and gives us what we believe to be the largest installed base of supply chain planning customers among application software vendors. We will continue to market and sell the Demand Solutions product line to the market through Demand Management’s existing value-added reseller distribution network. We will also continue to offer the Logility Voyager Solutions™ suite to our traditional target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2005 and 2004:

	Percentage of Total Revenues		Pct. Change in Dollars
	2005	2004	2005 vs 2004
Revenues:
License fees	31%	26%	72%
Services and other	18	23	15
Maintenance	51	51	46

Total revenues	100	100	46

Cost of revenues:
License fees	13	16	17
Services and other	11	12	32
Maintenance	12	8	111

Total cost of revenues	35	36	43

Gross margin	65	64	47

Operating expenses:
Research and development	21	25	24
Less: Capitalized computer software development costs	(8)	(12)	(8)
Sales and marketing	28	34	18
General and administrative	14	12	50

Total operating expenses	55	59	35

Operating income	10	5	185

Other income, net	2	2	29

Earnings before income taxes	12	7	139
Income taxes	1	—	nm

Net earnings	11%	7%	131%

nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004:

REVENUES:

For the quarter ended July 31, 2005, the increase in revenues from the quarter ended July 31, 2004 was primarily attributable to an increase in license fee and maintenance revenues as well as to a lesser extent an increase in services revenue. The primary reason for these increases is the acquisition of Demand Management, Inc. on September 30, 2004, which increased revenue when compared to the prior year period. To a lesser extent, the remaining business also increased revenue due to an improved selling environment and better sales execution. International revenues represented approximately 11% of total revenues in the quarter ended July 31, 2005, compared to approximately 10% in the same period a year ago. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period. No single customer accounted for more than 10% of our total revenues in the quarters ended July 31, 2005 and July 31, 2004.

LICENSES. The increase in license fees in the quarter ended July 31, 2005 was primarily the result of the DMI acquisition subsequent to the end of the corresponding period a year ago and to a lesser extent an increase in overall license fees sales due to an improved selling environment and better sales execution. We believe that in recent quarters economic and industry conditions have stabilized, and market receptiveness for our products has improved. The direct sales channel provided approximately 64% of license fee revenues for the quarter ended July 31, 2005, compared to approximately 90% in the comparable quarter a year ago. This decline was due primarily to the revenues associated with DMI, which principally uses indirect sales channels. For the quarter ended July 31, 2005, our margins after commissions on direct sales were approximately 92%, and our margins after commissions on indirect sales were approximately 49%.

SERVICES AND OTHER. The increase in services and other revenues for the quarter ended July 31, 2005 was primarily the result of the DMI acquisition as well as an increase in overall software implementation services related to increased license fees in recent periods. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. The increase in maintenance revenues for the quarter ended July 31, 2005 was the result of the DMI acquisition and improved customer retention on annual maintenance renewals. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Three months ended July 31,
($000’s omitted)	2005		2004
Gross margin on license fees:	$1,431	59%	$554	39%
Gross margin on services and other:	$575	40%	$598	47%
Gross margin on maintenance:	$3,093	77%	$2,317	84%

Total gross margin:	$5,099	65%	$3,469	64%

For the quarter ended July 31, 2005, the increase in total gross margin percentage was due to an increase in license fee gross margin percentage, partially offset by a decrease in gross margin percentage on services and other and maintenance revenues.

LICENSES. The increase in gross margin percentage on license fees for the quarter ended July 31, 2005 was due primarily to higher license fee revenues, and to a lesser extent decreased expense related to amortization of capitalized software development costs. To a lesser extent, the margin was higher due to increased license fee revenues from the indirect channel, principally from DMI, which yields approximately 49% after agent commissions. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees. We expect capitalized software amortization to increase in the future as projects achieve “general availability” and amortization commences.

SERVICES AND OTHER. For the quarter ended July 31, 2005, the decrease in services and other gross margin percentage was due primarily to the timing of some billable projects and lower than normal billable utilization rate due to employee vacations. Services and other gross margin normally is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively fixed in the short term.

MAINTENANCE. For the quarter ended July 31, 2005, maintenance gross margin percentage was lower due to the DMI acquisition for two primary reasons, 1) the purchase accounting write-down in DMI’s deferred revenues associated with technical support services resulted in lower maintenance revenues that would have otherwise been recognized in the current quarter, and 2) agent commission expense related to maintenance revenues generated by the indirect channel. We expect maintenance revenues and related margins for DMI during comparable future periods to increase, assuming retention of the current customer base.

EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended ($000’s omitted)
	July 31, 2005	Percent Change	July 31, 2004
Gross product research and development costs	$1,655	24%	$1,331
Percentage of total revenues	21%		25%
Less: Capitalized computer software research and development costs	$(617)	(8)%	$(670)
Percentage of gross product research and development costs	37%		50%

Product research and development expenses	$1,038	57%	$661
Percentage of total revenues	13%		12%

For the quarter ended July 31, 2005, capitalized software development costs decreased while gross product research and development costs increased when compared to the prior year period. This change was primarily due to the DMI acquisition, which added gross R&D costs but did not capitalize any R&D costs during the period. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects in the pipeline. However, we expect capitalized software amortization to increase in the future as projects achieve “general availability” and amortization commences.

SALES AND MARKETING. For the quarter ended July 31, 2005, sales and marketing expenses of $2.2million increased 18% from the same period a year ago due primarily to the increase in sales and marketing expenses resulting from the DMI acquisition during the year. This was partially offset by lower expenses in the remaining product lines due to lower sales commissions and marketing expenses. We generally include commissions on indirect sales in cost of sales.

GENERAL AND ADMINISTRATIVE. For the quarter ended July 31, 2005, the increase in general and administrative expenses was due primarily to the DMI acquisition. For the quarter ended July 31, 2005, the total number of employees was approximately 139 compared to approximately 111 for the same period last year.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Acquisition-related intangible assets of DMI are stated at historical cost and include certain intangible assets with definitive lives. We are amortizing these intangible assets on a straight-line basis over their expected useful lives, six years.

OTHER INCOME:

Other income is principally comprised of investment earnings. For the quarter ended July 31, 2005, the investment earnings increased to $143,000 when compared to the same period last year of $111,000 due primarily to an increase in interest rates, particularly on money market accounts. This was partially offset by a lower average cash balance as a result of the cash outlay of $8.7 million for the DMI acquisition on September 30, 2004. For the three months ended July 31, 2005, these investments generated an annualized yield of approximately 3.0% compared to approximately 1.2% for the three months ended July 31, 2004.

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

The following tables show summary information about our cash flows and liquidity positions during the quarters ended July 31, 2005 and July 31, 2004. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

	Three Months Ended July 31 (in thousands)
	2005	2004
Net cash provided by operating activities	$833	$1,610
Net cash used in investing activities	(1,680)	(918)
Net cash used in financing activities	(1,505)	(165)

Net change in cash and cash equivalents	$(2,352)	$527

For the quarter ended July 31, 2005, the decrease in cash provided by operating activities was due primarily to an increase in accounts receivable and a decrease in accounts payable, accrued costs and other liabilities as well as deferred revenue. The increase in cash used in investing activities when compared to the prior year period was due primarily to increased purchases of short-term investments. Cash used in financing activities increased when compared to the prior year period, due primarily to increased repurchases of our common stock.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated (used) by our activities:

	As of July 31, (in thousands)
	2005	2004
Cash and cash equivalents	$5,472	$10,994
Investments	18,927	20,482

Total cash and investments	$24,399	$31,476

Net change in total cash and investments (three months ended July 31,)	$(1,320)	$645

The change in total cash generated for the three months ended July 31, 2005 when compared to cash used in the prior year period was due primarily to the changes in operating assets and liabilities noted above.

Days Sales Outstanding in accounts receivable were 71 days as of July 31, 2005, compared to 52 days as of July 31, 2004. This increase was due primarily to the DMI acquisition that increased the accounts receivable and collection efforts due to increase in the number of customers. Our current ratio on July 31, 2005 was 1.9 to 1, compared to 2.0 to 1 on April 30, 2005.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $24.4 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the recent economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor American Software currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998, at which time we adopted an additional repurchase plan for up to 800,000 shares. In February 2003, our Board of Directors approved a resolution authorizing us to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility’s common stock and management’s assessment of our liquidity and cash flow needs. For all repurchase plans, through July 31, 2005, we had purchased a cumulative total of approximately 1,281,000 shares at a total cost of approximately $7.7 million. In the first quarter of fiscal 2006, we purchased approximately 272,000 shares of our common stock at an average price of $6.00 per share for a total price of $1.6 million. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under existing repurchase programs.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We expect to implement this Statement during the first quarter of fiscal 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are both important to the portrayal of our financial condition and results of operations, and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Annual Report on Form 10-K for the fiscal year ended April 30, 2005, as filed with the SEC, we described the policies and estimates relating to revenue recognition, allowance for doubtful accounts, valuation of acquired business, valuation of long-lived and intangible assets, valuation of capitalized software assets and income taxes as our critical accounting policies. Since then, we have made no changes to our reported critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the quarter ended July 31, 2005, we generated approximately 11% of our revenues outside the United States. We usually make international sales directly through our foreign operations or through value added resellers. We typically denominate these sales in U.S. Dollars, British Pounds Sterling, or Euros. However, we denominate the expenses that we incur in our foreign operations in the local currency. The effects of foreign exchange rate fluctuations have not historically had a material impact on our financial consolidated statements. We have not engaged in any hedging activities.

Interest rates. We have no debt, so we have limited our discussion of interest rate risk to risks associated with our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. Dollars. The fair market value and carrying value of securities held at July 31, 2005 were both approximately $24.1 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2005. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as a result of the material weaknesses disclosed in our annual report on Form 10-K and the ongoing remediation efforts discussed below, certain disclosure controls and procedures were not effective as of July 31, 2005.

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2005, the Company began implementing procedures to remediate the material weaknesses in internal control over software revenue recognition and accounting for income taxes (as previously disclosed by the Company in its Form 10-K). We believe these steps, when complete, will remediate these material weaknesses. However, certain of the corrective processes, procedures and controls relate to annual controls that cannot be tested until the preparation of our 2006 annual income tax provision. The Company will be testing the effectiveness of these procedures over the upcoming quarters to ensure that these material weaknesses are remediated.

Based upon the work performed to the date of this filing, management believes there are no material inaccuracies or omissions of material fact in this filing on Form 10-Q. Management, to the best of its knowledge, believes that the financial statements presented herein are fairly stated in all material respects.

We intend to continue to monitor our internal controls, and if further improvements or enhancements are identified, we will take steps to implement such improvements or enhancements. Other than the changes discussed above relating to software revenue recognition and accounting for income taxes, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the quarter ended July 31, 2005:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2005 through May 31, 2005	0	$0.00	0	541,085
June 1, 2005 through June 30, 2005	272,189	$6.00	272,189	268,896
July 1, 2005 through July 31, 2005	0	$0.00	0	268,896

Total Fiscal 2006 First Quarter	272,189	$6.00	272,189	268,896

*	The above share purchase authority was approved by our Board of Directors in November 1998 and in February 2003, when the Board approved resolutions authorizing us to repurchase an aggregate of up to 1.2 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

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

LOGILITY, INC.

Date: September 13, 2005	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President and Chief Executive Officer

Date: September 13, 2005	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: September 13, 2005	By:	/s/ Michael R. Dowling
Michael R. Dowling
Controller and Principal Accounting Officer