Form 10-Q
period 2005-10-31
LOGILITY INC
filed 2005-12-14
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-23057

LOGILITY, INC

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at December 5, 2005
Common Stock, no par value	12,737,716 Shares

LOGILITY, INC. AND SUBSIDIARY

Form 10-Q

Quarter Ended October 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Logility, Inc. and Subsidiary

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	October 31, 2005	April 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5,698	$7,824
Investments – current	17,618	16,899
Trade accounts receivable, less allowance for doubtful accounts of $82 at October 31, 2005 and $230 at April 30, 2005:
Billed	4,843	4,228
Unbilled	1,736	1,252
Deferred income taxes	135	—
Prepaid expenses and other current assets	1,603	1,663

Total current assets	31,633	31,866

Investments – noncurrent	1,732	996
Furniture, equipment, and purchased software, net	449	472
Capitalized computer software development costs, less accumulated amortization	6,138	5,854
Goodwill	5,809	6,103
Other intangibles, net	1,913	2,138
Deferred income taxes	2,716	—
Other assets	220	380

	$50,610	$47,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$193	$352
Accrued compensation and related costs	1,386	972
Other current liabilities	1,726	2,283
Deferred revenue	8,765	9,696
Due to American Software, Inc.	4,553	3,560

Total current liabilities	16,623	16,863

Deferred income taxes - due to American Software, Inc.	4,403	—
Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 14,018,820 and 13,975,819 shares issued at October 31, 2005 and April 30, 2005, respectively	—	—
Additional paid-in capital	40,645	44,974
Accumulated deficit	(3,387)	(7,988)
Treasury stock, at cost – 1,281,104 and 1,008,915 shares at October 31, 2005 and April 30, 2005, respectively	(7,674)	(6,040)

Total shareholders’ equity	29,584	30,946

Commitments and contingencies

	$50,610	$47,809

See accompanying notes to condensed consolidated financial statements - unaudited.

Item 1. Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Revenues:
License	$3,590	$656	$6,026	$2,070
Services and other	1,336	1,148	2,783	2,408
Maintenance	4,349	3,027	8,369	5,784

Total revenues	9,275	4,831	17,178	10,262

Cost of revenues:
License	913	840	1,918	1,700
Services and other	894	588	1,766	1,250
Maintenance	1,006	632	1,933	1,072

Total cost of revenues	2,813	2,060	5,617	4,022

Gross margin	6,462	2,771	11,561	6,240

Operating expenses:
Research and development	1,741	1,404	3,396	2,735
Less: Capitalizable software	(617)	(711)	(1,234)	(1,381)
Sales and marketing	2,494	1,779	4,681	3,636
General and administrative	1,488	805	2,516	1,490
Amortization of acquisition-related intangibles	88	38	175	38

Total operating expenses	5,194	3,315	9,534	6,518

Operating income (loss)	1,268	(544)	2,027	(278)
Investment impairment	(160)	(100)	(160)	(100)
Other income, net	166	116	309	227

Earnings (loss) before income taxes	1,274	(528)	2,176	(151)
Benefit for income taxes	(2,458)	—	(2,425)	—

Net earnings (loss)	$3,732	$(528)	$4,601	$(151)

Earnings (loss) per common share:
Basic	$0.29	$(0.04)	$0.36	$(0.01)

Diluted	$0.28	$(0.04)	$0.34	$(0.01)

Shares used in the calculation of earnings (loss) per common share:
Basic	12,737	13,013	12,806	13,052

Diluted	13,206	13,013	13,354	13,052

See accompanying notes to condensed consolidated financial statements - unaudited.

Item 1. Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended October 31,
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$4,601	$(151)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Investment impairment	160	100
Depreciation and amortization	1,287	1,658
Bond amortization	(42)	136
Deferred income taxes	(2,492)	—
(Increase) decrease in assets:
Accounts receivable, net	(1,099)	1,374
Prepaid expenses and other assets	60	(263)
Increase (decrease) in liabilities:
Accounts payable, accrued costs and other current liabilities	(9)	(581)
Deferred revenue	(931)	(1,324)
Due to American Software, Inc.	993	264

Net cash provided by operating activities	2,528	1,213

Cash flows from investing activities:
Additions to capitalized computer software development costs	(1,234)	(1,381)
Purchases of furniture, equipment, and computer software costs	(88)	(100)
Proceeds from maturities of investments	49,027	44,511
Purchases of investments	(50,441)	(44,646)
Purchases of Demand Management, Inc., net of cash acquired	—	(8,691)

Net cash used in investing activities	(2,736)	(10,307)

Cash flows from financing activities:
Proceeds from exercise of stock options	136	29
Deemed distribution for deferred income taxes resulting from Tax Sharing Agreement	(420)	—
Repurchases of common stock	(1,634)	(769)

Net cash used in financing activities	(1,918)	(740)

Net change in cash and cash equivalents	(2,126)	(9,834)
Cash and cash equivalents at beginning of period	7,824	10,467

Cash and cash equivalents at end of period	$5,698	$633

See accompanying notes to condensed consolidated financial statements - unaudited.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited

October 31, 2005

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

E. Revenue Recognition

We recognize revenue in accordance with Statement of Position No. 97-2: Software Revenue Recognition, (SOP 97-2) and Statement of Position No. 98-9: Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, (SOP 98-9).

License. License revenue in connection with license agreements for standard proprietary software is recognized upon delivery of the software, providing collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, the

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited (continued)

October 31, 2005

Company recognizes revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products net of royalties, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we 1) act as principal in the transaction, 2) take title to the products, 3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded on a gross basis.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. Fees are billed under primarily time and materials arrangements and are recognized as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14), the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenues in the consolidated statements of operations under services and other.

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

F. Major Customer

No single customer accounted for more than 10% of our total revenues in the three months or six months ended October 31, 2005 or October 31, 2004.

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

The numerator in calculating both basic and diluted earnings (loss) per common share for each period is the same as net earnings (loss). The denominator is based on the following number of common shares:

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004
	(in thousands, except per share data)		(in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding	12,737	13,013	12,806	13,052
Dilutive effect of outstanding stock options	469	—	548	—

Total	13,206	13,013	13,354	13,052

Net earnings (loss):	$3,732	$(528)	$4,601	$(151)

Net earnings (loss) per common share:
Basic	$0.29	$(0.04)	$0.36	$(0.01)

Diluted	$0.28	$(0.04)	$0.34	$(0.01)

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited (continued)

October 31, 2005

For the three months and six months ended October 31, 2005, we excluded options to purchase 56,590 and 55,139 shares of common stock from the computation of diluted earnings per share. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. For the three months ended October 31, 2004, options to purchase 727,159 shares of common stock, and for the six months ended October 31, 2004, options to purchase 650,991 shares of common stock would have been taken into account in calculating diluted loss per share were it not for the antidilutive effect of the net loss.

As of October 31, 2005, we had a total of 824,052 options outstanding and as of October 31, 2004, we had a total of 867,449 options outstanding.

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

The following unaudited pro forma information presents our results of operations for the three and six months ended October 31, 2004 as if the acquisition had taken place at May 1, 2004 (in thousands, except per share data):

	Three Months Ended October 31, 2004	Six Months Ended October 31, 2004
Total revenues	$7,147	$14,925
Net earnings (loss)	(341)	24
Net earnings (loss) per common share (basic)	(0.03)	0.00
Net earnings (loss) per common share (diluted)	(0.03)	0.00
Weighted average number of common shares outstanding (basic)	13,013	13,052
Weighted average number of common shares outstanding (diluted)	13,013	13,307

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited (continued)

October 31, 2005

These pro forma results of operations include adjustments to the historical financial statements of the consolidated companies and have been prepared for comparative purposes only. These pro forma results do not purport to be indicative of our actual results of operations had the acquisition occurred at May 1, 2004 or which may occur in the future.

In accordance with SFAS No. 141, “Business Combinations,” we have accounted for the acquisition under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent management’s estimates of current fair values. We allocated the total purchase price to the net tangible assets and intangible assets acquired based on management’s estimates of fair value at the date of acquisition. We based the allocation of the total purchase price to the acquired technology and other intangible assets, including trade names and maintenance contracts, on such estimates. The estimating process included analyses based on income, cost, and market approaches. We initially allocated $6.1 million of the total purchase price to goodwill, which is deductible for income tax purposes.

The calculation of the total purchase price was as follows (in thousands):

Tangible Net Book Value	$805
Business Restructuring	(15)
Acquisition Expenses	(358)
Intangible Asset to be Amortized	2,400
Goodwill	5,809

Net Cash Outlay	8,641
Working Capital Adjustment	640
Closing Cash	219

Total Purchase Price	$9,500

The following allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of September 30, 2004 (in thousands):

Accounts receivable	$1,997
Deferred sales commissions	780
Prepaid expenses and other current assets	156
Property and equipment	26
Other non-current assets	179
Intangible assets[1]	2,400
Goodwill	5,809
Accounts payable	(1,043)
Accrued expenses and other current liabilities	(513)
Deferred revenue	(1,150)

Total Cash Outlay	8,641
Cash and cash equivalents	219
Working capital adjustment	640

Total Purchase Price	$9,500

[1]	Includes $1 million for contractual distributor relationships, $800,000 for customer relationships, and $300,000 for trademarks, all of which are subject to straight-line amortization over a period of six years. Also includes $300,000 for current technology, which is subject to straight-line amortization over a period of three years.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited (continued)

October 31, 2005

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

Management has completed the purchase accounting related to this acquisition. During the three months ended October 31, 2005, we reversed the purchase accounting accrual related to certain contingent liabilities, which totaled approximately $294,000 and reduced goodwill by this same amount.

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

The following table illustrates the pro forma effect on net earnings if we had applied the fair-value-based method in each period:

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004
	(In thousands, except per share data)		(In thousands, except per share data)
Net earnings (loss) as reported	$3,732	$(528)	$4,601	$(151)
Less total stock-based compensation expense determined under fair value based method for all awards	(114)	(131)	(194)	(207)

Pro forma net earnings (loss)	$3,618	$(659)	$4,407	$(358)

Basic earnings (loss) per share:
As reported	$0.29	$(0.04)	$0.36	$(0.01)
Pro forma	$0.28	$(0.05)	$0.34	$(0.03)

Diluted earnings (loss) per share:
As reported	$0.28	$(0.04)	$0.34	$(0.01)
Pro forma	$0.27	$(0.05)	$0.33	$(0.03)

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

October 31, 2005

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

We will be adopting Statement 123(R) beginning May 1, 2006 and are currently in the process of evaluating the impact and which method will be adopted.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations. The impact of adopting Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

J. Agreements with American Software, Inc. (“ASI”)

We have entered into certain contractual arrangements with ASI, as described below. Because ASI owns a majority of our shares, the terms of these agreements do not reflect arm’s length negotiation. However, management believes that the rates negotiated in the agreements reflect fair market values.

Tax Sharing Agreement— In accordance with the Company’s Tax Sharing Agreement with ASI, the Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. However, all benefits derived from deferred tax assets, as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards), that arose prior to the initial public offering (originally in the amount of $6,188,000, of which $1,785,000 was used during 1998, 1999 and 2000) were allocated to ASI. Accordingly, the Company will not receive any economic benefit from the $4,403,000 of contributed gross deferred tax assets, which relate to pre-IPO NOLs, that still remain as of October 31, 2005 (see Note K below). Also, as of October 31, 2005 the Company has generated approximately $2,019,000 of net operating loss carryforwards (tax-effected) since the initial public offering which, under the terms of the Tax Sharing Agreement, can be used by the Company to avoid making a payment to ASI. Of the $2,019,000 of net operating loss carryforwards, approximately $350,000 relates to deductions from the exercise of stock options. In accordance with FAS 109, these stock option NOLs will be the last to be utilized. To the extent the tax computation produces a tax benefit for the Company subsequent to the initial public offering, ASI will be required to pay such amounts to the Company only if and when realized by ASI by a reduction in income taxes payable with respect to the current tax period. At April 30, 2005, ASI had substantial net operating loss carryforwards, which must be utilized by ASI before the Company would receive payment for any currently generated tax benefits. Such net operating losses expire in varying amounts through 2022.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited (continued)

October 31, 2005

Services Agreement—We purchase or sell various services from or to ASI based upon various cost methodologies as described below:

Service	Cost methodology	Three months ended October 31, 2005	Three months ended October 31, 2004	Six months ended October 31, 2005	Six months ended October 31, 2004
• General corporate services, including accounting and insurance expense	Apportioned based on formula to all ASI subsidiaries	$279,000	$242,000	$580,000	$479,000

• Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	20,000	21,000	40,000	48,000

• Employee benefits services	Apportioned based on formula to all ASI subsidiaries	8,000	8,000	16,000	11,000

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

Facilities Agreement—We lease various properties from ASI for specified square foot rates pursuant to a Facilities Agreement dated August 1, 1997, which the parties have renewed automatically annually since the initial two-year term. The stated term of the agreement is for two years with automatic one year extensions; however, either party may terminate the agreement after a 90 day notice. ASI also allocates utilities, telephone and security expenses under this agreement based on our percentage of occupancy. Our lease of space at any facility under the agreement is limited by the term of the underlying lease between ASI and a landlord with respect to any facility leased by ASI and is subject to the disposition by ASI of any facility that ASI owns. The parties valued the services related to this agreement at $99,000 for the three months ended October 31, 2005, $101,000 for the three months ended October 31, 2004, $198,000 for the six months ended October 31, 2005, and $209,000 for the six months ended October 31, 2004.

Technology License Agreement—We have granted ASI a nonexclusive, nontransferable, worldwide right and license to use, execute, reproduce, display, modify and prepare derivatives of our Supply Chain Planning and Execution Solutions, which we call the Logility Voyager Solutions product line (which ASI had transferred to us), so that ASI may maintain and support end-users of the software products and for no other purpose. The license is fully paid and royalty-free. Pursuant to this Agreement, the parties disclose to one another any enhancements and improvements that they may make or acquire in relation to a Logility Voyager Solutions product, subject to third-

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited (continued)

October 31, 2005

party confidentiality requirements. The term of this Agreement is indefinite, although we may terminate the Agreement for cause, and ASI may terminate it at any time upon 60 days’ prior written notice to us. Upon termination of this Agreement, all rights to Logility Voyager Solutions products that we license to ASI revert to us, while all rights to enhancements and improvements ASI make to Logility Voyager Solutions products revert to ASI.

Stock Option Agreement—We have granted ASI an option to purchase that number of shares of our common stock that would enable ASI to maintain the 80% ownership percentage required to consolidate Logility in ASI’s consolidated Federal income tax return. The purchase price of the option is the average of the closing price on each of the five business days immediately preceding the date of payment.

Reseller Agreement—Effective May 1, 2005, we entered into a Memorandum of Understanding (MOU) with ASI for the resale of ASI products by Logility personnel. Specifically, we will pay a royalty equal to 30% of the net license fees recognized allocated to the ASI products sold, after discounts and revenue recognition adjustments. Any maintenance fees included in the arrangement will be pro-rated based on the net license fees. For the three and six months ended October 31, 2005, we recorded royalty expenses of approximately $41,000 and $79,000, respectively. The related license fee revenues for such transactions are presented net of royalty expense in the accompanying statements of operations, in accordance with EITF 99-19.

K. Income Taxes

During the three months ended October 31, 2005, the Company recognized a deferred tax asset of approximately $4,994,000 by eliminating the income tax valuation allowance due to the improvement in the Company’s reported results and expected future taxable income. As a result, the Company recorded an income tax benefit of approximately $2.5 million. In accordance with the Company’s tax sharing agreement with ASI, the Company will not receive any economic benefit from the contributed pre-formation deferred tax assets (including net operating losses and tax credit carryforwards) of approximately $4.4 million. As a result, the Company has recorded the expected payment to ASI for these amounts (“Deferred income taxes - due to American Software, Inc.”) to shareholders’ equity (“Additional paid-in capital”) as a deemed distribution.

In accordance with the Company’s tax sharing agreement, the Company also recorded a deemed distribution of approximately $420,000 to shareholders’ equity (“Additional paid-in capital”) and an increase in the related party payable (“Due to American Software, Inc.”) relating to capitalized software contributed by ASI to Logility.

L. Lease Commitments

We occupy our principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note “J”). Amounts allocated to the Company for rent expense for these facilities were $71,000 for the three months ended October 31, 2005, $142,000 for the six months ended October 31, 2005, $82,000 for the three months ended October 31, 2004, and $164,000 for the six months ended October 31, 2004. The Facilities Agreement, summarized above, is the basis for the calculation of these amounts. In addition, we have various other operating and facilities leases. Expense under these operating and facilities leases was $150,000 for the three months ended October 31, 2005, $295,000 for the six months ended October 31, 2005, $127,000 for the three months ended October 31, 2004 and $221,000 for the six months ended October 31, 2004.

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

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad. In recent years, the weakness in the overall world economy, and the U.S. economy in particular, has resulted in reduced expenditures in the business software market. Overall Information Technology spending, while still relatively weak when compared to the period prior to the last economic downturn, appears to be improving steadily. We believe Information Technology spending has incrementally improved in the first half of Fiscal 2006 and will continue to improve as increased global competition forces companies to improve productivity by upgrading their technology environment systems.

Although this improvement could slow or regress at any time, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines are improving, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to the economic downturn.

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

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, salaries and benefits, and royalties paid to third-party software vendors as well as agent commission expenses related to license revenues generated by the indirect channel primarily from DMI. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, and other personnel-related expenses as well as agent commission expenses related to maintenance revenues generated by the indirect channel primarily from DMI. We account for the development costs of software intended for sale in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We monitor the net realizable value of our capitalized software on a quarterly basis based on an estimate of future product revenues. We currently expect to fully recover the value of the capitalized software asset recorded on our consolidated balance sheet; however, if future product revenues are less than management’s current expectations, we may incur a write-down of capitalized software costs.

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

We currently view the following factors as the primary opportunities and risks associated with our business:

•	The opportunity to expand the depth and number of strategic relationships with leading enterprise software providers, systems integrators and service providers to integrate our software solutions into their services and products and to create joint marketing opportunities; we currently have a number of marketing alliances, including those with IBM and SSA Global Technologies;

•	The opportunity for select acquisitions or investments to provide opportunities to expand our sales distribution channels, industry verticals , geographic reach and/or broaden our product offering by providing additional solutions for our target markets;

•	Our dependence on, and the risks associated with, the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control;

•	The risk that our competitors may develop technologies that are substantially equivalent or superior to our technology; and

•	The risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive; some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

Business Acquisition

On September 30, 2004, we acquired certain assets and the distribution channel of privately-held Demand Management, Inc., a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions brand. The acquisition provided more than 800 active customers in the growing small and midsize business (SMB) market, which brought our customer base to approximately 1,100 companies, located in 70 countries and gives us what we believe to be the largest installed base of supply chain planning customers among application software vendors. We will continue to market and sell the Demand Solutions product line to the market through Demand Management’s existing value-added reseller distribution network. We will also continue to offer the Logility Voyager Solutions™ suite to our traditional target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2005 and 2004:

	Percentage of Total Revenues		Pct. Change in Dollars
	2005	2004	2005 vs 2004
Revenues:
License	39%	13%	447%
Services and other	14	24	16
Maintenance	47	63	44

Total revenues	100	100	92

Cost of revenues:
License	10	17	9
Services and other	10	12	52
Maintenance	11	13	59

Total cost of revenues	30	43	37

Gross margin	70	57	133

Operating expenses:
Research and development	19	29	24
Less: Capitalizable software	(7)	(15)	(13)
Sales and marketing	27	37	40
General and administrative	16	17	85
Amortization of acquisition-related intangibles	1	1	132

Total operating expenses	56	69	57

Operating income (loss)	14	(11)	nm
Investment impairment	(2)	(2)	60
Other income, net	2	2	43

Earnings (loss) before income taxes	14	(11)	nm
Benefit for income taxes	(27)	—	nm

Net earnings (loss)	41%	(11)%	nm %

nm - not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2005 and 2004:

	Percentage of Total Revenues		Pct. Change in Dollars
	2005	2004	2005 vs 2004
Revenues:
License	35%	20%	191%
Services and other	16	24	16
Maintenance	49	56	45

Total revenues	100	100	67

Cost of revenues:
License	11	17	13
Services and other	10	12	41
Maintenance	11	10	80

Total cost of revenues	33	39	40

Gross margin	67	61	85

Operating expenses:
Research and development	20	27	24
Less: Capitalizable software	(7)	(14)	(11)
Sales and marketing	27	35	29
General and administrative	15	15	69
Amortization of acquisition-related intangibles	1	0	nm

Total operating expenses	55	64	46

Operating income (loss)	12	(3)	nm
Investment impairment	(1)	(1)	60
Other income, net	2	2	36

Earnings (loss) before income taxes	13	(1)	nm
Benefit for income taxes	(14)	—	nm

Net earnings (loss)	27%	(1)%	nm %

nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS

ENDED OCTOBER 31, 2005 AND 2004:

REVENUES:

For the three months ended October 31, 2005, the increase in revenues from the three months and six months ended October 31, 2004 was primarily attributable to increases in license fee and maintenance revenues as well as to a lesser extent an increase in services revenue. The primary reasons for these increases were 1) improved selling environment and better sales execution in contracting license fees this quarter compared to the same period in the prior year and 2) the acquisition of Demand Management, Inc. (DMI) on September 30, 2004, which increased revenue when compared to the prior year period that included only one month of DMI revenue. We believe that in recent quarters economic and industry conditions have stabilized, and market receptiveness for our products has improved. International revenues represented approximately 17% of total revenues for the three months ended October 31, 2005, compared to approximately 8% in the same period a year ago. International revenues represented approximately 14% of total revenues for the six months ended October 31, 2005, compared to approximately 9% in the corresponding six-month period a year ago. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period. No single customer accounted for more than 10% of our total revenues in the three months ended October 31, 2005 and October 31, 2004.

LICENSES. The increase in license fees in the three and six months ended October 31, 2005 was primarily the result of the improved selling environment and better sales execution in contracting license fees and the DMI acquisition subsequent to the end of the corresponding period a year ago. The direct sales channel provided approximately 79% of license fee revenues for the three months ended October 31, 2005 and 77% of license fee revenues for the six months ended October 31, 2005. This is compared to approximately 90% in both of the comparable periods a year ago. This decline was due primarily to the revenues associated with DMI, which principally uses indirect sales channels. For both the three and six months ended October 31, 2005, our margins after commissions on direct sales were approximately 90%, and our margins after commissions on indirect sales were approximately 49%.

SERVICES AND OTHER. The increases in services and other revenues for the three and six months ended October 31, 2005 from the corresponding periods in the previous fiscal year were primarily the result of an increase in overall software implementation services related to increased license fees in recent periods and to a lesser extent services associated with DMI software. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. The increases in maintenance revenues for the three and six months ended October 31, 2005 compared to the corresponding periods in the previous fiscal year were primarily the result of the DMI acquisition and to a lesser extent an improvement in customer retention on annual maintenance renewals. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin (loss):

($000’s omitted)	Three months ended October 31,				Six months ended October 31,
	2005		2004		2005		2004
Gross margin (loss) on license fees:	$2,677	75%	$(184)	-28%	$4,108	68%	$370	18%
Gross margin on services and other:	$442	33%	$560	49%	$1,017	37%	$1,158	48%
Gross margin on maintenance:	$3,343	77%	$2,395	79%	$6,436	77%	$4,712	81%

Total gross margin:	$6,462	70%	$2,771	57%	$11,561	67%	$6,240	61%

For the three and six months ended October 31, 2005, the increase in total gross margin percentage was due primarily to an increase in license fee gross margin percentages, partially offset by decreases in gross margin percentage on services and other and maintenance revenues.

LICENSES. The increase in gross margin percentage on license fees for the three months ended October 31, 2005 was due primarily to higher license fee revenues, and to a lesser extent decreased expense related to amortization of capitalized software development costs. These factors were partially offset by increased license fee revenues from the indirect channel, principally from DMI, which yields approximately 49% after agent commissions compared to approximately 90% margins after commissions for direct sales. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees, and to a lesser degree are related to the variable expense of DMI’s agent commissions. We expect capitalized software amortization to increase in the future as projects achieve “general availability” and amortization commences.

SERVICES AND OTHER. For the three and six months ended October 31, 2005, the decrease in services and other gross margin percentage was due primarily to the timing of some billable projects and to a lesser extent due to lower than normal billable utilization rate as a result of employee vacations. Services and other gross margin normally is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively fixed in the short term.

MAINTENANCE. For the three and six months ended October 31, 2005, maintenance gross margin percentage was lower due to the DMI acquisition for two primary reasons, 1) the purchase accounting write-down in DMI’s deferred revenues associated with technical support services resulted in lower maintenance revenues that would have otherwise been recognized in the current quarter, and 2) agent commission expense related to maintenance revenues generated by the indirect channel. We expect maintenance revenues and related margins for DMI during comparable future periods to increase slightly, assuming retention of the current customer base.

EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended ($000’s omitted)
	October 31, 2005	Percent Change	October 31, 2004
Gross product research and development costs	$1,741	24%	$1,404
Percentage of total revenues	19%		29%
Less: Capitalized computer software research and development costs	$(617)	(13)%	$(711)
Percentage of gross product research and development costs	35%		51%

Product research and development expenses	$1,124	62%	$693
Percentage of total revenues	12%		14%

Total amortization of capitalized computer software development costs	$475	(38)%	$762

	Six Months Ended ($000’s omitted)
	October 31, 2005	Percent Change	October 31, 2004
Gross product research and development costs	$3,396	24%	$2,735
Percentage of total revenues	20%		27%
Less: Capitalized computer software research and development costs	$(1,234)	(11)%	$(1,381)
Percentage of gross product research and development costs	36%		50%

Product research and development expenses	$2,162	60%	$1,354
Percentage of total revenues	13%		13%

Total amortization of capitalized computer software development costs	$950	(38)%	$1,524

For the three and six months ended October 31, 2005, capitalized software development costs decreased while gross product research and development costs increased when compared to the prior year period. This change was primarily due to the DMI acquisition, which added gross R&D costs, but did not capitalize any R&D costs during the period. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects in the pipeline. However, we expect capitalized software amortization to increase in the future as projects achieve “general availability” and amortization commences.

SALES AND MARKETING. For the three months ended October 31, 2005, sales and marketing expenses were $2.5 million, a 40% increase from the comparable period a year ago; for the six months ended October 31, 2005, sales and marketing expenses of $4.7 million was a 29% increase from the comparable period a year ago. These increases were due primarily to an increase in sales and marketing expense resulting from the DMI acquisition and to a lesser extent due to an increase in the overall company sales commissions as a result of higher license fee sales. We generally include commissions on indirect sales in cost of sales.

GENERAL AND ADMINISTRATIVE. For the three and six months ended October 31, 2005, the increase in general and administrative expenses was due to an accrual for performance based compensation expenses, the DMI acquisition and an increase in audit fees. For the three months ended October 31, 2005, the total number of employees was approximately 140 compared to approximately 144 for the same period last year.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Acquisition-related intangible assets of DMI are stated at historical cost and include certain intangible assets with definitive lives. We are amortizing these intangible assets on a straight-line basis over their expected useful lives of six years.

OTHER INCOME:

Other income is principally comprised of investment earnings. For the three months ended October 31, 2005, the investment earnings increased to $166,000 when compared to the same period last year of $116,000 due primarily to an increase in interest rates, particularly on money market accounts. For the three months and six months ended October 31, 2005, these investments generated an annualized yield of approximately 3.3% and 3.1% compared to approximately 1.8% for both the three months and six months ended October 31, 2004. These investment earnings were partially offset by a write-down of a minority investment of $160,000 in the three months ended October 31, 2005 and a write-down of a minority investment of $100,000 in the three months ended October 31, 2004.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software; however, we provide for income taxes as if we were filing a separate income tax return. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. Due to the improvement of our historical results and projection of future taxable income, we have recognized a tax asset and have eliminated the valuation allowance against our recognizable net deferred tax assets in the quarter ended October 31, 2005, approximately $350,000 of which was credited to additional paid-in capital, in accordance with SFAS No. 109.

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

The following tables show summary information about our cash flows and liquidity positions during the three months ended October 31, 2005 and October 31, 2004. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

	Six Months Ended October 31 (in thousands)
	2005	2004
Net cash provided by operating activities	$2,528	$1,213
Net cash used in investing activities	(2,736)	(10,307)
Net cash used in financing activities	(1,918)	(740)

Net change in cash and cash equivalents	$(2,126)	$(9,834)

For the six months ended October 31, 2005, the increase in cash provided by operating activities when compared to the same period last year was due primarily to the net earnings increase when compared to a net loss in the comparable period. This increase was partially offset by a non-cash tax benefit. The decrease in cash used in investing activities when compared to the prior year period was due primarily to the purchase of DMI in the second fiscal quarter of fiscal 2005 for $8.7 million. Cash used in financing activities increased when compared to the prior year period, due primarily to increased repurchases of our common stock.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated (used) by our activities:

	As of October 31, (in thousands)
	2005	2004
Cash and cash equivalents	$5,698	$633
Investments	19,350	20,363

Total cash and investments	$25,048	$20,996

Net change in total cash and investments (six months ended October 31,)	$(671)	$(9,835)

The change in total cash generated for the six months ended October 31, 2005 when compared to cash used in the comparable period in the prior year was due primarily to the changes in operating assets and liabilities noted above.

Days Sales Outstanding in accounts receivable were 65 days as of October 31, 2005, compared to 91 days as of October 31, 2004. This decrease was due primarily to improved collection efforts after the DMI acquisition initially caused an increase in our accounts receivable. Our current ratio on October 31, 2005 was 1.9 to 1, compared to 1.9 to 1 on April 30, 2005.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $25.0 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor American Software currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998, at which time we adopted an additional repurchase plan for up to 800,000 shares. In February 2003, our Board of Directors approved a resolution authorizing us to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility’s common stock and management’s assessment of our liquidity and cash flow needs. For all repurchase plans, through October 31, 2005, we had purchased a cumulative total of approximately 1,281,000 shares at a total cost of approximately $7.7 million. In the first quarter of fiscal 2006, we purchased approximately 272,000 shares of our common stock at an average price of $6.00 per share for a total price of $1.6 million. We did not make any repurchases of our common stock in the quarter ended October 31, 2005. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under existing repurchase programs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the quarter ended October 31, 2005, we generated approximately 17% of our revenues outside the United States. We usually make international sales directly through our foreign operations or through value added resellers. We typically denominate these sales in U.S. Dollars, British Pounds Sterling, or Euros. However, we denominate the expenses that we incur in our foreign operations in the local currency. The effects of foreign exchange rate fluctuations have not historically had a material impact on our financial consolidated statements. In addition, a 10% movement in foreign currency rates would not have a material impact on our financial condition or results of operations. We have not engaged in any hedging activities.

Interest rates and other market risks. We have no debt, so we have limited our discussion of interest rate risk to risks associated with our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. Dollars. The fair market value and carrying value of securities held at October 31, 2005 were both approximately $24.8 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the fiscal year ended April 30, 2005, management identified material weaknesses in internal control over financial reporting related to Revenue Recognition and Accounting for Income Taxes. Accordingly, management concluded that our internal control over financial reporting was not effective as of April 30, 2005. Since that time, we implemented additional internal control over financial reporting to remediate these material weaknesses. These internal control over financial reporting improvements included:

Revenue recognition

•	We have implemented a policy which lowered the threshold of license revenue contracts that must be reviewed by corporate headquarters.

•	We have implemented lower thresholds for required reviews of revenue related analyses and calculations for license revenue contracts including a secondary review of the Company’s non-standard multiple element arrangements.

•	We have implemented the use of review templates to help ensure accuracy and identify changes to standard terms and conditions

Accounting for income taxes

•	We have engaged a regional accounting firm specializing in, among other things, tax and consulting services, to further assist the Company in its preparation of the quarterly and annual income tax provision.

•	We implemented review procedures to monitor and evaluate the realization of our deferred tax assets.

•	We have accelerated the timing of the preparation of the quarterly and annual income tax provision and enhancing the levels of review of supporting documentation.

In addition, we are in the process of making further changes to our internal control over financial reporting as described below:

Revenue recognition

•	We are carrying out additional training of accounting personnel as it relates to revenue recognition standards.

These changes are part of our overall program that is intended to remediate all material weaknesses by April 30, 2006.

Management believes there are no material inaccuracies or omissions of material fact in this filing on Form 10-Q. Management, to the best of its knowledge, believes that the financial statements presented herein are fairly stated in all material respects.

We intend to continue to monitor our internal controls over financial reporting, and if further improvements or enhancements are identified, we will take steps to implement such improvements or enhancements. Other than the changes discussed above relating to software revenue recognition and accounting for income taxes, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the three months ended October 31, 2005:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2005 through August 31, 2005	0	$0.00	0	268,896

September 1, 2005 through September 30, 2005	0	$0.00	0	268,896

October 1, 2005 through October 31, 2005	0	$0.00	0	268,896

Total Fiscal 2006 Second Quarter	0	$0.00	0	268,896

*	The above share purchase authority was approved by our Board of Directors in November 1998 and in February 2003, when the Board approved resolutions authorizing us to repurchase an aggregate of up to 1.2 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2005 Annual Meeting of Shareholders on September 15, 2005. At the meeting, the only shareholder vote taken was with respect to the re-election of James C. Edenfield as a director for a three-year term. There were no other nominees. The results of that shareholder vote were as follows:

Votes “For:” 12,504,709; Withholding Authority to Vote “For:” 20,497.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1.	Memorandum of Understanding with American Software, Inc. dated May 1, 2005 for the resale of American Software products by Company personnel

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGILITY, INC.

Date: December 12, 2005	By:	/s/ J. Michael Edenfield
J. Michael Edenfield President and Chief Executive Officer

Date: December 12, 2005	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer

Date: December 12, 2005	By:	/s/ Michael R. Dowling
Michael R. Dowling Controller and Principal Accounting Officer