Form 10-Q
period 2006-01-31
LOGILITY INC
filed 2006-03-13
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2006
Common Stock, no par value	12,866,096 Shares

LOGILITY, INC. AND SUBSIDIARY

Form 10-Q

Quarter Ended January 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Logility, Inc. and Subsidiary

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	January 31, 2006	April 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$6,286	$7,824
Investments – current	19,916	16,899
Trade accounts receivable, less allowance for doubtful accounts of $82 at January 31, 2006 and $230 at April 30, 2005:
Billed	7,315	4,228
Unbilled	1,317	1,252
Deferred income taxes	758	—
Prepaid expenses and other current assets	1,943	1,663

Total current assets	37,535	31,866
Investments – noncurrent	499	996
Furniture, equipment, and purchased software, net	461	472
Capitalized computer software development costs, less accumulated amortization	6,449	5,854
Goodwill	5,809	6,103
Other intangibles, net	1,800	2,138
Deferred income taxes	1,806	—
Other assets	220	380

	$54,579	$47,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$255	$352
Accrued compensation and related costs	2,231	972
Other current liabilities	2,144	2,283
Deferred revenue	10,012	9,696
Due to American Software, Inc.	3,638	3,560

Total current liabilities	18,280	16,863

Deferred income taxes - due to American Software, Inc.	4,228	—
Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 14,147,2000 and 13,975,819 shares issued at January 31, 2006 and April 30, 2005, respectively	—	—
Additional paid-in capital	41,277	44,974
Accumulated deficit	(1,532)	(7,988)
Treasury stock, at cost – 1,281,104 and 1,008,915 shares at January 31, 2006 and April 30, 2005, respectively	(7,674)	(6,040)

Total shareholders’ equity	32,071	30,946

Commitments and contingencies	$54,579	$47,809

See accompanying notes to condensed consolidated financial statements - unaudited.

Item 1. Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings (loss) per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Revenues:
License	$4,000	$2,431	$10,026	$4,501
Services and other	1,352	1,220	4,135	3,628
Maintenance	4,698	3,464	13,067	9,248

Total revenues	10,050	7,115	27,228	17,377

Cost of revenues:
License	652	1,311	2,570	3,011
Services and other	811	671	2,577	1,921
Maintenance	1,159	987	3,092	2,059

Total cost of revenues	2,622	2,969	8,239	6,991

Gross margin	7,428	4,146	18,989	10,386

Operating expenses:
Research and development	1,787	1,591	5,183	4,326
Less: Capitalizable software	(537)	(703)	(1,771)	(2,084)
Sales and marketing	2,841	2,094	7,522	5,730
General and administrative	1,077	1,309	3,593	2,799
Amortization of acquisition-related intangibles	88	79	263	117

Total operating expenses	5,256	4,370	14,790	10,888

Operating income (loss)	2,172	(224)	4,199	(502)
Investment impairment	—	—	(160)	(100)
Other income, net	224	50	533	277

Earnings (loss) before income taxes	2,396	(174)	4,572	(325)
Income tax expense (benefit)	541	—	(1,884)	—

Net earnings (loss)	$1,855	$(174)	$6,456	$(325)

Earnings (loss) per common share:
Basic	$0.15	$(0.01)	$0.50	$(0.02)

Diluted	$0.14	$(0.01)	$0.49	$(0.02)

Shares used in the calculation of earnings (loss) per common share:
Basic	12,787	12,963	12,799	13,023

Diluted	13,172	12,963	13,198	13,023

See accompanying notes to condensed consolidated financial statements - unaudited.

Item 1. Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended January 31,
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$6,456	$(325)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Investment impairment	160	100
Depreciation and amortization	1,675	2,383
Bond amortization	(50)	—
Deferred income taxes	(1,985)	—
(Increase) decrease in assets:
Accounts receivable, net	(3,152)	(219)
Prepaid expenses and other assets	(280)	(282)
Increase (decrease) in liabilities:
Accounts payable, accrued costs and other current liabilities	1,314	62
Deferred revenue	316	1,400
Due to American Software, Inc.	(97)	753

Net cash provided by operating activities	4,357	3,872

Cash flows from investing activities:
Additions to capitalized computer software development costs	(1,771)	(2,084)
Purchases of furniture, equipment, and computer software costs	(147)	(227)
Proceeds from maturities of investments	71,077	70,955
Purchases of investments	(73,547)	(67,929)
Purchases of Demand Management, Inc., net of cash acquired	—	(8,691)
Proceeds from sale of life insurance policy	—	159

Net cash used in investing activities	(4,388)	(7,817)

Cash flows from financing activities:
Proceeds from exercise of stock options	547	42
Deemed distribution for deferred income taxes resulting from
Tax Sharing Agreement	(420)	—
Repurchases of common stock	(1,634)	(769)

Net cash used in financing activities	(1,507)	(727)

Net change in cash and cash equivalents	(1,538)	(4,672)
Cash and cash equivalents at beginning of period	7,824	10,467

Cash and cash equivalents at end of period	$6,286	$5,795

See accompanying notes to condensed consolidated financial statements - unaudited.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited

January 31, 2006

A.	Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), we have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. You should review these consolidated financial statements in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005, as filed with the SEC. The financial information we present in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period. Certain prior year balances have been reclassified to conform to the current year presentations.

We are an approximately 88% owned subsidiary of American Software, Inc., a publicly held provider of enterprise resource planning and supply chain management software solutions (NASDAQ – AMSWA).

B.	Principles of Consolidation

The condensed consolidated financial statements include the accounts of Logility, Inc., and its wholly owned subsidiary, DMI. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.

C.	Industry Segments

We have adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in one reportable segment, Collaborative Supply Chain Management, providing business-to-business collaborative commerce solutions to optimize supply chain operations for manufacturers, distributors and retailers.

D.	Comprehensive Income

We have adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. We have not included condensed consolidated statements of comprehensive income in the accompanying condensed consolidated financial statements since comprehensive income and net earnings presented in the accompanying condensed consolidated statements of operations would be substantially the same.

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

January 31, 2006

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. Fees are billed primarily under time and materials arrangements and are recognized as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14), the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenues in the consolidated statements of operations under services and other.

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

F.	Major Customer

No single customer accounted for more than 10% of our total revenues for the three and nine months ended January 31, 2006 and January 31, 2005.

G.	Net Earnings (Loss) per Common Share

Basic net earnings (loss) per common share available to common shareholders are based on the weighted-average number of common shares outstanding. For periods in which we have net earnings, diluted net earnings per common share available to common shareholders are based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

January 31, 2006

The numerator in calculating both basic and diluted earnings per common share for each period is the same as net earnings (loss). The denominator is based on the number of common shares as shown in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005
	(in thousands, except per share data)		(in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding	12,787	12,963	12,799	13,023

Dilutive effect of outstanding stock options	385	—	399	—

Total	13,172	12,963	13,198	13,023

Net earnings (loss):	$1,855	$(174)	$6,456	$(325)

Net earnings (loss) per common share:
Basic	$0.15	$(0.01)	$0.50	$(0.02)

Diluted	$0.14	$(0.01)	$0.49	$(0.02)

For the three months and nine months ended January 31, 2006, we excluded options to purchase 28,590 and 53,590 shares of common stock from the computation of diluted earnings per share. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. For the three months ended January 31, 2005, options to purchase 768,146 shares of common stock, and for the nine months ended January 31, 2005, options to purchase 674,900 shares of common stock would have been taken into account in calculating diluted loss per share were it not for the antidilutive effect of the net loss.

As of January 31, 2006, we had a total of 696,422 options outstanding and as of January 31, 2005, we had a total of 870,336 options outstanding.

H.	Acquisition

On September 30, 2004, Logility acquired, through a wholly-owned subsidiary certain assets and the distribution channel of privately-held Demand Management, Inc. (“DMI”), a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand, for $9.5 million in cash, less working capital and cash on hand, for a net cash consideration of $8.7 million. We have included the results of operations from DMI in the accompanying condensed consolidated financial statements effective October 1, 2004.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

January 31, 2006

The following unaudited pro forma information presents our results of operations for the nine months ended January 31, 2005 as if the acquisition had taken place at May 1, 2004 (in thousands, except per share data):

Nine Months Ended January 31, 2005
Total revenues	$22,040
Net earnings	(150)
Net loss per common share (basic)	(0.01)
Net loss per common share (diluted)	(0.01)
Weighted average number of common shares outstanding (basic)	13,023
Weighted average number of common shares outstanding (diluted)	13,023

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

January 31, 2006

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

Management has completed the purchase accounting related to this acquisition. During the quarter ended October 31, 2005, we reversed the purchase accounting accrual related to certain contingent liabilities, which totaled approximately $294,000 and reduced goodwill by this same amount.

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

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

January 31, 2006

The following table illustrates the pro forma effect on net earnings (loss) if we had applied the fair-value based method in each period:

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005
	(In thousands, except per share data)		(In thousands, except per share data)
Net earnings (loss) as reported	$1,855	$(174)	$6,456	$(325)
Less total stock-based compensation expense determined under fair value based method for all awards	(98)	(105)	(292)	(312)

Pro forma net earnings (loss)	$1,757	$(279)	$6,164	$(637)

Basic earnings (loss) per share:
As reported	$0.15	$(0.01)	$0.50	$(0.02)
Pro forma	$0.14	$(0.02)	$0.48	$(0.05)
Diluted earnings (loss) per share:
As reported	$0.14	$(0.01)	$0.49	$(0.02)
Pro forma	$0.13	$(0.02)	$0.47	$(0.05)

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

The Company will be adopting Statement 123(R) beginning May 1, 2006 and are currently in the process of evaluating the impact and which method will be adopted.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method may have a significant impact on our results of operations. The impact of adopting Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted 123(R) in prior periods, the Company believes the impact of that standard would have approximated the pro forma impact described above except for the impact of the write-off, against income tax expense, of the deferred tax asset associated with recognized compensation costs which were lower than those projected by the original valuation of the share-based payment. Statement 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options). In the past, the operating cash flows of the Company have not benefited from such excess deductions.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

January 31, 2006

J.	Agreements with American Software, Inc. (“ASI”)

We have entered into certain contractual arrangements with ASI, as described below. Because ASI owns a majority of our shares, the terms of these agreements do not reflect arm’s length negotiation. However, management believes that the rates negotiated in the agreements reflect fair market values.

Tax Sharing Agreement— In accordance with the Company’s Tax Sharing Agreement with ASI, the Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. However, all benefits derived from deferred tax assets, as defined in the Tax Sharing Agreement (which include net operating loss (NOL) and tax credit carryforwards), that arose prior to the Company’s initial public offering (originally in the amount of $6,188,000, of which $1,785,000 was used during 1998, 1999 and 2000) were allocated to ASI. Accordingly, the Company will not receive any economic benefit from the $4,228,000 of contributed gross deferred tax assets, which relate to pre-IPO NOLs, that still remain as of January 31, 2006 (see Note K below). Also, as of April 30, 2005 the Company has generated approximately $1,599,000 of net operating loss carryforwards (tax-effected) since the initial public offering which, under the terms of the Tax Sharing Agreement, can be used by the Company to avoid making a payment to ASI. Of the $1,599,000 of net operating loss carryforwards, approximately $350,000 relates to deductions from the exercise of stock options. The income tax benefit when this portion of NOL is realized will be credited to additional paid-in-capital. In accordance with FAS 109, these stock option NOLs will be the last to be utilized. To the extent the tax computation produces a tax benefit for the Company subsequent to the initial public offering, ASI will be required to pay such amounts to the Company only if and when realized by ASI by a reduction in income taxes payable with respect to the current tax period. At April 30, 2005, ASI had substantial net operating loss carryforwards, which must be utilized by ASI before the Company would receive payment for any currently generated tax benefits. Such net operating losses expire in varying amounts through 2022.

Services Agreement—We purchase or sell various services from or to ASI based upon various cost methodologies as described below:

Service	Cost methodology	Three months ended January 31, 2006	Three months ended January 31, 2005	Nine months ended January 31, 2006	Nine months ended January 31, 2005
• General corporate services, including accounting and insurance expense	Apportioned based on formula to all ASI subsidiaries	$292,000	$308,000	$872,000	$787,000

• Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	16,000	21,000	56,000	69,000

• Employee benefits services	Apportioned based on formula to all ASI subsidiaries	3,000	3,000	15,000	14,000

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

January 31, 2006

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

Facilities Agreement—We lease various properties from ASI for specified square foot rates pursuant to a Facilities Agreement dated August 1, 1997, which the parties have renewed automatically annually since the initial two-year term. The stated term of the agreement is for two years with automatic one year extensions; however, either party may terminate the agreement after a 90 day notice. ASI also allocates utilities, telephone and security expenses under this agreement based on our percentage of occupancy. Our lease of space at any facility under the agreement is limited by the term of the underlying lease between ASI and a landlord with respect to any facility leased by ASI and is subject to the disposition by ASI of any facility that ASI owns. The parties valued the services related to this agreement at $106,000 for the three months ended January 31, 2006, $105,000 for the three months ended January 31, 2005, $304,000 for the nine months ended January 31, 2006, and $314,000 for the nine months ended January 31, 2005.

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

Reseller Agreement—Effective May 1, 2005, we entered into a Memorandum of Understanding (MOU) with ASI for the resale of ASI products by Logility personnel. Specifically, we will pay a royalty equal to 30% of the net license fees recognized allocated to the ASI products sold, after discounts and revenue recognition adjustments. Any maintenance fees included in the arrangement will be pro-rated based on the net license fees. For the three and nine months ended January 31, 2006, we recorded royalty expenses of approximately $27,000 and $106,000 respectively. The related license fee revenues for such transactions are presented net of royalty expense in the accompanying condensed consolidated statements of operations, in accordance with EITF 99-19.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

January 31, 2006

K.	Income Taxes

During the nine months ended January 31, 2006, the Company recognized a deferred tax asset of approximately $4,364,000 by eliminating the income tax valuation allowance due to the improvement in the Company’s reported results and expected future taxable income In accordance with the Company’s tax sharing agreement with ASI, the Company will not receive any economic benefit from the contributed pre-formation deferred tax assets (including net operating losses and tax credit carryforwards) of approximately $4.4 million. As a result, the Company has recorded the expected payment to ASI for these amounts (“Deferred income taxes - due to American Software, Inc.”) to shareholders’ equity (“Additional paid-in capital”) as a distribution.

In accordance with the Company’s tax sharing agreement, the Company also recorded a distribution of approximately $420,000 to shareholders’ equity (“Additional paid-in capital”) and an increase in the related party payable (“Due to American Software, Inc.”) relating to capitalized software contributed by ASI to Logility.

L.	Lease Commitments

We occupy our principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note “J”). Amounts allocated to the Company for rent expense for these facilities were $71,000 for the three months ended January 31, 2006, $213,000 for the nine months ended January 31, 2006, $70,000 for the three months ended January 31, 2005, and $218,000 for the nine months ended January 31, 2005. The Facilities Agreement, summarized above, is the basis for the calculation of these amounts. In addition, we have various other operating and facilities leases. Expense under these operating and facilities leases was $84,000 for the three months ended January 31, 2006, $379,000 for the nine months ended January 31, 2006, $190,000 for the three months ended January 31, 2005 and $481,000 for the nine months ended January 31, 2005.

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

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad. In recent years, the weakness in the overall world economy, and the U.S. economy in particular, has resulted in reduced expenditures in the business software market. Overall Information Technology spending, while still relatively weak when compared to the period prior to the last economic downturn, appears to be improving steadily. We believe Information Technology spending has continued to improve during Fiscal 2006 and will continue to improve as increased global competition forces companies to improve productivity by upgrading their technology environment systems.

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

We currently view the following factors as the primary opportunities and risks associated with our business:

•	The opportunity to expand the depth and number of strategic relationships with leading enterprise software providers, systems integrators and service providers to integrate our software solutions into their services and products and to create joint marketing opportunities; we currently have a number of marketing alliances, including those with SAP, IBM and SSA Global Technologies;

•	The opportunity for select acquisitions or investments to provide opportunities to expand our sales distribution channels, industry verticals, geographic reach and/or broaden our product offering by providing additional solutions for our target markets;

•	Our dependence on, and the risks associated with, the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control;

•	The risk that our competitors may develop technologies that are substantially equivalent or superior to our technology; and

•	The risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive; some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

Business Acquisition

On September 30, 2004, we acquired certain assets and the distribution channel of privately-held Demand Management, Inc., a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions brand. The acquisition provided more than 800 active customers in the growing small and midsize business (SMB) market, which brought our customer base to approximately 1,100 companies, located in 70 countries and gives us what we believe to be the largest installed base of supply chain planning customers among application software vendors. Since the acquisition, we have continued to market and sell the Demand Solutions product line to the market through Demand Management’s existing value-added reseller distribution network. We will also continue to offer the Logility Voyager Solutions™ suite to our traditional target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2006 and 2005:

	Percentage of Total Revenues		Pct. Change in Dollars
	2006	2005	2006 vs 2005
Revenues:
License	40%	34%	65%
Services and other	14	17	11
Maintenance	47	49	36

Total revenues	100	100	41

Cost of revenues:
License	7	18	(50)
Services and other	8	10	21
Maintenance	12	14	17

Total cost of revenues	26	42	(12)

Gross margin	74	58	79

Operating expenses:
Research and development	18	22	12
Less: Capitalizable software	(5)	(10)	(24)
Sales and marketing	28	29	36
General and administrative	11	19	(18)
Amortization of acquisition-related intangibles	1	1	11

Total operating expenses	52	61	20

Operating income (loss)	22	(3)	1,070
Investment impairment	—	—	—
Other income, net	2	1	348

Earnings (loss) before income taxes	24	(2)	1,477
Income tax expense	6	—	nm

Net earnings (loss)	18%	(2)%	1,166%

nm - not meaningful

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2006 and 2005:

	Percentage of Total Revenues		Pct. Change in Dollars
	2006	2005	2006 vs 2005
Revenues:
License	37%	26%	123%
Services and other	15	21	14
Maintenance	48	53	41

Total revenues	100	100	57

Cost of revenues:
License	9	17	(15)
Services and other	10	11	34
Maintenance	11	12	50

Total cost of revenues	30	40	18

Gross margin	70	60	83

Operating expenses:
Research and development	19	25	20
Less: Capitalizable software	(7)	(12)	(15)
Sales and marketing	28	33	31
General and administrative	13	16	28
Amortization of acquisition-related intangibles	1	1	150

Total operating expenses	54	63	36

Operating income (loss)	16	(3)	936
Investment impairment	(1)	(1)	60
Other income, net	2	2	92

Earnings (loss) before income taxes	17	(2)	1,507
income tax benefit	(7)	—	nm

Net earnings (loss)	24%	(2)%	2,086%

nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED

JANUARY 31, 2006 AND 2005:

REVENUES:

For the quarter ended January 31, 2006, the increase in revenues from the three months and nine months ended January 31, 2005 was primarily attributable to increases in license fee and maintenance revenues as well as to a lesser extent an increase in services revenue. The primary reasons for these increases were improved selling environment and better sales execution in contracting license fees this quarter compared to the same period in the prior year. We believe that in recent quarters economic and industry conditions have improved, and market receptiveness for our products has improved as a result of an increase in business spending on supply chain software technology. International revenues represented approximately 12% of total revenues for both the three months ended January 31, 2006 and the same period a year ago. International revenues represented approximately 14% of total revenues for the nine months ended January 31, 2006, compared to approximately 10% in the corresponding nine-month period a year ago. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period. No single customer accounted for more than 10% of our total revenues in the three months or nine months ended January 31, 2006 and January 31, 2005.

LICENSES. The increase in license fees in the three and nine months ended January 31, 2006 was primarily the result of the improved selling environment and better sales execution in contracting license fees. The direct sales channel provided approximately 82% of license fee revenues for the three months ended January 31, 2006 and 79% of license fee revenues for the nine months ended January 31, 2006. This is compared to approximately 56% and 72% in the comparable periods a year ago. This increase was due primarily to an increase in license fee sales through our direct channel and a slight decrease in license fee sales associated with DMI, which principally uses indirect sales channels. For the three and nine months ended January 31, 2006, our margins after commissions on direct sales were approximately 82% and 88%, and our margins after commissions on indirect sales were approximately 53% and 50%.

SERVICES AND OTHER. The increases in services and other revenues for the three and nine months ended January 31, 2006 from the corresponding periods in the previous fiscal year were primarily the result of an increase in overall software implementation services related to increased license fees in recent periods. This increase was partially offset by a decrease in services at DMI due to timing of project work. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. The increases in maintenance revenues for the three and nine months ended January 31, 2006 compared to the corresponding periods in the previous fiscal year were primarily the result of the DMI acquisition and to a lesser extent this increase in license fees in the prior periods resulted in increase maintenance revenues in the current quarter. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Three months ended January 31,				Nine months ended January 31,
($000’s omitted)	2006		2005		2006		2005
Gross margin on license fees:	$3,348	84%	$1,120	46%	$7,456	74%	$1,490	33%
Gross margin on services and other:	$541	40%	$549	45%	$1,558	38%	$1,707	47%
Gross margin on maintenance:	$3,539	75%	$2,477	72%	$9,975	76%	$7,189	78%

Total gross margin:	$7,428	74%	$4,146	58%	$18,989	70%	$10,386	60%

For the three and nine months ended January 31, 2006, the increase in total gross margin percentage was due primarily to an increase in license fee gross margin percentages, partially offset by decreases in gross margin percentage on services and other revenues.

LICENSES. The increase in gross margin percentage on license fees for the three and nine months ended January 31, 2006 was due primarily to higher license fee revenues, and to a lesser extent decreased expense related to amortization of capitalized software development costs. These factors were partially offset by increased license fee revenues from the indirect channel, principally from DMI, which yields approximately 50% after agent commissions compared to approximately 90% margins after commissions for direct sales. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees, and to a lesser degree are related to the variable expense of DMI’s agent commissions. We expect capitalized software amortization to increase in the forth quarter of fiscal 2006 as projects achieve “general availability” and amortization commences.

SERVICES AND OTHER. For the three and nine months ended January 31, 2006, the decrease in services and other gross margin percentage was due primarily to the timing of some billable projects that resulted in a lower than normal billable utilization rate particularly at DMI. Services and other gross margin normally is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively fixed in the short term.

MAINTENANCE. For the three months ended January 31, 2006, maintenance gross margin percentage increased due increase maintenance revenue and the end of the impact of the purchase accounting write-down in DMI’s deferred revenues associated with technical support services. For the nine months ended January 31, 2006, maintenance gross margin percentage was negatively impacted by the DMI acquisition for two primary reasons: 1) the purchase accounting write-down in DMI’s deferred revenues associated with technical support services resulted in lower maintenance revenues that would have otherwise been recognized in the first half of fiscal 2006, and 2) agent commission expense related to maintenance revenues generated by the indirect channel. We expect maintenance revenues and related margins for DMI during comparable future periods to increase, assuming retention of the current customer base.

EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended ($000’s omitted)
	January 31, 2006	Percent Change	January 31, 2005
Gross product research and development costs	$1,787	12%	$1,591
Percentage of total revenues	18%		22%
Less: Capitalized computer software research and development costs	$(537)	(24)%	$(703)
Percentage of gross product research and development costs	30%		44%

Product research and development expenses	$1,250	41%	$888
Percentage of total revenues	12%		12%
Total amortization of capitalized computer software development costs	$225	(60)%	$556

	Nine Months Ended ($000’s omitted)
	January 31, 2006	Percent Change	January 31, 2005
Gross product research and development costs	$5,183	20%	$4,326
Percentage of total revenues	19%		25%
Less: Capitalized computer software research and development costs	$(1,771)	(15)%	$(2,084)
Percentage of gross product research and development costs	34%		48%

Product research and development expenses	$3,412	52%	$2,242
Percentage of total revenues	13%		13%
Total amortization of capitalized computer software development costs	$1,175	(44)%	$2,080

For the three and nine months ended January 31, 2006, capitalized software development costs decreased while gross product research and development costs increased when compared to the prior year period. This change was primarily due to the DMI acquisition, which added gross R&D costs, but did not capitalize any R&D costs during the period. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects in the pipeline. However, we expect capitalized software amortization to increase in the fourth quarter of fiscal 2006 as projects achieve “general availability” and amortization commences.

SALES AND MARKETING. For the three months ended January 31, 2006, sales and marketing expenses were $2.8 million, a 36% increase from the comparable period a year ago; for the nine months ended January 31, 2006, sales and marketing expenses of $7.5 million was a 31% increase from the comparable period a year ago. These increases were due primarily to an increase in sales and marketing expense resulting from the DMI acquisition and to a lesser extent due to an increase in the overall company sales commissions as a result of higher license fee sales. We generally include commissions on indirect sales in cost of sales.

GENERAL AND ADMINISTRATIVE. For the three and nine months ended January 31, 2006, the increase in general and administrative expenses was due to an accrual for performance based compensation expenses, the DMI acquisition and an increase in audit fees. For the ended January 31, 2006, the total number of employees was approximately 139 compared to approximately 139 for the same period last year.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Acquisition-related intangible assets of DMI are stated at historical cost and include certain intangible assets with definitive lives. We are amortizing these intangible assets on a straight-line basis over their expected useful lives of three to six years.

OTHER INCOME:

Other income is principally comprised of investment earnings. For the three months ended January 31, 2006, the investment earnings increased to $224,000 when compared to the same period last year of $50,000 due primarily to an increase in interest rates, particularly on money market accounts. For the three months and nine months ended January 31, 2006, these investments generated an annualized yield of approximately 3.3% and 3.1% compared to approximately 1.8% for both the three months and nine months ended January 31, 2005. These investment earnings were partially offset by a write-down of a minority investment of $160,000 in the quarter ended October 31, 2005 and a write-down of a minority investment of $100,000 in the quarter ended October 31, 2004.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software; however, we provide for income taxes as if we were filing a separate income tax return. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. Due to the improvement of our reported results and projection of future taxable income, we have recognized a tax asset and have eliminated the valuation allowance against our recognizable net deferred tax assets in the quarter ended October 31, 2005, approximately

$350,000 of which was credited to additional paid-in capital, in accordance with SFAS No. 109. We recorded $541,000 in income tax expense in the quarter ended January 31, 2006 as a result of our current fiscal 2006 forecasted results exceeding the fiscal 2006 forecast estimate we used to reduce the valuation allowance in the second quarter. We anticipate recording an income tax expense in the fourth quarter of fiscal 2006 as well.

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

The following tables show summary information about our cash flows and liquidity positions during the three months ended January 31, 2006 and 2005. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

	Nine Months Ended January 31 (in thousands)
	2006	2005
Net cash provided by operating activities	$4,357	$3,872
Net cash used in investing activities	(4,388)	(7,817)

Net cash used in financing activities	(1,507)	(727)

Net change in cash and cash equivalents	$(1,538)	$(4,672)

For the nine months ended January 31, 2006, the increase in cash provided by operating activities when compared to the same period last year was due primarily to the net earnings increase when compared to a net loss in the comparable period. This increase was partially offset by a non-cash tax benefit. The decrease in cash used in investing activities when compared to the prior year period was due primarily to the purchase of DMI in the second fiscal quarter of fiscal 2005 for $8.7 million. Cash used in financing activities increased when compared to the prior year period, due primarily to increased repurchases of our common stock.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated (used) by our activities:

	As of January 31, (in thousands)
	2006	2005
Cash and cash equivalents	$6,286	$5,795
Investments	20,415	17,338

Total cash and investments	$26,701	$23,133

Net change in total cash and investments (nine months ended January 31)	$982	$(7,698)

The change in total cash generated for the nine months ended January 31, 2006 when compared to cash used in the comparable period in the prior year was due primarily to the changes in operating assets and liabilities noted above.

Days Sales Outstanding in accounts receivable were 78 days as of January 31, 2006, compared to 78 days as of January 31, 2005. This decrease was due primarily to improved collection efforts after the DMI acquisition initially caused an increase in our accounts receivable. Our current ratio on January 31, 2006 was 2.1 to 1, compared to 1.9 to 1 on April 30, 2005.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $26.7 million in cash and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor American Software currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998, at which time we adopted an additional repurchase plan for up to 800,000 shares. In February 2003, our Board of Directors approved a resolution authorizing us to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility’s common stock and management’s assessment of our liquidity and cash flow needs. For all repurchase plans, through January 31, 2006, we had purchased a cumulative total of approximately 1,281,000 shares at a total cost of approximately $7.7 million. In the first quarter of fiscal 2006, we purchased approximately 272,000 shares of our common stock at an average price of $6.00 per share for a total price of $1.6 million. We did not make any repurchases of our common stock in the quarter ended January 31, 2006. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under existing repurchase programs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the quarter ended January 31, 2006, we generated approximately 12% of our revenues outside the United States. We usually make international sales directly through our foreign operations or through value added resellers. We typically denominate these sales in U.S. Dollars, British Pounds Sterling, or Euros. However, we denominate the expenses that we incur in our foreign operations in the local currency. The effects of foreign exchange rate fluctuations have not historically had a material impact on our financial consolidated statements. In addition, a 10% movement in foreign currency rates would not have a material impact on our financial condition or results of operations. We have not engaged in any hedging activities.

Interest rates and other market risks.. We have no debt, so we have limited our discussion of interest rate risk to risks associated with our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. Dollars. The fair market value and carrying value of securities held at January 31, 2006 were both approximately $26 million.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2006. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as a result of the material weaknesses disclosed in our annual report on Form 10-K and the ongoing remediation efforts discussed below, certain disclosure controls and procedures were not effective as of January 31, 2006.

Changes in Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the fiscal year ended April 30, 2005, management identified material weaknesses in internal control over financial reporting related to Revenue Recognition and Accounting for Income Taxes. Accordingly, management concluded that our internal control over financial reporting was not effective as of April 30, 2005. Since that time, we implemented additional internal control over financial reporting to remediate these material weaknesses. These control improvements included:

Revenue recognition

•	We have implemented a policy which lowered the threshold of license revenue contracts that must be reviewed by corporate headquarters.

•	We have implemented lower thresholds for required reviews of revenue related analyses and calculations for license revenue contracts including a secondary review of the Company’s non-standard multiple element arrangements.

•	We have implemented the use of review templates to help ensure accuracy and identify changes to standard terms and conditions

Accounting for income taxes

•	We have implemented enhanced procedures for the preparation and review of the accounting for income taxes, including hiring a regional accounting firm to further assist in the preparation on a quarterly and annual basis.

•	We implemented review procedures to monitor and evaluate the realization of our deferred tax assets.

•	We have accelerated the timing of the preparation of the quarterly and annual income tax provision and enhancing the levels of review of supporting documentation.

•	We have engaged a regional accounting firm specializing in, among other things, tax and consulting services, to further assist the Company in its preparation of the quarterly and annual income tax provision.

In addition, we are in the process of making further changes to our internal control over financial reporting as described below:

Revenue recognition

•	We are carrying out additional training of accounting personnel as it relates to revenue recognition standards.

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

Item 1A. Risk Factors

We have no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the quarter ended January 31, 2006:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2005 through November 30, 2005	0	$0.00	0	268,896
December 1, 2005 through December 31, 2005	0	$0.00	0	268,896
January 1, 2006 through January 31, 2006	0	$0.00	0	268,896

Total Fiscal 2006 Third Quarter	0	$0.00	0	268,896

*	The above share purchase authority was approved by our Board of Directors in November 1998 and in February 2003, when the Board approved resolutions authorizing us to repurchase an aggregate of up to 1.2 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

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

LOGILITY, INC.

Date: March 9, 2006	By:	/s/ J. Michael Edenfield
J. Michael Edenfield President and Chief Executive Officer

Date: March 9, 2006	By:	/s/ Vincent C. Klinges
Vincent C. Klinges Chief Financial Officer

Date: March 9, 2006	By:	/s/ Herman L. Moncrief
Herman L. Moncrief Controller and Principal Accounting Officer