Form 10-K
period 2006-04-30
LOGILITY INC
filed 2006-07-14
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

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

Common Stock, No Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, 12,737,716 Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of the Common Stock as quoted on the NASDAQ National Market System at October 31, 2005) of the shares of Common Stock held by non-affiliates was approximately $6.9 million. At July 10, 2006, 12,898,676 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

Portions of the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

LOGILITY, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2006

PART I

Item 1.	Business

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our stockholders and to the public. This report contains forward-looking statements, including, in particular, statements about our goals, plans, objectives, beliefs, expectations and prospects, under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You can identify these statements by forward-looking words such as “anticipate,” “intend,” “plan,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive,” “will,” “seek,” “estimate,” “believe,” “expect,” and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

•	results of operations;

•	liquidity, cash flow and capital expenditures;

•	demand for and pricing of our products and services;

•	acquisition activities and the effect of completed acquisitions;

•	viability and effectiveness of strategic alliances;

•	industry conditions and market conditions; and

•	general economic conditions.

Although we believe that the goals, plans, expectations, and prospects reflected by our forward-looking statements are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, undetected software errors, and risks associated with market acceptance of our products, the challenges and risks associated with integration of acquired product line and companies, and services as well as a number of other risk factors that could affect our future performance. Factors that could cause or contribute to such differences include, but are not limited to, those we discuss under the section captioned “Risk Factors” in Item 1A of this Form 10-K as well as the cautionary statements and other factors that we discuss in other sections of this Form 10-K.

Company Overview

Logility, Inc. (“Logility” or the “Company”) was incorporated as a Georgia corporation in 1996. Logility provides supply chain management (SCM) solutions to streamline and optimize the market planning, management, production, and distribution of products for manufacturers, suppliers, distributors, and retailers. The supply chain refers to the complex network of business relationships with trading partners (customers, suppliers and carriers) used to forecast, source, manufacture, store, and deliver products and services to multiple locations and customers by various modes of transportation. Supply chain operations include forecasting, demand management, supply planning, sourcing, manufacturing, logistics, warehouse management, and transportation operations both within an enterprise as well as with other business-to-business collaborative processes between customers, suppliers and carriers. Our solutions enable enterprises to increase their market visibility to build competitive advantages and increase profitability by reducing costs, increasing revenues, improving operational efficiencies and collaborating with suppliers and customers to more effectively respond to dynamic market conditions.

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

The supply chain execution function addresses procuring, manufacturing, warehousing, order fulfillment and distributing products throughout the supply chain. Within the supply chain execution function, organizations are increasing their focus on the effective management of warehouse and transportation operations and the need for integration with planning systems and other enterprise applications, in order to increase the efficient and effective fulfillment of customer orders in both the business-to-business and the business-to-consumer sectors.

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

Logility Products and Services

Leveraging our supply chain management expertise, Logility has been an innovator in developing and deploying supply chain solutions, with our first Internet-based collaborative planning solution implemented in 1996. We continue to invest and expand our innovative solutions, which support the Collaborative Planning, Forecasting and Replenishment (CPFR®) standards defined by the Voluntary Interindustry Commerce Standards Association (VICS). Our systems also support other emerging collaborative supply chain management standards for transportation and distribution center management such as collaborative transportation management (CTM), and radio frequency identification (RFID), a technology that uses radio waves to uniquely identify items as well as packaging such as cartons, containers and pallets.

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

With more than 1,100 customers in 70 countries, Logility is a leading provider of collaborative supply chain solutions that help small, medium, and large as well as Fortune 1000 companies realize substantial bottom-line results. We maintain two product suites, Logility Voyager Solutions and Demand Solutions, marketed, sold and distributed through both direct and indirect sales channels. The Logility Voyager Solutions suite of products features performance monitoring capabilities in a single Internet-based framework and provide supply chain visibility; demand, inventory and replenishment planning; supply and global sourcing optimization; manufacturing planning and scheduling; transportation planning and execution; and warehouse management. The Demand Solutions product suite provides forecasting, demand planning, replenishment and point-of-sale analysis for maximizing profits for small to midsize manufacturing, distribution and retail operations.

We have licensed one or more modules of Logility Voyager Solutions or Demand Solutions to companies worldwide, including Avery Dennison Corporation, Bissell, Farnell InOne, Florida Power & Light, Huhtamaki (UK) Limited, Hyundai Motor America, ICI Paints, Komatsu, Leviton Manufacturing Company, L’Oreal USA, Malt-O-Meal Company, Pernod-Ricard, Pfizer, Porsche, Remington Products Company, Shaw Industries, Sigma Aldrich, Standard Motor Products, The Coleman Company, Under Armour Performance Apparel, VF Corporation, and xpedx. We sell products and services through direct and indirect channels. We derived approximately 14% of our revenues in the fiscal year ended April 30, 2006 from international sales.

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

Voyager Sales and Operations Planning™ enables companies to streamline and accelerate synchronizing supply and demand across global operations. With Voyager Sales and Operations Planning, companies can more easily track key performance indicators, measure and compare multiple business plans, optimize sale plans and automate data gathering and reporting.

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

SUPPLY CHAIN PLANNING

Logility Voyager Solutions optimize material, inventory, production and distribution assets by synchronizing supply and demand. Simultaneously, multiple supply chain planning models generate plans based on constraints as well as various sourcing, production and distribution options.

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

SUPPLY CHAIN EXECUTION

Logility Voyager Solutions provide industry-leading capabilities for optimizing both warehouse and transportation operations. These solutions systematically balance logistics strategies, customer service policies, carrier effectiveness, inventory management, and radio frequency identification (RFID) solutions to spur improvements that favorably impact profitability.

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

Chemicals, Oil & Gas, Life Sciences
Consumer Goods	Apparel

Avery Dennison Corporation	Brown Shoe Company	BP Lubricants

Ashley Furniture	Columbia Sportswear Company	Cambrex Karlskoga AB

Alberto-Culver Company	Polo Ralph Lauren	Chamberlin-Edmonds

Basic American Foods	Rafaella Apparel Group	Cole Parmer

Bissell Homecare	Russell Corporation	Dow Chemical Company

Constellation Wines	Savane	Facet Technologies

Dawn Foods	Under Armour Performance Apparel	Fisher Scientific International

Farley’s & Sathers Candy Company	Warnaco	Genencor International

Hamilton Beach Proctor-Silex	Williamson-Dickie Manufacturing	Millipore

Haverty Furniture Company	VF Corporation	Pfizer, Inc.

Hooker Furniture		Sigma-Aldrich Corporation

Huhtamaki UK		Stepan Company

Johnson Polymer	Manufacturing and Distribution	WM Barr & Company

Leviton Manufacturing Company	A.O. Smith Water Products

L’Oreal USA	Corning Cable Systems	Aftermarket Service Parts

Malt-O-Meal Company	Dal-Tile Corporation	Ad Plastik

Maybelline Inc.	Intertape Polymer Group	Donaldson Company

McCain Foods	Mercury Marine	Farnell InOne

Mills Pride	Mohawk Industries	Florida Power & Light

O’Sullivan Furniture	Mohawk Paper	Holley Carburetors

Parmalat	Robert Horne Paper Company	Hyundai Motor America

Pernod-Ricard	School Specialty	Komatsu America International

Rand McNally	Shaw Industries	Komatsu Europe International

Reckitt Benckisen	Snap On, Incorporated	Peugeot International

Remington Products Company	Sprint PCS	Porsche Cars North America

Republic Beverage Company	Tyco Safety Products	Remy International

Rich Seapak Corporation	Tyco Plastics and Adhesives	Rheem Manufacturing

Rockline Industries	Union Camp	Robert Horne Paper Company

The Coleman Company	Weyerhauser	Saab Aircraft

Xerox Global Solutions	xpedx	Standard Motor Products

Wrigley Company

No single customer accounted for 10% or more of our total revenues during fiscal year 2006. We typically experience a slight degree of seasonality, reflected in a slowing of services revenues during the annual winter holiday season, which occurs in the third quarter of our fiscal year. We are not reliant on government customers.

Sales and Marketing

With the acquisition of Demand Management, we became a more formidable organization with a broader target market and proven direct and indirect sales channels. We now offer the most widely used supply chain planning solutions in the world and are the only vendor that can meet the diverse needs of the small, midsize, large and Fortune 1000 businesses.

We will continue to develop and market both the Logility Voyager Solutions and the Demand Solutions product suites through both direct and indirect sales channels. We conduct our principal sales and marketing activities from corporate headquarters in Atlanta, Georgia, and in St. Louis, Missouri where Demand Management, Inc., our wholly-owned subsidiary, is located. We have sales and/or support offices in Boston, Chicago, Dallas, and Pittsburgh. We manage sales channels outside of North America from our international offices in the United Kingdom and Spain.

We have a number of marketing alliances, including those with IBM, SAP, and SSA Global Technologies (“SSA”). Generally, these marketing alliance agreements provide the vendors with non-exclusive rights to market our products and access to our marketing materials and product training. Some highlights of these agreements are as follows:

•	IBM—we entered into an agreement with IBM on March 17, 2000 pursuant to which we modified our Supply Chain products, with IBM’s technical and financial assistance, to operate with IBM’s eServer iSeries (AS/400) platform. Also, we agreed to market and support the IBM-compatible supply chain products that resulted from our efforts. IBM may also market our supply chain products and refer potential customers to us.

•	SAP—On January 23, 2006, we were named a SAP® Business One Partner to provide supply chain solutions for the small and midsize business market in the United States. We will integrate our Demand Solutions application suite with SAP Business One to drive supply chain improvements for small and midsize businesses (SMB). Demand Solutions will extend the core business automation capabilities of SAP Business One and provide critical supply chain expertise to help customers predict future demand and make informed decisions to optimize inventory turns, customer service levels and profitability.

•	SSA Global Technologies—On November 17, 2001, we granted SSA a worldwide, non-exclusive license to name, package, market, distribute and supply the Logility Voyager Solutions suite as “BPCS (Business Planning and Control Software) Collaborative Commerce powered by Logility.” In exchange, SSA agreed to use all reasonable efforts to promote and sell the software. This agreement had an original expiration date of April 30, 2004, but is automatically extended for additional one year periods, unless either party terminates the agreement by giving 90 days written notice.

In addition to these marketing alliances, we have developed a network of international agents who assist in selling our products outside the United States. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. These independent distributors and resellers, located in Canada, South America, Europe and the Asia/Pacific region, distribute our product lines in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products. With the acquisition of Demand Management, we gained access to a global distribution channel consisting of 23 organizations with sales, implementation and support resources serving customers in 70 countries.

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

Licenses

Like many business application software firms, our software revenue consists principally of fees generated from licensing our software products. In consideration of the payment of license fees, we typically grant nonexclusive, nontransferable, perpetual licenses, which are primarily business unit, user-specific and geographically restricted. Our standard license agreement contains provisions designed to prevent disclosure and unauthorized use of our software. In these agreements we warrant that our products will function in accordance with the specifications set forth in our product documentation. A large portion of the license fee is generally payable upon the delivery of the licensed system which includes software and product documentation, with the balance due upon installation.

The prices for our products are typically functions of the number of modules licensed and the number of servers, users and sites for which the solution is designed and deployed.

Customer Service and Support

We provide the following services and support to our customers:

Implementation Support: We offer our customers a professional and proven implementation program that facilitates rapid implementation of our software products. Our consultants help customers define the nature of their project, and subsequently proceed through the implementation process. We provide training for all users and managers involved. We first establish measurable financial and logistical performance indicators, and then evaluate them for conformance during and after implementation. Additional services beyond implementation can include post-implementation reviews and benchmarks to further enhance the benefits to customers.

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

The current release of Logility Voyager Solutions is version 7.5. This version uses an Internet-based architecture for maximum scalability and messaging functionality that supports the increasingly distributed nature of supply chain planning, global sourcing, supply chain execution and collaborative commerce. Logility Voyager Solutions interface with software of leading ERP vendors such as SAP, Oracle, and SSA Global Technologies.

The current release of Demand Solution One is version 9.1 and the current release of Demand Solutions Stores is version 4.1. These products are designed to work with a wide variety of MRP, ERP and legacy enterprise applications.

Our client/server and Internet-based solutions, which utilize the latest technologies, will be important for our long-term growth. As of April 30, 2006, we employed 61 persons in product research, development and enhancement activities.

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

We provide our software products to customers under non-exclusive license agreements. As is customary in the software industry, in order to protect our intellectual property rights, we do not sell or transfer title to our products to our customers. Although the license agreements place restrictions on the customer’s use of our products, unauthorized use of our products nevertheless may occur. In addition, we have licensed the source code for our software to American Software, which owns approximately 88% of our common stock, on a limited basis to enable American Software to perform warranty, maintenance and support obligations for certain customers, for which it is responsible under certain license agreements that were not assigned to us in connection with the formation of Logility.

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

Expand Indirect Channels to Increase Market Penetration. We believe that key relationships with value-added resellers (VARs) will increase sales and expand market penetration of our products and services. For example, on January 23, 2006, we were named a SAP® Business One Partner to provide supply chain solutions for the small and midsize business market in the United States. We will integrate our Demand Solutions application suite with SAP Business One to drive supply chain improvements for small and midsize businesses (SMB). Demand Solutions will extend the core business automation capabilities of SAP Business One and provide critical supply chain expertise to help customers predict future demand and make informed decisions to optimize inventory turns, customer service levels and profitability. In addition, the acquisition of Demand Management added 9 domestic and 14 international VARs to our indirect channel in fiscal 2005. This experienced global distribution network significantly expands Logility’s reach and provides sales, implementation and support resources serving customers in 70 countries.

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

Increase Penetration of International Markets. In the fiscal year ended April 30, 2006, we generated 14% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. The acquisition of Demand Management added 9 domestic and 14 international VARs to our indirect channel in fiscal 2005. This experienced global distribution network significantly expands our reach and provides sales, implementation and support resources serving customers in 70 countries. We intend to further expand our international presence by creating additional relationships with distributors in South America, Europe, and the Asia/Pacific region.

Expand Strategic Relationships. We intend to expand the depth and number of strategic relationships with leading enterprise software, systems integrators and service providers to integrate the Logility Voyager Solutions suite into their services and products and to create joint marketing opportunities. We have a number of marketing alliances, including those with IBM and SAP. In addition, we have developed a network of international agents who assist in the sale and support of our products. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position.

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

Employees

As of April 30, 2006, we had 139 full-time employees, consisting of 30 in sales and marketing, 61 in product development, 40 in customer support and implementation services and 8 in administration and finance. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe our employee relations are good. We have never had a work stoppage and no employees are represented under collective bargaining arrangements.

Item 1A.	Risk Factors

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

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended April 30, 2006, 2005 and 2004 contained elsewhere in this Form 10-K.

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

We directly compete with other supply chain software vendors, including SAP, Manugistics, I2 Technologies, JDA Software, Oracle, and Red Prairie, as well as potentially with ERP software providers. Some of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. The supply chain software market has experienced significant consolidation. This consolidation has included numerous mergers and acquisitions, including takeovers such as the Oracle/Peoplesoft transaction. As a result, some prospective buyers are experiencing reluctance in purchasing applications that could have a short lifespan due to an acquisition resulting in the application’s life being abruptly cut short. In addition, increased competition and consolidation in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect us. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from a larger vendor than us since those larger vendors offer a wider range of products. Furthermore, certain of these larger vendors such as Oracle Corporation may be capable of bundling their software with their database applications, which underlie a significant portion of our installed applications. When we compete with these larger vendors for new customers, we believe that these larger businesses often attempt to use their size as a competitive advantage against us. Oracle Corporation’s purchase of Peoplesoft, Inc., Retek Inc., and Siebel Systems, Inc., and other consolidations in the software industry, have fueled uncertainty among customer prospects.

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

In addition, we compete with a variety of more specialized software and services vendors, including:

•	Internet (on demand) software vendors;

•	single-industry software vendors;

•	merging enterprise resource optimization software vendors;

•	human resource management software vendors;

•	financial management software vendors;

•	merchandising software vendors;

•	services automation software vendors; and

•	outsourced services providers.

As a result, the market for supply chain software applications has been and continues to be intensely competitive. Some competitors are increasingly aggressive with their pricing, payment terms and/or issuance of contractual warranties, implementation terms or guarantees. Third party service companies may offer competing maintenance and implementation services to our customers and thereby reduce our opportunities to provide those services. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms to customers. We expect competition to persist and intensify, which could negatively impact our operating results and market share.

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

These factors and other specific accounting requirements under U.S. Generally Accepted Accounting Principles (GAAP) for software revenue recognition require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria under GAAP for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in many transactions. Therefore, it is possible that from time to time we may license our software or provide services with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed.

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

We believe manufacturers, wholesalers and retailers remain cautious in their level of investment in information technology during the difficult economic cycle of the last few years, and the uncertainty related to the threat of future terrorist attacks and any continued conflict in Iraq. We remain concerned about weak and uncertain economic conditions, consolidations and the movement of manufacturing to offshore, global sourcing partners in certain markets. These industries will be negatively impacted if weak economic conditions or fear of additional terrorist attacks and wars persist for an extended period of time. Weak and uncertain economic conditions have in the past, and may in the future, negatively impact our revenues, including potential deterioration of our maintenance revenue base as customers look to reduce their costs, elongation of our selling cycles, and reduction in the demand for our products. As a result, it is difficult in the current economic environment to predict exactly when specific software licenses will close. In addition, weak and uncertain economic conditions could impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our business, our quarterly or annual operating results and our financial condition.

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

Because license and implementation fees for our software products are substantial and the decision to purchase our products typically involves members of our customers’ senior management, the sales process for our solutions is lengthy and can exceed one year. Accordingly, the timing of our license revenues is difficult to predict, and the delay of an order could cause our quarterly revenues to fall substantially below our expectations and those of public market analysts and investors. Moreover, to the extent that we succeed in shifting customer purchases away from individual software products and toward more costly integrated suites of software and services, our sales cycle may lengthen, which could increase the likelihood of delays and cause the effect of a delay to become more pronounced. Delays in sales could cause significant shortfalls in our revenues and operating results for any particular period. Also, it is difficult for us to forecast the timing and recognition of revenues from sales of our products because our existing and prospective customers often take significant time evaluating our products before licensing them. The period between initial customer contact and a purchase by a customer may vary from nine months to more than one year. During the evaluation period, prospective customers may decide not to purchase or may scale down proposed orders of our products for various reasons, including:

•	reduced demand for supply chain software solutions;

•	introduction of products by our competitors;

•	lower prices offered by our competitors;

•	changes in budgets and purchasing priorities; and

•	reduced need to upgrade existing systems.

Our existing and prospective customers routinely require education regarding the use and benefits of our products. This may also lead to delays in receiving customers’ orders.

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

The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products or services in an effort to recapture or gain market share or to sell other products or services, we may need to lower prices or offer other favorable terms in order to compete successfully. For these and other reasons, in the future, we may choose to make changes to our pricing practices. For example, we may (i) offer additional discounts to customers, (ii) increase (or decrease) the use of pricing that involves periodic fees based on the number of users of a product, or (iii) change maintenance pricing. Such changes could reduce margins or inhibit our ability to sell our products.

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

If our customers lose confidence in the security of data on the Internet, our revenues could be adversely affected.

Maintaining the security of computers and computer networks is an issue of critical importance for our customers. Attempts by experienced computer programmers, or hackers, to penetrate client network security or the security of web sites to misappropriate confidential information are currently an industry-wide phenomenon that affects computers and networks across all platforms. Despite efforts to address these risks, actual or perceived security vulnerabilities in our products (or the Internet in general) could lead some customers to seek to reduce or delay future purchases or to purchase competitors’ products which are not Internet-based applications. Customers may also increase their spending to protect their computer networks from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenues.

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

We may be unable to retain or attract customers if we do not develop new products and enhance our current products in response to technological changes and competing products.

As a software company, we have been required to migrate our products and services from mainframe to customer-server to web-based environments. In addition, we have been required to adapt our products to emerging standards for operating systems, databases and other technologies. We will be unable to compete effectively if we are unable to:

•	maintain and enhance our technological capabilities to correspond to these emerging environments and standards;

•	develop and market products and services that meet changing customer needs; or

•	anticipate or respond to technological changes on a cost-effective and timely basis.

A substantial portion of our research and development resources is devoted to product upgrades that address regulatory and support requirements. Only the remainder of our limited research and development resources is available for new products. New products require significant development investment. That investment is further constrained because of the added costs of developing new products that work with multiple operating systems or databases. We face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products. If we do not attract sufficient customer interest in those products, we will not realize a return on our investment and our operating results will be adversely affected.

Our core products face competition from new or revised technologies that may render our existing technology less competitive or obsolete, reducing the demand for our products. As a result, we must continually redesign our products to incorporate these new technologies and to adapt our software products to operate on, and comply with evolving industry standards for hardware and software platforms. Maintaining and upgrading our products to operate on multiple hardware and database platforms reduces our resources for developing new products. Because of the increased costs of developing and supporting software products across multiple platforms, we may need to reduce the number of those platforms. In addition, conflicting new technologies present us with difficult choices of which new technologies to adopt. If we fail to anticipate the most popular platforms or fail to respond adequately to technological developments, or experience significant delays in product development or introduction, our business and operating results will be negatively impacted.

In addition, to the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies may require us to make significant capital investments. We may not be able to obtain capital for these purposes and investments in new technologies may not result in commercially viable technological products. The loss of revenue and increased costs to us from such changing technologies would adversely affect our business and operating results.

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

We currently do not compete in the software “on demand” or application service provider markets.

Some businesses choose to access supply chain software applications through hosted “on demand” services or application service providers who distribute supply chain software through a hosted subscription service. We do not currently have our own “on demand” hosting program for our products and have had limited success with channel partners who serve as application service providers for customers. If these alternative distribution models gain popularity, we may not be able to compete effectively in this environment.

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

If the open source community expands into supply chain application software, our license fee revenues may decline.

The open source community is comprised of many different formal and informal groups of software developers and individuals who have created a wide variety of software and have made that software available for use, distribution and modification, often free of charge. Open source software, such as the Linux operating system, has been gaining in popularity among business users. If developers contribute supply chain software to the open source community, and that software has competitive features and scale to support business users in our markets, we will need to change our product pricing and distribution strategy to compete successfully.

Implementation of our products can be complex, time-consuming and expensive; customers may be unable to implement our products successfully and we may become subject to warranty or product liability claims, which could be costly to resolve and result in negative publicity.

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

changes in general economic and political conditions in countries where we operate.

potential labor strikes, lockouts, work slowdowns and work stoppages at U.S. and international ports; and restrictions on downsizing operations in Europe and expenses and delays associated with any such activities

It may become increasingly expensive to obtain and maintain liability insurance.

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

We currently account for stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and accordingly, we only record compensation expense related to stock options if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. On December 16, 2004, the FASB published FASB Statement No. 123(R) “Share-Based Payment” (“FAS 123(R)”) which was to be effective for public companies in periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for FAS 123(R). The provisions of FAS 123(R) require us to value equity instruments issued to employees and liability-classified awards at grant date fair value or based upon certain valuation methods that approximate grant date fair value, and to record those values as compensation expense in our statement of operations. We will be required to implement FAS 123(R) beginning in the first quarter of fiscal 2007. Our earnings in fiscal 2007 could be significantly reduced as a result of changing our accounting policy in accordance with FAS 123(R). As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees or attract qualified candidates, and increase the cash compensation we pay to employees. Such a change could have a material effect on our operating performance.

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

In particular, our efforts to comply with the Sarbanes-Oxley Act of 2002 and the related regulations regarding our internal control over financial reporting have required, and continue to require, the commitment of significant financial and managerial resources. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

If in the future we are unable to assert that our internal control over financial reporting is effective as of the end of the then current fiscal year (or, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they it is unable to express an opinion on the effectiveness of our internal control over financial reporting), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a negative market reaction.

It may become increasingly expensive to obtain and maintain insurance.

We obtain insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage has become more restrictive, and when insurance coverage is offered, the deductible for which we are responsible is larger and premiums have increased substantially. As a result, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could have a material effect on our operating performance and financial condition.

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

We operated as a division of American Software, Inc. until we went public in 1997. Today, we are approximately 88% owned by American Software. We rely heavily on financial, accounting and management services provided by American Software. With few exceptions, American Software has no obligation to continue providing these services to us. Therefore, a reduction or discontinuation of services from American Software may adversely affect our business, operating results and financial condition.

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

The principal stockholders of American Software indirectly may control our management decisions.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

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

Our Common Stock is listed on the Nasdaq Stock Market—National Market under the symbol LGTY. As of July 3, 2006, there were approximately 1,019 stockholders that held their stock either individually or in nominee or “street” names through various brokerage firms. The table below presents the quarterly high and low sales prices for our common stock as reported by Nasdaq, for our last two fiscal years:

Fiscal Year 2006	High	Low
First Quarter	$7.15	$4.20
Second Quarter	$6.61	$5.05
Third Quarter	$11.50	$5.27
Fourth Quarter	$12.43	$8.08

Fiscal Year 2005	High	Low
First Quarter	$5.16	$4.00
Second Quarter	$4.99	$3.78
Third Quarter	$5.25	$4.00
Fourth Quarter	$5.45	$4.20

Equity Compensation Plan

The following table discloses information regarding the Company’s only equity compensation plan, the Logility, Inc. 1997 Stock Plan, as of April 30, 2006.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)*
Equity Compensation Plans approved by security holders	683,097	$4.05	182,628

*	Under the Plan, option grants may be limited to a lesser amount to ensure that if all outstanding stock options were exercised, American Software would own no less than 80% of the outstanding stock of the Company. At this time, this 80% requirement does not limit the number of shares available for future option grants.

Dividend Policy

We have not paid any dividends since our initial public offering in 1997. The payment of future dividends will be at the sole discretion of the Board of Directors and will depend on our profitability, financial condition, cash requirements, future prospects and other relevant factors.

Purchases of Equity Securities by the Company

The following table summarizes repurchases of our stock in the quarter ended April 30, 2006:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2006 through February 28, 2006	0	$0.00	0	268,896

March 1, 2006 through March 31, 2006	0	$0.00	0	268,896

April 1, 2006 through April 30, 2006	0	$0.00	0	268,896

Total Fiscal 2006 Fourth Quarter	0	$0.00	0	268,896

*	The above share purchase authority was approved by the Board of Directors in December 1997 and in February 2003, when the Board approved resolutions authorizing the Company to repurchase an aggregate of up to 1.2 million shares of common stock. These actions were announced in December 1997 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Transfer Agent

American Stock Transfer & Trust Company

10150 Mallard Creek Road, Suite 307

Charlotte, NC 28262

Phone: (718) 921-8520

http://www.amstock.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in our common stock:

Automated Trading Desk	ICAP Corporates LLC
Boston Stock Exchange	Knight Equity Markets, L.P.
Brut, LLC	Merrill Lynch, Pierce, Fenner
Citadel Derivatives Group LLC	Morgan, Keegan & Company
Citigroup Global Markets Inc.	National Stock Exchange
Direct Edge ECN LLC	Pacific Stock Exchange
E*Trade Capital Markets LLC	Susquehanna Capital Group
Hill, Thompson, Magid and Co.	UBS Securities LLC

ITEM 6.	Selected Financial Data

The selected financial data presented below as of and for the years ended April 30, 2006, 2005, 2004, 2003, and 2002 are derived from our audited consolidated financial statements.

	Years Ended April 30,
	2006	2005(a)	2004	2003	2002
	( In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License fees	$13,889	$6,717	$6,656	$8,002	$8,445
Services and other	5,796	5,203	5,179	5,951	9,662
Maintenance	17,618	12,956	10,991	10,884	11,292

Total revenues	37,303	24,876	22,826	24,837	29,399

Cost of revenues:
License fees	3,783	3,965	4,054	3,904	3,886
Services and other	3,585	2,721	2,632	3,633	6,436
Maintenance	4,134	3,031	1,780	1,793	2,017
Write-down of capitalized computer software	—	703	—	—	—

Total cost of revenues	11,502	10,420	8,466	9,330	12,339

Gross margin	25,801	14,456	14,360	15,507	17,060
Operating expenses:
Research and development costs	4,747	3,170	2,116	2,546	2,712
Sales and marketing expense	10,123	8,046	7,239	7,690	9,742
General and administrative expenses	4,675	3,715	3,157	3,367	3,361
Provision (recovery) for doubtful accounts	(53)	197	45	180	95
Amortization of acquisition-related intangibles	350	204	—	—	—

Total operating expenses	19,842	15,332	12,557	13,783	15,910

Operating income (loss)	5,959	(876)	1,803	1,724	1,150
Other income (expense), net	466	297	(97)	562	956

Earnings (loss) before income taxes	6,425	(579)	1,706	2,286	2,106
(Provision) benefit for income taxes	1,587	(27)	—	—	—

Net earnings (loss)	8,013	(606)	1,706	2,286	2,106

Earnings (loss) per common share
Basic:	$0.63	$(0.05)	$0.13	$0.17	$0.16
Diluted:	$0.60	$(0.05)	$0.13	$0.17	$0.16

Weighted average common shares—Basic	12,817	13,009	13,120	13,185	13,245
Diluted	13,459	13,009	13,391	13,201	13,272
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,128	$7,824	$10,467	$8,573	$7,421
Investments—short and long term	$20,831	$17,895	$20,364	$18,440	$15,391
Working capital	$20,630	$15,003	$25,182	$22,502	$19,304
Total assets	$53,074	$47,809	$42,368	$41,502	$38,728
Shareholders’ equity	$33,890	$30,946	$32,274	$30,824	$28,783

(a)	We commenced the consolidation of Demand Management Inc. on October 1, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data”. This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate,” “intend,” “plan,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive,” “estimate,” “believe,” “expect” and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements herein are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors that are beyond our ability to control or predict, including but not limited to those discussed above in “Risk Factors” and elsewhere in this report. See also “Special Cautionary Notice Regarding Forward-Looking Statements” at the beginning of “Item 1. Business.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2006, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to revenue/vendor specific object evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

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

Valuation of Acquired Business. In fiscal 2005, we made a business acquisition. We are required to allocate the purchase price of an acquired business to the assets acquired and liabilities assumed based on their fair values at date of acquisition. Prior to this allocation, we are required to identify intangible assets and assign a value to these intangible assets based on their fair value. Determining the fair value of identifiable intangible assets requires management to estimate future cash flows for the related assets and the useful life of such assets. We recognize the excess of the cost of the acquired business over the net of the amounts assigned to assets acquired and liabilities assumed as goodwill. We amortize intangible assets over their useful lives and evaluate goodwill on an annual basis. Consequently, our estimates determine the timing and the amount of expense recognized in our financial statements.

Valuation of Long-Lived and Intangible Assets. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill and other intangible assets with indefinite lives. Our goodwill is subject to annual impairment tests, which require us to estimate the fair value of our business compared to the carrying value. The impairment reviews require an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), long-lived assets, such as property and equipment and intangible assets, are reviewed for Impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining results. If other assumptions and estimates were used in our evaluations, the results could differ significantly.

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At April 30, 2006, our goodwill balance was $5.8 million and our intangible assets with definite lives balance was $1.7 million, net of accumulated amortization.

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

Income taxes. We provide for the effect of income taxes on our financial position and results of operations in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, allowable deductions, projected tax credits and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our net deferred tax asset take into account our expectations of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years, which could significantly increase tax expense, could render inaccurate our current assumptions, judgments and estimates of recoverable net deferred taxes.

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2006, 2005, and 2004 and the percentage increases and decreases in those items for the years ended April 30, 2006 and 2005:

	Percentage of Total Revenues			Pct. Change in Dollars	Pct. Change in Dollars
	2006	2005	2004	2006 vs 2005	2005 vs 2004
Revenues:
License	37%	27%	29%	107%	1%
Services and other	16	21	23	11	—
Maintenance	47	52	48	36	18

Total revenues	100	100	100	50	9

Cost of revenues:
License	10	16	18	(5)	(2)
Services and other	10	11	11	32	3
Maintenance	11	12	8	36	70
Write-down of capitalized computer software development costs	—	3	—	nm	nm

Total cost of revenues	31	42	37	10	23

Gross margin	69	58	63	78	1

Research and development	19	24	23	21	9
Less: Capitalizable software	(6)	(11)	(14)	(12)	(16)
Sales and marketing	27	32	32	26	11
General and administrative	13	15	14	26	18
Amortization of acquisition-related intangibles	1	1	—	72	100
Provision for doubtful accounts	—	1	—	nm	338

Total operating expenses	54	62	55	29	22

Operating earnings (loss)	15	(4)	8	nm	nm
Other earnings (loss):
Investment impairment	(1)	—	(3)	181	(74)
Other income, net	2	2	2	88	39

Earnings (loss) before income taxes	16	(2)	7	nm	nm
Provision (benefit) for income taxes	4	—	—	nm	nm

Net earnings (loss)	20%	(2)%	7%	nm %	nm %

nm-not meaningful

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

However, we believe information technology spending has incrementally improved in fiscal 2006 and will continue to improve as increased global competition forces companies to improve productivity by upgrading their technology environment systems. Although this improvement could slow or regress at any time, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines are improving, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to the economic downturn.

We currently view the following factors as the primary opportunities and risks associated with our business:

•	The opportunity to expand the depth and number of strategic relationships with leading enterprise software providers, systems integrators and service providers to integrate our software solutions into their services and products and to create joint marketing opportunities; we currently have a number of marketing alliances, including those with IBM, SAP and SSA Global Technologies;

•	The opportunity for select acquisitions or investments to provide opportunities to expand our sales distribution channels and/or broaden our product offering by providing additional solutions for our target markets;

•	Our dependence on, and the risks associated with, the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control;

•	The risk that our competitors may develop technologies that are substantially equivalent or superior to our technology; and

•	The risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive; some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.

For more information, please see “Risk Factors” in Item 1A above.

Business Acquisition

On September 30, 2004, we acquired certain assets and the distribution channel of privately-held Demand Management, Inc., (DMI) a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers in the growing small and midsize business (SMB) market, which brought our customer base to approximately 1,100 companies, located in 70 countries and gives us what we believe to be the largest installed base of supply chain planning customers among application software vendors. We will continue to market and sell the Demand Solutions product line to the SMB market through Demand Management’s existing value-added reseller distribution network. We will also continue to offer the Logility Voyager Solutions™ suite to our traditional target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

Fiscal Years Ended April 30, 2006 and April 30, 2005:

REVENUES:

For the fiscal year ended April 30, 2006, the increase in total revenues was primarily attributable to 1) an increase in overall license fees sales and related implementation and maintenance revenue and 2) increased revenue related to our acquisition of DMI on September 30, 2004.

International revenues represented approximately 14% of total revenues in the year ended April 30, 2006, compared to approximately 11% a year ago. This increase was due primarily to additional international revenues from DMI. Our international revenues fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

LICENSES. For the year ended April 30, 2006, license fee revenues increased 107% compared to fiscal 2005 due to 1) improvement in technical capital spending by companies in the market verticals we serve, 2) increased pressure on supply chains as a result of globalization and higher capacity utilization, 3) improved sales execution within the company, and 4) to a lesser extent the September 30, 2004 acquisition of Demand Management, which increased revenues for the full year in fiscal 2006 compared to seven months in fiscal 2005. The direct sales channel provided approximately 75% of license fee revenues for the year ended April 30, 2006, compared to approximately 68% a year ago. For the year ended April 30, 2006, our margins after commissions on direct sales were approximately 86%, and our margins after commissions on indirect sales were approximately 47%.

SERVICES AND OTHER. The 11% increase in services and other revenues for the year ended April 30, 2006 when compared to fiscal 2005 was primarily the result of increased implementation services work as a result of increased software license fee sales. This was partially offset by lower services revenues at DMI as a result of timing of project work. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. For the year ended April 30, 2006, maintenance revenues increased primarily due the September 30, 2004 acquisition of Demand Management, which increased revenues for the full year in fiscal 2006 compared to seven months in fiscal 2005. Also, to a lesser extent, the increase was due to improved license fees which resulted in increased maintenance revenues and the diminishing effect of purchase accounting effect on maintenance revenue from the DMI acquisition. The purchase accounting write-down in DMI’s deferred revenues associated with technical support services resulted in lower maintenance revenues of $319,000 that would have otherwise been recognized in fiscal 2006 compared to $1,259,000 in fiscal 2005. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Years ended April 30,
	2006		2005
	(in thousands)
Gross margin on license fees	$10,106	73%	$2,752	41%
Gross margin on services and other	$2,211	38%	$2,482	48%
Gross margin on maintenance	$13,484	77%	$9,925	77%
Write-down of capitalized computer software development costs	—	nm	$(703)	nm

Total gross margin	$25,801	69%	$14,456	58%

Total gross margin excluding write-down of capitalized computer software development costs	$25,801	69%	$15,159	61%

The increase in total gross margin percentage for the year ended April 30, 2006 was due primarily to an increase in gross margin percentage on license fees partially offset by a decrease in gross margin percentage on services revenues.

LICENSES. The increase in license fee gross margin percentage for the year ended April 30, 2006 compared to fiscal 2005 was due primarily to a significant increase in license fee sales and to lesser extent due to lower amortization of capitalized software development costs as a result of the completion of amortization for several R&D projects in fiscal 2006. This reduction was not offset by any capitalizable projects achieving general availability and therefore starting amortization in the fourth quarter of the current fiscal year with the

February, 2006 release of Logility’s Voyager 7.5. We expect capitalized software amortization expense to increase in fiscal 2007 when compared to fiscal 2006 since we released Voyager 7.5 in the fourth quarter ended April 30, 2006. To a lesser extent, the licensee fee margin increase was partially offset by license fee sales through our indirect channel at DMI which yields approximately 47% after agent commissions. License fee gross margin percentage tends to be directly related to 1) the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees and 2) the sales mix between our direct and indirect channel.

SERVICES AND OTHER. For the year ended April 30, 2006, the services and other gross margin percentage decrease due to lower staff billing utilization as a result of timing of implementation projects and increased compensation expense when compared to the prior year.

MAINTENANCE. For the year ended April 30, 2006, maintenance gross margin percentage was relatively consistent when compared to the prior fiscal year.

EXPENSES:

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years ended
	April 30, 2006	Percent change	April 30, 2005
	(in thousands)
Gross product development costs	$7,170	21%	$5,920
Percentage of total revenues	19%		24%
Less: capitalized product development costs	(2,423)	(12%)	(2,750)
Percentage of gross product development costs	34%		46%

Product development expenses	$4,747	50%	$3,170
Percentage of total revenues	13%		13%
Total amortization of development costs*	$1,894		$2,600

*	Included in cost of license fees.

For the year ended April 30, 2006, capitalized software development costs decreased while gross product research and development costs increased when compared to the prior year period. This change was primarily due to the DMI acquisition in fiscal 2005, which added gross R&D costs but did not capitalize any R&D costs during the period. We typically capitalize higher levels of development costs towards the end of the development phase of a large project. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects, however, we expect capitalized software amortization expense to increase in fiscal 2007 when compared to fiscal 2006 since we released Voyager 7.5 in the fourth quarter ended April 30, 2006.

Sales and Marketing

In the year ended April 30, 2006, the increase in sales and marketing expenses when compared to fiscal 2005 was due primarily to 1) increased sales commission expense related to increased license fees, 2) increased DMI expenses in fiscal 2006 compared to only seven months in fiscal 2005 from the acquisition date, and 3) to a lesser extent an increase in marketing expenditures. In fiscal 2007, we believe sales and marketing expenses will increase if license fee revenue increases. Commissions on indirect sales are generally recorded to cost of sales.

General and Administrative

For the year ended April 30, 2006, the increase in general and administrative expenses when compared to fiscal 2005 was due primarily to executive bonus compensation expense and a full year of the DMI expenses in the fiscal 2006 compared to seven months in fiscal 2005. For the year ended April 30, 2006, the average number of total employees was approximately 140 compared to approximately 134 for the year ended April 30, 2005.

Amortization of Acquisition-Related Intangible Assets

Acquisition-related intangible assets are stated at historical cost and include certain intangible assets with definitive lives. These intangible assets are being amortized on a straight-line basis over their expected useful lives, six years. The increase in amortization expense in fiscal 2006 when compared to fiscal 2005 was due to a full twelve months of amortization expense in the current year compared seven months in fiscal 2005 related to the DMI acquisition.

Provision (Recovery) for Doubtful Accounts

We record an allowance (recovery) for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. In estimating the allowance for doubtful accounts, we consider the age of the accounts receivable, our historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

Other Income (Expense)

Other income is principally comprised of investment earnings. For the year ended April 30, 2006, the investment earnings increased to $747,000 when compared to fiscal 2005’s income of $397,000 due primarily to an increase in interest rates, particularly on money market accounts. As a result, in fiscal 2006, we generated a net yield of approximately 3.65% on our investments, compared to approximately 1.63% in fiscal 2005.

In the fiscal 2006 and fiscal 2005, we recorded $281,000 and $100,000 respectively, in investment impairment charges related to a minority investment. The impairment charge adjusted the carrying value of the investment to its estimated fair market value due to an other than temporary impairment having occurred. The remaining carrying amount as of April 30, 2006 and 2005 was $0 and $281,000, respectively.

(Provision) Benefit for Income Taxes

We are included in the consolidated federal income tax return filed by American Software; however, we provide for income taxes as if we were filing a separate income tax return. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. Due to the improvement of our reported results and projection of future taxable income, we have recognized a tax asset and have eliminated the valuation allowance against our recognizable net deferred tax assets in the quarter ended October 31, 2005, approximately $350,000 of which was credited to additional paid-in capital, in accordance with SFAS No. 109. We expect the Company’s tax effective rate to be in the range of 38% to 40% in the next fiscal year.

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

	Years ended April 30,
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

LICENSES. The increase in license fee gross margin percentage for the year ended April 30, 2005 compared to fiscal 2004 was due primarily to a decrease in amortization of capitalized software development costs as a result of the completion of amortization for several R&D projects early in 2005. This reduction was not offset by any capitalizable projects achieving general availability and therefore starting amortization during fiscal 2005. We expect capitalized software amortization to increase in the future as projects achieve “general availability” and amortization commences. As of April 30, 2005, we had $3.8 million of capitalized software not yet being amortized. To a lesser extent, the margin was higher due to increased license fee revenues from the indirect channel, principally from DMI, which yields approximately 49% after agent commissions. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees.

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

EXPENSES:

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Year ended
	April 30, 2005	Percent change	April 30, 2004
	(in thousands)
Gross product development costs	$5,920	9%	$5,408
Percentage of total revenues	24%		24%
Less: capitalized product development costs	(2,750)	(16%)	(3,292)
Percentage of gross product development costs	46%		61%

Product development expenses	$3,170	50%	$2,116
Percentage of total revenues	13%		9%
Total amortization of development costs*	$2,600		$3,833

*	Included in cost of license fees.

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

The following tables show information about our cash flows and liquidity positions as of and for the years ended April 30, 2006 and 2005. You should read these tables and the discussion that follows in conjunction with our consolidated statements of cash flows contained in Item 8 of this Report.

	Years ended April 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$6,307	$7,499
Net cash used in investing activities	(5,478)	(9,420)
Net cash used in financing activities	(2,525)	(722)

Net change in cash and cash equivalents	$(1,696)	$(2,643)

For the year ended April 30, 2006, the decrease in cash provided by operating activities was due primarily to the decrease in the related party payables, increase in accounts receivable due to increased sales, the utilization of deferred tax assets, lower depreciation and amortization expense and a lower increase in deferred revenue, which was partially offset by increases in net earnings, increases in accrued payables and other liabilities. The decrease in cash used in investing activities was due primarily to the cash outlay for Demand Management Inc. on September 30, 2004 in fiscal 2005 and lower capitalized software. This was partially offset by increased purchases of investments, which is partially offset by proceeds from maturities of investments. The increase in cash used in financing activities was due primarily to increases in repurchases of common stock and contributions to ASI related to the tax sharing agreement. This was partially offset by an increase in proceeds from the exercise of stock options.

The following table shows information about the changes in our total cash and investments position:

	As of April 30,
	2006	2005
	(in thousands)
Cash and cash equivalents	$6,128	$7,824
Investments, including non-current	20,831	17,895

Total cash and investments	$26,959	$25,719

Net increase (decrease) in total cash and investments	$1,240	$(5,112)

The increases in cash and cash equivalents and investments in 2006 were due primarily to the improvement in operating earnings and no cash outlay for the DMI acquisition when compared to fiscal 2005. Amounts invested in money market accounts are classified as cash equivalents.

The following table provides information regarding our known contractual obligations as of April 30, 2006 (in thousands)

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	1,087	306	507	274	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$1,087	$306	$507	$274	$—

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $27.0 million in cash and cash equivalents and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for working capital during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

Days Sales Outstanding in accounts receivable were 64 days as of April 30, 2006, compared to 69 days as of April 30, 2005. Our current ratio on April 30, 2006 was 2.2 to 1, compared to 1.9 to 1 as of April 30, 2005.

On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998, at which time we adopted an additional repurchase plan for up to 800,000 shares. In February 2003, our Board of Directors approved a resolution authorizing us to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility’s common stock and management’s assessment of our liquidity and cash flow needs. For all repurchase plans, through July 10, 2006, we had purchased a cumulative total of approximately 1,281,000 shares at a total cost of approximately $7.7 million.

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

The Company will be adopting Statement 123(R) beginning May 1, 2006 using the modified prospective method and is currently in the process of evaluating the impact. The actual impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency. For the fiscal year ended April 30, 2006, we generated 14% of our revenues outside of the United States. We typically denominate our international sales in U.S. Dollars, Euros or British Pounds Sterling. We denominate our expenses associated with our international operations in local currencies. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. In fiscal 2006 we recorded an exchange rate loss of $232,000 compared to an exchange rate loss of $22,000 in fiscal 2005. We estimate that a 10% movement in foreign currency rates would have the effect of creating up to a $660,000 exchange gain or loss on our financial condition or results of operations.

Interest rates. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our senior management. These instruments are denominated in U.S. dollars. The fair market value of securities held at April 30, 2006 was approximately $26.2 million.

We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency and are minor.

Many of our investments carry a degree of interest rate risk. When interest rates fall, our income from investments in variable-rate securities declines. When interest rates rise, the fair market value of our investments in fixed-rate securities declines. We attempt to mitigate risk by holding fixed-rate securities to maturity, but should our liquidity needs force us to sell fixed-rate securities prior to maturity, we may experience a loss of principal. We estimate that a 10% change in average interest rates would not have a material impact on our financial position or results of operations.

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

The following financial statements of Logility, Inc. are filed as part of this Form 10-K on the pages indicated:

Logility, Inc. and Subsidiary

Consolidated Balance Sheets

April 30, 2006 and 2005

(in thousands, except share data)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,128	$7,824
Investments—current	20,332	16,899
Trade accounts receivable, less allowance for doubtful accounts of $64 at April 30, 2006 and $230 at April 30, 2005:
Billed	5,308	4,228
Unbilled	1,777	1,252
Deferred income taxes	2,922	—
Prepaid expenses and other current assets	1,673	1,663

Total current assets	38,140	31,866
Investments—noncurrent	499	996
Furniture, equipment, and purchased software, net	457	472
Capitalized computer software development costs, less accumulated amortization	6,382	5,854
Goodwill	5,809	6,103
Other intangibles, net	1,688	2,138
Other assets	99	380

	$53,074	$47,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$346	$352
Accrued compensation and related costs	2,792	972
Other current liabilities	1,751	2,283
Deferred revenue	10,534	9,696
Deferred income taxes—short-term—due to ASI	2,087	3,560

Total current liabilities	17,510	16,863

Deferred income taxes—long-term	316	—
Deferred income taxes—long-term—due to ASI	1,358	—

Total liabilities	19,184	16,863

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 14,164,275 and 13,975,819 shares issued at April 30, 2006 and April 30, 2005, respectively	—	—
Additional paid-in capital	41,539	44,974
Retained earnings (accumulated deficit)	25	(7,988)
Treasury stock, at cost—1,281,104 and 1,008,915 shares at April 30, 2006 and April 30, 2005, respectively	(7,674)	(6,040)

Total shareholders’ equity	33,890	30,946
Commitments and contingencies (notes 9 and 10)	—	—
	$53,074	$47,809

See accompanying notes to consolidated financial statements.

Logility, Inc. and Subsidiary

Consolidated Statements of Operations

Years ended April 30, 2006, 2005 and 2004

(In thousands, except per share data)

	2006	2005	2004
Revenues:
License	$13,889	$6,717	$6,656
Services and other	5,796	5,203	5,179
Maintenance	17,618	12,956	10,991

Total revenues	37,303	24,876	22,826

Cost of revenues:
License	3,783	3,965	4,054
Services and other	3,585	2,721	2,632
Maintenance	4,134	3,031	1,780
Write-down of capitalized computer software development costs	—	703	—

Total cost of revenues	11,502	10,420	8,466

Gross margin	25,801	14,456	14,360

Operating expenses:
Research and development	7,170	5,920	5,408
Less: Capitalizable software	(2,423)	(2,750)	(3,292)
Sales and marketing	10,123	8,046	7,239
General and administrative	4,675	3,715	3,157
Provision (recovery) for doubtful accounts	(53)	197	45
Amortization of acquisition-related intangibles	350	204	—

Total operating expenses	19,842	15,332	12,557

Operating income (loss)	5,959	(876)	1,803
Investment impairment	(281)	(100)	(382)
Other income, net	748	397	285

Earnings (loss) before income taxes	6,425	(579)	1,706
(Provision) benefit for income taxes	1,587	(27)	—

Net earnings (loss)	$8,013	$(606)	$1,706

Earnings (loss) per common share:
Basic	$0.63	$(0.05)	$0.13

Diluted	$0.60	$(0.05)	$0.13

Shares used in the calculation of earnings (loss) per common share:
Basic	12,817	13,009	13,120
Diluted	13,459	13,009	13,391

See accompanying notes to consolidated financial statements.

Logility, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

Years ended April 30, 2006, 2005 and 2004

(In thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury stock		Total shareholders’ equity
	Shares	Amount			Shares	Amount
Balance at April 30, 2003	13,890,839	$—	$44,712	$(9,088)	745,965	$(4,800)	$30,824

Proceeds from exercise of stock options	69,380	—	215	—	—	—	215
Repurchase of common shares	—	—	—	—	102,300	(471)	(471)
Net earnings	—	—	—	1,706	—	—	1,706

Balance at April 30, 2004	13,960,219	—	44,927	(7,382)	848,265	(5,271)	32,274

Proceeds from exercise of stock options	15,600	—	47	—	—	—	47
Repurchase of common shares	—	—	—	—	160,650	(769)	(769)
Net loss	—	—	—	(606)	—	—	(606)

Balance at April 30, 2005	13,975,819	—	44,974	(7,988)	1,008,915	(6,040)	30,946

Proceeds from exercise of stock options	188,456	—	596	—	—	—	596
Repurchase of common shares	—	—	—	—	272,189	(1,634)	(1,634)
Deemed dividend with American Software, Inc. related to tax sharing agreement	—	—	(4,933)	—	—	—	(4,933)
Tax benefit from stock options exercised			902				902
Net earnings	—	—	—	8,013	—	—	8,013

Balance at April 30, 2006	14,164,275	$—	$41,539	$25	1,281,104	$(7,674)	$33,890

See accompanying notes to consolidated financial statements.

Logility, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years ended April 30, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$8,013	$(606)	$1,706
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,556	3,064	4,280
Investment impairment and write-down of capitalized computer software development costs	281	803	382
Deferred income taxes	(1,704)	—	—
Bond amortization	(76)	242	356
(Increase) decrease in assets:
Accounts receivable, net	(1,605)	496	1,860
Prepaid expenses and other assets	(9)	(266)	(192)
Increase (decrease) in liabilities:
Accounts payable and other accrued liabilities	1,573	(13)	(1,408)
Deferred revenue	838	2,677	338
Due to American Software, Inc.	(3,560)	1,102	486

Net cash provided by operating activities	6,307	7,499	7,808

Cash flows from investing activities:
Additions to capitalized computer software development costs	(2,423)	(2,750)	(3,292)
Purchases of furniture, equipment, and computer software costs	(196)	(415)	(86)
Proceeds from maturities of investments	93,899	93,506	102,617
Purchases of investments	(96,758)	(91,279)	(104,897)
Purchase of Demand Management, Inc., net of cash acquired	—	(8,641)	—
Proceeds from sale of life insurance policy	—	159	—

Net cash used in investing activities	(5,478)	(9,420)	(5,658)

Cash flows from financing activities:
Contribution from (dividend to) ASI—tax sharing agreement	(1,487)	—	—
Proceeds from exercise of stock options	596	47	215
Repurchases of common stock	(1,634)	(769)	(471)

Net cash used in financing activities	(2,525)	(722)	(256)

Net change in cash and cash equivalents	(1,696)	(2,643)	1,894
Cash and cash equivalents at beginning of year	7,824	10,467	8,573

Cash and cash equivalents at end of year	$6,128	$7,824	$10,467

Supplemental disclosures:
Cash paid during the year for:
Interest paid	$—	$—	$—

Income taxes paid	$42	$30	$67

See accompanying notes to consolidated financial statements.

LOGILITY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

April 30, 2006, 2005, and 2004

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

The Company is headquartered in Atlanta, Georgia, and is an approximately 88%-owned subsidiary of American Software, Inc. (ASI). Prior to the contribution of the following operations by ASI to the Company, the Company’s operations consisted of the following: the Supply Chain Planning and WarehousePRO divisions of ASI; and Distribution Sciences Inc., a wholly owned subsidiary of ASI. Effective January 23, 1997, ASI formally contributed its Supply Chain Planning division to the Company. Effective August 1, 1997, ASI contributed its WarehousePRO division to the Company. Distribution Sciences, Inc. was merged into the Company on August 5, 1997. On September 30, 2004, Logility acquired certain assets and the distribution channel of privately-held Demand Management, Inc. (DMI), a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand.

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

LOGILITY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. Fees are billed under primarily time and materials arrangements and are recognized as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, (EITF No. 01-14), the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded to revenue and totaled approximately $564,000, $485,000 and $425,000 for 2006, 2005 and 2004, respectively.

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

Cash equivalents of $5.4 million and $6.8 million at April 30, 2006 and 2005, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all such investments to be cash equivalents.

(f)	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short- and long-term investments and accounts receivable. The Company maintains cash and cash equivalents and short- and long-term investments with various financial institutions. The Company’s sales are primarily to companies located in North America and Europe. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from companies under stated contract terms.

LOGILITY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

(g)	Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at April 30, 2006 or 2005.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. The total amounts charged/ (benefit) to operations were approximately $(53,000), $201,000 and $45,000 for 2006, 2005 and 2004, respectively. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

(h)	Investments

Investments consist of commercial paper, corporate bonds, and government securities. The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, the Company has classified its investment portfolio as “held-to-maturity,” and has accounted for these investments at amortized cost. Investments with original maturities less than one year are classified as short-term investments; and those with original maturities of greater than one year are classified as long-term investments. The long-term investments consist of debt instruments of U.S. government agencies and mature after one year. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis. No adjustment for unrealized holding gains or losses has been reflected in the Company’s consolidated financial statements.

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

LOGILITY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

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

Total Expenditures and Amortization. Total expenditures for capitalized computer software development costs, total research and development expense, and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30, (in thousands)
	2006	2005	2004
Total capitalized computer software development costs	$2,423	$2,750	$3,292
Total research and development expense	4,747	3,170	2,116

Total research and development expense and capitalized computer software development costs	$7,170	$5,920	$5,408

Total amortization of capitalized computer software development costs	$1,894	$2,600	$3,833
Write-off capitalized computer software costs as a result of net reliable value analysis, net of accumulated amortization	$—	$703	$—

Capitalized computer software development costs consist of the following at April 30, 2006 and 2005 (in thousands):

	2006	2005
Capitalized computer software development costs	$20,805	$18,382
Accumulated amortization	(14,423)	(12,528)

	$6,382	$5,854

(k)	Acquisition-Related Intangible Assets

Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definitive lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, three years, including the period being reported on. The other intangible assets are being amortized on a straight-line basis over a period of six years. Total amortization expense related to acquisition-related intangible assets was approximately $450,000 for 2006, of which $100,000 related to amortization of acquired software is included in cost of license revenues and $350,000 related to other intangible assets is included in operating expenses as amortization of acquisition-related intangibles in the accompanying consolidated statements of operations.

LOGILITY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

Acquisition-Related Intangible Assets consist of the following (in thousands):

	Avg Life	2006	2005
Acquired software	3	$300	$300
Contractual distributor relationships	6	1,000	1,000
Customer relationships	6	800	800
Trademarkes	6	300	300

	5	2,400	2,400
Accumulated amortization		(712)	(262)

		$1,688	$2,138

2007			$450
2008			392
2009			350
2010			350
2011			146

			$1,688

(l)	Goodwill

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

LOGILITY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

(n)	Use of Estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue/vendor specific object evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

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

	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	68.0%	82.2%	103.9%
Risk-free interest rate	4.5%	4.2%	4.3%
Expected life	5 Years	6 Years	4 Years

LOGILITY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

The following table illustrates the effect on net earnings (loss) if the fair-value based method had been applied in each period.

	Years ended April 30
	2006	2005	2004
	(In thousands, except per share data)
Net earnings (loss):
As reported	$8,013	$(606)	$1,706
Deduct stock-based compensation expense determined under the fair value method	(384)	(440)	(540)

Pro forma	$7,629	$(1,046)	$1,166

Basic and diluted net earnings (loss) per common share:
As reported	$0.60	$(0.05)	$0.13
Pro forma	0.57	(0.08)	0.09

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

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

3.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

4.	A “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has adopted Statement 123(R) beginning May 1, 2006 using the modified prospective method and is currently in the process of evaluating the impact. The actual impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.

The Company will be adopting Statement 123(R) beginning May 1, 2006 using the modified prospective method and is currently in the process of evaluating the impact. The actual impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

LOGILITY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

(q)	Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

(r)	Impairment of Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates the carrying value of goodwill annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company performed its periodic review of its goodwill for impairment as of April 30, 2006 and did not identify any asset impairment as a result of the review.

(s)	Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. No consolidated statements of comprehensive income have been included in the accompanying consolidated financial statements since comprehensive income (loss) and net earnings (loss) presented in the accompanying consolidated statements of operations would be the same.

(t)	Earnings (Loss) per Common Share

Basic earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding. Diluted earnings per common share available to common stockholders are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

LOGILITY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

The numerator in calculating both basic and diluted earnings (loss) per common share for each year is the same as net earnings (loss). The denominator is based on the following number of common shares:

	Years ended April 30,
	2006	2005	2004
	(In thousands)
Weighted average common shares outstanding used for basic	12,817	13,009	13,120
Dilutive effect of outstanding stock options	642	*	271

Total used for diluted*	13,459	13,009	13,391

*	Diluted weighted average common shares outstanding are not utilized in fiscal 2005 due to the anti-dilutive effect of the net loss.

For the years ended April 30, 2006, 2005 and 2004, options to purchase approximately 37,590, 0 and 95,302 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the impact was antidilutive. See footnote 6(a) for total stock options outstanding and potentially dilutive.

(u)	Guarantees and Indemnifications

The Company accounts for guarantees in accordance with Financial Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a pro-rated refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of April 30, 2006 or 2005.

The Company warrants to its customers that its software products will perform in all material respects in accordance with its published specifications in effect at the time of delivery of the licensed products to the customer generally for 90 days after delivery of the licensed products. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted

LOGILITY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2006 or 2005.

(v)	Industry Segment

The Company operates and manages its business in one operating segment, that being providing supply chain management software solutions to participants along the supply chain.

(2)	Investments

Investments, which are classified as held-to-maturity, consisted of the following at April 30, 2006 and 2005 (in thousands):

	2006			2005
	Carrying value	Fair value	Unrealized gain (loss)	Carrying value	Fair value	Unrealized gain (loss)
Commercial paper	$6,972	$6,980	$8	$5,986	$5,988	$2
Corporate bonds	3,556	3,553	(3)	3,876	3,866	(10)
Government securities	10,303	10,277	(26)	8,033	8,018	(15)

	$20,831	$20,810	$(21)	$17,895	$17,872	$(23)

The contractual maturity of debt securities classified as held to maturity at April 30, 2006 and 2005 were as follows (in thousands):

	2006	2005
Due within one year	$20,311	$16,876
Due within two years	—
Due within three years	—	499
Due after three years	499	497

	$20,810	$17,872

As of April 30, 2006 the Company does not believe any investments to be impaired other than on a temporary basis.

(3)	Furniture, Equipment and Purchased Software

Furniture, equipment and purchased software consisted of the following at April 30, 2006 and 2005 (in thousands):

	2006	2005
Computer and communications equipment	$2,646	$2,539
Furniture and fixtures	674	672
Purchased computer software costs	1,560	1,492

	4,880	4,703
Accumulated depreciation and amortization	(4,423)	(4,231)

	$457	$472

LOGILITY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

(4)	Acquisition

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

The following unaudited pro forma information presents our results of operations for the twelve months ended April 30, 2005 as if the acquisition had taken place at May 1, 2003 (in thousands, except per share data):

	Years ended
	April 30, 2005	April 30, 2004
Total revenues	$30,639	$32,118
Net earnings	725	1,689
Net Earnings per common shares (basic)	0.06	0.13
Net Earnings per common shares (diluted)	0.05	0.13
Weighted average number of common share outstanding (basic)	13,009	13,120
Weighted average number of common share outstanding (diluted)	13,331	13,391

These pro forma results of operations include adjustments to the historical financial statements of the consolidated companies and have been prepared for comparative purposes only. Because our fiscal year ended on April 30, and DMI’s ended on December 31, timing differences exist in the twelve month periods reported; however, we believe these timing differences are not material, as DMI’s operating results have historically been consistent quarter to quarter. For DMI, we have used the twelve month period from April 1—March 31. These pro forma results exclude the post-acquisition fair value adjustment made to deferred revenue from the date of acquisition as described below, and do not purport to be indicative of our actual results of operations had the acquisition occurred at the beginning of fiscal 2003.

In accordance with SFAS No. 141, “Business Combinations,” we have accounted for the acquisition under the purchase method of accounting. The fair values of the assets acquired and liabilities assumed represent management’s estimates of current fair values. We allocated the total purchase price to the net tangible assets and intangible assets acquired based on management’s estimates fair value at the date of acquisition. We based the allocation of the total purchase price to the acquired technology and other intangible assets, including trade names and maintenance contracts, on such estimates. The estimating process included analyses based on income, cost, and market approaches. In the final allocation, we allocated $5.8 million of the total purchase price to goodwill, which is deductible for income tax purposes.

The calculation of the total purchase price was as follows (in thousands):

Tangible Net Book Value	$805
Business Restructuring	(15)
Acquisition Expenses	(358)
Intangible Asset to be Amortized	2,400
Goodwill	5,809

Net Cash Outlay	8,641
Working Capital Adjustment	640
Closing Cash	219

Total Purchase Price	$9,500

LOGILITY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

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

(5)	Income Taxes

	Years ended April 30,
	2006	2005	2004
	(in thousands)
Current:
Federal	$108	$—	$—
State	31	6	—

	139	6	—

Deferred:
Federal	(1,545)	18	—
State	(181)	3	—

	(1,726)	21	—

	$(1,587)	$27	$—

LOGILITY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

The Company’s effective tax rate differs from the “expected” income tax expense (benefit) calculated by applying the Federal statutory rate of 34% to earnings (loss) before income taxes as follows:

	Years ended April 30,
	2006	2005	2004
	(In thousands)
Computed “expected” income tax expense (benefit)	$2,185	$(197)	$580
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	232	(55)	64
Current period permanent items	34	(46)	—
Change in the valuation allowance for deferred tax assets	(4,015)	586	(584)
Other, net	(23)	(261)	(60)

	$(1,587)	$27	$—

The significant components of deferred income tax expense attributable to earnings (loss) before income taxes for the years ended April 30, 2006, 2005 and 2004 were as follows:

	Years ended April 30,
	2006	2005	2004
	(in thousands)
Deferred income tax expense (benefit)	$2,289	$(565)	$584
Increase/(decrease) in the valuation allowance for deferred tax assets	(4,015)	586	(584)

	$(1,726)	$21	$—

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities computed on a separate return basis at April 30, 2006 and 2005 are presented as follows:

	April 30,
	2006	2005
	(in thousands)
Deferred income tax assets:
Compensated absences and other expenses, due to accrual for financial reporting purposes	$390	$418
Accounts receivable, due to allowance for doubtful accounts	20	55
Alternative minimum tax credit carryforwards	243	57
R&D tax credit carryforwards	50	—
Furniture, equipment and purchased software depreciation	43	63
Net operating loss carryforwards	4,343	6,002

Total gross deferred income tax assets	5,089	6,595
Valuation allowance	—	(4,364)

Net deferred income tax assets	5,089	2,231

Deferred income tax liabilities:
Capitalized computer software development costs	2,424	2,223
Goodwill amortization	59	29

Total gross deferred income tax liabilities	2,483	2,252

Net deferred income tax assets (liabilities)	$2,606	$(21)

LOGILITY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

In accordance with the Company’s Tax Sharing Agreement with ASI, the Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. However, all benefits derived from deferred tax assets, as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards), that arose prior to the initial public offering (originally in the amount of $5,768,000, of which $1,333,000 was used in 1998) were allocated to ASI. Accordingly, the Company will not receive any economic benefit from the $4,435,000 of contributed gross deferred tax assets, of which approximately $3,336,000 relate to pre-IPO NOLs that still remain as of April 30, 2006. Also, the Company has generated approximately $2,019,000 of net operating loss carryforwards (tax-effected) since the initial public offering which, under the terms of the Tax Sharing Agreement, can be used by the Company to avoid making a payment to ASI. Of the $2,019,000 of net operating loss carryfowards, approximately $350,000 relates to deductions from the exercise of stock options. The income tax benefit when this portion of NOL is realized will be credited to additional paid-in-capital. In accordance with FAS 109, these stock option NOLs will be the last to be utilized. To the extent the tax computation produces a tax benefit for the Company subsequent to the initial public offering; ASI will be required to pay such amounts to the Company only if and when realized by ASI by a reduction in income taxes payable with respect to the current tax period. At April 30, 2006, the Company has research and experimentation credit and AMT tax credit carry forwards, for U.S. federal income tax purposes of approximately $50,000 and $243,000, respectively which are available to offset future federal taxable income, if any, through 2026, except for the AMT credit carryforward which does not expire.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During the year ended April 30, 2006, management determined that it was more likely than not that the benefit of net operating loss carryforwards would be realized by the Company. The valuation allowance of $4,364,000 was reversed, with $4,015,000 of the reversal being recorded as a deferred tax benefit and $349,000 which was related to the exercise of stock options being recorded as a benefit to additional paid-in capital. Based upon reversal of deferred tax liabilities, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at April 30, 2006 and 2005.

During fiscal 2006, the Company would have recognized as tax expense approximately $28,000 of alternative minimum tax (AMT) that would have been payable had there been no stock option deductions. Actual stock option deductions incurred for income tax purposes results in no actual payment of AMT, a “hypothetical” deferred income tax asset would have been created by the AMT expense incurred.

(6)	Shareholders’ Equity

(a)	Stock Compensation

Prior to August 7, 1997, the Company had not issued any stock options; however, certain employees of the Company received stock options of ASI. Effective August 7, 1997, the Company adopted the Logility, Inc. 1997 Stock Plan (Stock Plan). The Stock Plan provides for grants of incentive stock options and nonqualified stock options to certain key employees and directors of the Company. The Stock Plan also allows for stock appreciation rights in lieu of or in addition to stock options. Options to purchase a maximum of 1,200,000 shares of common stock and a maximum of 300,000 units of Stock Appreciation Rights (SARs), as defined, may be granted under the Stock Plan. Existing options generally vest over a four-year period. The terms of existing options generally are for ten years. There

LOGILITY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

have been no SARs granted to date. In March 2005, the Board amended the stock option grant form for future grants to provide for a six-year grant life and a five-year vesting period.

The Stock Plan further limits stock option grants by providing that the number of outstanding option shares, when added to the outstanding shares held by shareholders other than American Software, may not exceed 20% of the issued and outstanding shares, if it were assumed that all of the stock options were exercised. As of April 30, 2006, the number of additional option shares that the Company could grant was not affected by the limitation described above.

A summary of the status of the Company’s Stock Plan as of April 30, 2006, 2005, and 2004 and changes during the years then ended are presented below:

	Shares	Weighted average exercise price
Outstanding at April 30, 2003	779,045	$3.65
Granted	17,200	4.67
Exercised	(69,380)	3.10
Forfeited/canceled	(15,266)	3.90

Outstanding at April 30, 2004	711,599	3.72

Granted	175,000	4.02
Exercised	(15,600)	3.01
Forfeited/canceled	(7,776)	3.36

Outstanding at April 30, 2005	863,223	3.79

Granted	13,500	7.01
Exercised	(188,456)	3.10
Forfeited/canceled	(5,170)	3.72

Outstanding at April 30, 2006	683,097	$4.05

Options exercisable at April 30, 2006	545,747	$4.10
Weighted average fair value of options granted during:
2006		$5.76
2005		2.92
2004		3.35

The following table summarizes information about fixed stock options outstanding at April 30, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at April 30, 2006	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at April 30, 2006	Weighted average exercise price
$ 1.63 – 3.25	243,532	4.3	$2.71	226,907	$2.72
3.26 – 4.88	367,825	6.0	3.91	247,200	3.86
4.89 – 6.50	12,150	8.6	5.40	12,050	5.40
6.51 – 8.13	25,000	3.6	7.30	25,000	7.30
8.14 – 9.75	6,000	9.9	9.20	6,000	9.20
9.76 – 11.38	12,795	3.3	10.22	12,795	10.22
11.39 – 13.00	2,000	1.8	11.63	2,000	11.63
13.01 – 14.63	6,795	1.4	14.50	6,795	14.50
$14.64 – 16.25	7,000	2.5	15.61	7,000	15.61

	683,097	5.2	$4.05	545,747	$4.10

LOGILITY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

(b)	Employee Stock Purchase Plan

In November 1998, the Company adopted an Employee Stock Purchase Plan (the Purchase Plan) that offered employees the right to purchase shares of its common stock at 85% of the market price, as defined, pursuant to the Purchase Plan. This plan was terminated on October 31, 2003. Shares purchased on the open market on behalf of employee participants under the Purchase Plan were 0, 0, and 4,594 during the years ended April 30, 2006, 2005, and 2004, respectively.

(c)	Stock Repurchases

In February 2003, the Company’s Board of Directors amended an existing stock repurchase program to authorize the repurchase of up to an additional 400,000 shares of the Company’s common stock for a total authorized repurchase amount of up to 1,550,000 shares. The Company had repurchased 1,281,104 shares of its common stock for $7,674,000 as of April 30, 2006.

(7)	International Revenue and Significant Customer

International revenues were approximately $5.3 million or 14% of total revenues, $2.8 million or 11% of total revenues and $1.8 million or 8% of total revenues for the years ended April 30, 2006, 2005, and 2004, respectively, and were derived primarily from customers in Europe.

No individual customer accounted for more than 10% of revenue for the years ended April 30, 2006, 2005, and 2004.

(8)	Investment Impairment

In 2006 and 2005, we recorded $281,000 and $100,000 of investment impairment charges related to a minority investment. The impairment charge adjusted the carrying value of the investment to its estimated fair market value due to an other than temporary impairment having occurred. The remaining carrying amount as of April 30, 2006 and 2005 was $0 and $281,000, respectively, and is recorded in other non-current assets.

(9)	Commitments and Contingencies

(a)	401(k) Profit Sharing Plan

The employees of the Company are offered the opportunity to participate in the American Software, Inc. 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 60% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2006, 2005, and 2004.

Effective January 1, 2002, ASI amended the 401(k) Plan to discontinue the Company’s matching contributions. The 401(k) Plan was further amended to allow the Company to make a discretionary matching contribution at a rate to be determined by the Company. No discretionary matching contributions have been made subsequent to January 1, 2002.

LOGILITY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

(b)	Lease Commitments

The Company occupies its principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note 10). Amounts allocated to the Company for rent expense for these facilities were $411,000, $410,000, and $454,000 for the years ended April 30, 2006, 2005, and 2004, respectively. In addition, the Company has various other operating leases. Rent expense under these facility leases was $504,000, $530,000, and $477,000 for the years ended April 30, 2006, 2005, and 2004, respectively.

Future minimum lease payments under non-cancelable operating leases (excluding cancelable leases with ASI) are as follows (in thousands):

Year ended April, 30:
2007	$306
2008	274
2009	233
2010	235
2011	39

$1,087

(c)	Contingencies

The Company more often than not indemnifies its customers against damages and costs resulting from claims of patent, copyright, or trademark infringement associated with use of the Company’s products. The Company has historically not been required to make any payments under such indemnification provisions. However, the Company continues to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the indemnifications when those losses are estimable. In addition, the Company warrants to customers that the Company’s products operate substantially in accordance with the software product’s specifications. Historically, no costs have been incurred related to software product warranties and none are expected in the future, and as such no accruals for software product warranty costs have been made. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

LOGILITY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

(10)	Agreements with ASI

Effective August 1, 1997 (except for the Tax Sharing Agreement, which was effective January 23, 1997), the Company entered into certain contractual arrangements with ASI related to the following:

Tax Sharing Agreement—Certain terms under the Tax Sharing Agreement are described in note 5.

Services Agreement—Commencing August 1, 1997, the Company began purchasing (or selling) various services from (to) ASI based upon various cost methodologies as described below:

Service	Cost methodology	Expense for the year ended April 30, 2006	Expense for the year ended April 30, 2005	Expense for the year ended April 30, 2004
• General corporate services, including accounting, insurance expense, and employee benefits services	Apportioned based on formula to all ASI subsidiaries	$1,186,000	1,088,000	1,025,000

• Professional services to customers on behalf of the Company (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	73,000	97,000	67,000

Facilities Agreement—The Company leases various properties from ASI for specified square foot rates. The stated term of the agreement was for two years and is renewed automatically thereafter for successive one-year terms; however, it may be terminated by either party after a 90-day notice. Also included in these costs are utilities, telephone, and security expenses.		411,000	410,000	454,000

Stock Option Agreement—The Company has granted ASI an option to purchase Company common stock to enable ASI to maintain the necessary ownership percentage required to consolidate the Company in ASI’s consolidated Federal income tax return. The purchase price of the option is the average of the closing price on each of the five business days immediately preceding the date of payment.		Not applicable	Not applicable	Not applicable

Technology License Agreement—The Company granted ASI a nonexclusive, nontransferable, worldwide perpetual right and license to use, execute, reproduce, display, etc., its Supply Chain Planning and Execution Solutions (which ASI had transferred to the Company) so that ASI may maintain and support end-users of the software products. The license is fully paid and royalty-free.		Not applicable	Not applicable	Not applicable

Marketing License Agreement—The Company previously utilized ASI as a nonexclusive marketing representative for licensing of its products and paid ASI 30% (50% for certain international licenses) of net license fees for its services. This agreement expired August 1, 2003 and was not renewed.		—	—	102,000

LOGILITY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

April 30, 2006, 2005, and 2004

(11)	Financial Statements and Supplementary Data (Unaudited)

The following schedule represents results for each quarter in the years ended April 30, 2006 and 2005 (in thousands, except per share amounts):

	Total Revenues	Operating Income (Loss)	Net Earnings (Loss)	Diluted net Earnings (Loss) per share
Quarter ended:
July 31, 2005	$7,903	$759	$869	$0.07
October 31, 2005	9,275	1,268	3,732	0.28
January 31, 2006	10,050	2,172	1,855	0.14
April 30, 2006	10,075	1,760	1,557	0.12

Year ended April 30, 2006	$37,303	$5,959	$8,013	$0.60 *

Quarter ended:
July 31, 2004	$5,431	$266	$377	$0.03
October 31, 2004	4,831	(544)	(528)	(0.04)
January 31, 2005	7,115	(224)	(174)	(0.01)
April 30, 2005	7,499	(374)	(281)	(0.02)

Year ended April 30, 2005	$24,876	$(876)	$(606)	$(0.05)*

*	Quarterly amounts do not sum to full year total due to rounding

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Logility, Inc.:

We have audited the accompanying consolidated balance sheets of Logility, Inc. and Subsidiary as of April 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Logility, Inc. and Subsidiary as of April 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2006 in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Atlanta, Georgia

July 13, 2006

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2006. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of April 30, 2006.

We believe our consolidated financial statements fairly present in all material respects our financial position, results of operations and cash flows in our annual report on Form 10-K. The unqualified opinion of our independent registered public accounting firm on our consolidated financial statements as of April 30, 2006 and 2005 and for each of the years in the three-year period ended April 30, 2006 is included in this Form 10-K.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The directors and executive officers of Logility are as follows:

Name	Age	Position
J. Michael Edenfield	48	Chief Executive Officer, President and Director
James C. Edenfield	71	Chairman of the Board of Directors
Frederick E. Cooper	64	Director
Parker H. Petit	66	Director
Dr. John A. White	66	Director
Vincent C. Klinges	43	Chief Financial Officer
H. Allan Dow	42	Executive Vice President, Worldwide Sales and Marketing
Donald L. Thomas	59	Vice President, Customer Service

Directors are divided into three classes, with staggered three-year terms. Information regarding the directors of the Company, including their ages, their principal occupations for at least the past five years, other public company directorships held by them and the year each was first elected as a director of the Company, are set forth under the caption “Election of Directors” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and holders of more than 10% of our Common Stock are required under regulations promulgated by the Commission to furnish us with copies of all Section 16(a) forms they file. Based upon a review by the Company of filings made under Section 16(a) of the Exchange Act and representations from its directors and officers, all of the reports required to be filed during fiscal 2006 were filed on a timely basis.

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

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either Logility or American Software elects not to renew its term by giving proper notice. We will indemnify American Software against any damages that American Software may incur in connection with its performance of services under the Services Agreement (other than those arising from American Software’s gross negligence or willful misconduct), and American Software will indemnify us against any damages arising out of American Software’s gross negligence or willful misconduct in connection with its rendering of services under the Services Agreement. For the fiscal years ended April 30, 2006, 2005 and 2004, the amounts paid by us to American Software pursuant to this agreement were $1.3 million, $1.2 million and $1.1 million, respectively.

Facilities Agreement

American Software and Logility have entered into a Facilities Agreement (the “Facilities Agreement”), which provides that we may occupy space located in certain facilities owned or leased by American Software (or subsidiaries of American Software). The Facilities Agreement had an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term. The Facilities Agreement may be terminated upon 30 days’ written notice by us for any reason with respect to any particular facility. Our leasing of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software. For the fiscal years ended April 30, 2006, 2005 and 2004, the amounts paid by us to American Software pursuant to this agreement were $411,000, $410,000 and $454,000, respectively. Included in these amounts are lease expense, utilities expense, telephone expense, and security expense.

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

Marketing License Agreement

American Software USA, Inc. (“USA”), a wholly-owned subsidiary of American Software, and Logility had previously entered into a Marketing License Agreement (the “Marketing License Agreement”) pursuant to which USA agreed to act as a non-exclusive marketing representative of Logility for the solicitation of license agreements relating to the Logility Voyager Solutions product line. The Marketing License Agreement ended August 1, 2003, and was not renewed. No payments were made under this agreement for fiscal year 2006 and 2005.

Intercompany Loans

As a result of the various transactions between the Company and American Software (ASI), amounts payable to and receivable from ASI arise from time to time. At April 30, 2006, there was a payable to ASI in the amount of $3,445,000.

Item 14.	Principal Accountant Fees and Services

This information is set forth under the caption “Independent Registered Public Accounting Firm—Audit Fees and All Other Fees” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial statement schedule included in Part IV of this Form:

Page
Report of Independent Registered Public Accounting Firm	82
Schedule II—Valuation and Qualifying Accounts—for the three years ended April 30, 2006	83

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Logility, Inc.:

Under date of July 13, 2006, we reported on the consolidated balance sheets of Logility, Inc. and Subsidiary as of April 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2006, which are included in the April 30, 2006 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Atlanta, Georgia

July 13, 2006

Schedule II

Logility, Inc. and Subsidiary

Consolidated Valuation Accounts

Years ended April 30, 2006, 2005, and 2004

(In thousands)

Allowance for Doubtful Accounts

	Balance at beginning of year	Amounts Charged to expense	Other additions(1)	Deductions(2)	Balance at end of year
Years ended:
April 30, 2006	$230	(53)	2	(115)	64
April 30, 2005	$180	197	202	(349)	230
April 30, 2004	$189	45	6	(60)	180

(1)	Recovery of previously written-off amounts and beginning balance from DMI acquisition.
(2)	Write-off of uncollectible accounts.

Deferred Income Tax Valuation Allowance

The deferred tax valuation allowance roll-forward is included in Item 8 of this report under “Notes to Consolidated Financial Statements”—Note 5

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGILITY, INC.

By:	/S/ J. MICHAEL EDENFIELD
J. Michael Edenfield Chief Executive Officer

Date: July 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ J. MICHAEL EDENFIELD J. Michael Edenfield	President, Chief Executive Officer	July 13, 2006

/S/ JAMES C. EDENFIELD James C. Edenfield	Chairman of the Board of Directors	July 13, 2006

/S/ FREDERICK E. COOPER Frederick E. Cooper	Director	July 13, 2006

/S/ PARKER H. PETIT Parker H. Petit	Director	July 13, 2006

/S/ DR. JOHN A. WHITE Dr. John A. White	Director	July 13, 2006

/S/ VINCENT C. KLINGES Vincent C. Klinges	Chief Financial Officer	July 12, 2006

/S/ HERMAN L. MONCRIEF Herman L. Moncrief	Controller and Principal Accounting Officer	July 12, 2006