Form 10-Q
period 2006-07-31
LOGILITY INC
filed 2006-09-11
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at September 8, 2006
Common Stock, no par value	12,898,676 Shares

LOGILITY, INC. AND SUBSIDIARY

Form 10-Q

Quarter Ended July 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Logility, Inc. and Subsidiary

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	July 31, 2006	April 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,795	$6,128
Investments – current	22,716	20,332
Trade accounts receivable, less allowance for doubtful accounts of $64 at July 31, 2006 and April 30, 2006:
Billed	4,836	5,308
Unbilled	1,293	1,777
Deferred income taxes	2,571	2,922
Prepaid expenses and other current assets	1,819	1,673

Total current assets	39,030	38,140

Investments – noncurrent	—	499
Furniture, equipment, and purchased software, net	460	457
Capitalized computer software development costs, less accumulated amortization	6,248	6,382
Goodwill	5,809	5,809
Other intangibles, net	1,644	1,688
Other assets	99	99

	$53,290	$53,074

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253	$346
Accrued compensation and related costs	1,035	2,792
Other current liabilities	2,330	1,751
Deferred revenue	10,557	10,534
Due to American Software, Inc.	2,267	2,087

Total current liabilities	16,442	17,510

Deferred income taxes - long-term	540	316
Deferred income taxes - due to American Software, Inc.	1,358	1,358

Total liabilities	18,340	19,184

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 14,179,780 and 14,164,275 shares issued at July 31, 2006 and April 30, 2006, respectively	—	—
Additional paid-in capital	41,676	41,539
Retained earnings	948	25
Treasury stock, at cost – 1,281,104 shares at July 31, 2006 and April 30, 2006	(7,674)	(7,674)

Total shareholders’ equity	34,950	33,890

Commitments and contingencies

	$53,290	$53,074

See accompanying notes to condensed consolidated financial statements - unaudited.

Item 1. Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended July 31,
	2006	2005
Revenues:
License	$3,301	$2,436
Services and other	1,416	1,447
Maintenance	4,877	4,020

Total revenues	9,594	7,903

Cost of revenues:
License	1,377	1,005
Services and other	854	872
Maintenance	1,226	927

Total cost of revenues	3,457	2,804

Gross margin	6,137	5,099

Operating expenses:
Research and development	1,761	1,655
Less: Capitalizable software	(596)	(617)
Sales and marketing	2,506	2,187
General and administrative	1,142	1,028
Amortization of acquisition-related intangibles	88	87

Total operating expenses	4,901	4,340

Operating income	1,236	759
Other income, net	343	143

Earnings before income taxes	1,579	902
Provision for income taxes	656	33

Net earnings	$923	$869

Earnings per common share:
Basic	$0.07	$0.07

Diluted	$0.07	$0.07

Shares used in the calculation of earnings per common share:
Basic	12,896	12,874

Diluted	13,206	13,280

See accompanying notes to condensed consolidated financial statements - unaudited.

Item 1. Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended July 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$923	$869
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock based compensation expense	99	–
Depreciation and amortization	821	643
Bond amortization	(74)	(32)
Deferred income taxes	576	–
(Increase) decrease in assets:
Accounts receivable, net	956	(657)
Prepaid expenses and other assets	(146)	136
Increase (decrease) in liabilities:
Accounts payable, accrued costs and other current liabilities	(1,271)	(269)
Deferred revenue	23	(195)
Due to American Software, Inc.	180	338

Net cash provided by operating activities	2,087	833

Cash flows from investing activities:
Additions to capitalized computer software development costs	(596)	(617)
Purchases of furniture, equipment, and computer software costs	(50)	(63)
Proceeds from maturities of investments	32,738	27,373
Purchases of investments	(34,550)	(28,373)

Net cash used in investing activities	(2,458)	(1,680)

Cash flows from financing activities:
Proceeds from exercise of stock options	38	129
Repurchases of common stock	–	(1,634)

Net cash provided by (used in) financing activities	38	(1,505)

Net change in cash and cash equivalents	(333)	(2,352)
Cash and cash equivalents at beginning of period	6,128	7,824

Cash and cash equivalents at end of period	$5,795	$5,472

See accompanying notes to condensed consolidated financial statements - unaudited.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited

July 31, 2006

A.	Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), we have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. You should review these consolidated financial statements in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006, as filed with the SEC. The financial information we present in the condensed consolidated financial statements reflects all normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of the period indicated. This information is not necessarily indicative of the results for the full year or for any other future period.

We are an approximately 88% owned subsidiary of American Software, Inc., a publicly held provider of enterprise resource planning and supply chain management software solutions (NASDAQ – AMSWA).

B.	Principles of Consolidation

The condensed consolidated financial statements include the accounts of Logility, Inc., and its wholly owned subsidiary, Demand Management Inc. (“DMI”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

July 31, 2006

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

Maintenance. Revenue derived from maintenance contracts primarily includes telephone support, product updates, and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. Typically, we sell maintenance contracts for a separate fee with initial contractual periods ranging from one to three years with renewal for additional periods thereafter. We generally bill maintenance fees annually in advance. Maintenance revenue is recognized ratably over the term of the maintenance agreement. In situations where we bundle all or a portion of the maintenance fee with the license fee, VSOE for maintenance is based on prices when sold separately.

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognized fees as we perform services. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14), we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenues in the consolidated statements of operations under services and other.

Indirect Channel Revenue. We recognize revenues for sales we make through indirect channels principally when the distributor makes the sale to an end-user, when the license fee is fixed or determinable, the license fee is nonrefundable, and the sales meet all other conditions of SOP 97-2 and SOP 98-9.

Deferred Revenue. Deferred revenue represents advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenue.

F.	Major Customer

No single customer accounted for more than 10% of our total revenues for the three months ended July 31, 2006 and 2005.

G.	Net Earnings per Share of Common Stock

Basic net earnings per share of common stock available to common stockholders are based on the weighted-average number of shares of common stock outstanding. We base diluted net earnings per share available to common stockholders on the weighted-average number of shares of common stock outstanding and dilutive potential shares of common stock, such as dilutive stock options.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

July 31, 2006

The numerator in calculating both basic and diluted earnings per share of common stock for each period is the same as net earnings. The denominator is based on the number of shares of common stock as shown in the following table:

	Three months ended July 31,
	2006	2005
	(in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding	12,896	12,874

Dilutive effect of outstanding stock options	310	406

Total	13,206	13,280

Net earnings	$923	$869

Net earnings per common share:
Basic	$0.07	$0.07

Diluted	$0.07	$0.07

For the three months ended July 31, 2006 and July 31, 2005, we excluded options to purchase 31,590 and 56,590 shares of common stock from the computation of diluted earnings per share. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of July 31, 2006, we had a total of 750,592 options outstanding and as of July 31, 2005, we had a total of 824,472 options outstanding.

H.	Stock-Based Compensation

As of July 31, 2006, we have a stock-based employee compensation plan, which is described below. Prior to May 1, 2006, we accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

July 31, 2006

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock- Based Compensation.” Substantially no expense associated with employee stock options was recognized prior to May 1, 2006 as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective May 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment” using the modified prospective transition method. Under that transition method, compensation cost recognized on or after May 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R).

We recorded stock option compensation cost of $99,000 and related income tax benefits of approximately $12,000 during the three months ended July 31, 2006. Compensation is recorded over the vesting period directly to additional paid-in capital.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The following table illustrates the effect on net earnings if the fair value based method under SFAS 123 had been applied for the three months ended July 31, 2005 (in thousands):

Net earnings:
As reported	$869
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(114)

Pro forma net earnings	$755

Basic earnings per share:
As reported	$0.07
Pro forma in accordance with SFAS No. 123	$0.06
Diluted earnings per share:
As reported	$0.07
Pro forma in accordance with SFAS No. 123	$0.06

I.	Stock Option Plan

Prior to August 7, 1997, the Company had not issued any stock options; however, certain employees of the Company received stock options of ASI. Effective August 7, 1997, the Company adopted the Logility, Inc. 1997 Stock Plan (Stock Plan). The Stock Plan provides for grants of incentive stock options and nonqualified stock options to certain key employees and directors of the Company. The Stock Plan also allows for stock appreciation rights in lieu of or in addition to stock options. Options to purchase a maximum of 1,550,000 shares of common stock and a maximum of 300,000 units of Stock Appreciation Rights (SARs), as defined, may be granted under the Stock Plan. Existing options generally vest over a four-year period. The contractual

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

July 31, 2006

terms of existing options generally are for ten years. There have been no SARs granted to date. In March 2005, the Board amended the stock option grant form for future grants to provide for a six-year award life and a five-year vesting period. In July 2006, Logility’s Board of Directors approved an amendment increasing the number of shares available for grant by 400,000 shares, which amendment was approved by shareholders in August 2006.

The Stock Plan further limits stock option grants by providing that the number of outstanding option shares, when added to the outstanding shares held by shareholders other than American Software, may not exceed 20% of the issued and outstanding shares, if it were assumed that all of the stock options were exercised. As of July 31, 2006, the number of additional option shares that the Company could grant was not affected by the limitation described above.

A summary of changes in outstanding options for the period ended July 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2006	683,097	$4.05
Granted	83,000	8.16
Exercised	15,505	2.43
Forfeited/cancelled	—	—

Outstanding at July 31, 2006	750,592	$4.53	5.1	$2,590,326

Exercisable at July 31, 2006	572,617	$4.16	4.5	$2,201,396

The weighted-average grant date fair value of stock options granted during the three months ended July 31, 2006 and 2005, was $4.61 and $3.77, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended July 31, 2006 and 2005:

	2006	2005
Dividend yield	0%	0%
Expected volatility	65.0%	70.0%
Risk-free interest rate	5.0%	4.1%
Expected term	4.5 years	4.5 years

The expected volatility is based on the historical volatility and other factors. The Company uses historical data to estimate stock option exercise and forfeiture rates. The expected term represents the period over which the share-based awards are expected to be outstanding and it has been determined using the shortcut method described in SEC Staff Accounting Bulletin (“SAB”) No. 107. The dividend yield is an estimate of the expected dividend yield on the Company’s stock. The risk-free rate is based on U.S. Treasury yields in effect at the time of the grant for the expected term of the stock options.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

July 31, 2006

Options issued after May 1, 2006 with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the three months ended July 31 2006 and 2005, we issued 15,505 and 41,251 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2006 and 2005 based on market value at the exercise dates was $124,884 and $122,408, respectively. As of July 31, 2006, unrecognized compensation cost related to unvested stock option awards totaled approximately $811,000 and is expected to be recognized over a weighted average period of 2.1 years.

J.	Agreements with American Software, Inc. (“ASI”)

We have entered into certain contractual arrangements with ASI, as described below. Because ASI owns a majority of our shares, the terms of these agreements do not reflect arm’s length negotiation. However, management believes that the rates negotiated in the agreements reflect fair market values.

Tax Sharing Agreement— In accordance with the Company’s Tax Sharing Agreement with ASI, the Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. However, all benefits derived from deferred tax assets, as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards), that arose prior to the initial public offering (originally in the amount of $5,768,000, of which $1,333,000 was used in 1998) were allocated to ASI. Accordingly, the Company will not receive any economic benefit from the $4,435,000 of contributed gross deferred tax assets, of which approximately $3,336,000 relate to pre-IPO NOLs that still remain as of April 30, 2006. Also, the Company has generated approximately $2,019,000 of net operating loss carryforwards (tax-effected) since the initial public offering which, under the terms of the Tax Sharing Agreement, can be used by the Company to avoid making a payment to ASI. Of the $2,019,000 of net operating loss carryforwards, approximately $350,000 relates to deductions from the exercise of stock options. The income tax benefit when this portion of NOL is realized will be credited to additional paid-in capital. In accordance with FAS 109, these stock option NOLs will be the last to be utilized. To the extent the tax computation produces a tax benefit for the Company subsequent to the initial public offering; ASI will be required to pay such amounts to the Company only if and when realized by ASI by a reduction in income taxes payable with respect to the current tax period. At April 30, 2006, the Company has research and experimentation credit and Alternative Minimum Tax tax credit carry forwards, for U.S. federal income tax purposes of approximately $50,000 and $243,000, respectively, which are available to offset future federal taxable income, if any, through 2026, except for the AMT credit carryforward which does not expire.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During the three months ended July 31, 2006, management continued to believe that it was more likely than not that the benefit of net operating loss carryforwards would be realized by the Company.

Services Agreement—We purchase or sell various services from or to ASI based upon various cost methodologies as described below:

Service	Cost methodology	Three months ended July 31, 2006	Three months ended July 31, 2005
• General corporate services including accounting, insurance and employee benefits services expense	Apportioned based on formula to all ASI subsidiaries	$329,222	$303,000
• Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	30,000	20,000

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

July 31, 2006

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

Facilities Agreement—We lease various properties from ASI for specified square foot rates pursuant to a Facilities Agreement dated August 1, 1997, which the parties have renewed automatically annually since the initial two-year term. The stated term of the agreement is for two years with automatic one year extensions; however, either party may terminate the agreement after a 90 day notice. ASI also allocates utilities, telephone and security expenses under this agreement based on our percentage of occupancy. Our lease of space at any facility under the agreement is limited by the term of the underlying lease between ASI and a landlord with respect to any facility leased by ASI and is subject to the disposition by ASI of any facility that ASI owns. The parties valued the services related to this agreement at $104,000 for the three months ended July 31, 2006 and $99,000 for the three months ended July 31, 2005.

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

Reseller Agreement—Effective May 1, 2005, we entered into a Memorandum of Understanding (MOU) with ASI for the resale of ASI products by Logility personnel. Specifically, we will pay a royalty equal to 30% of the net license fees recognized allocated to the ASI products sold, after discounts and revenue recognition adjustments. Any maintenance fees included in the arrangement will be pro-rated based on the net license

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

July 31, 2006

fees. For the three months ended July 31, 2006 and for the three months ended July 31, 2005, we recorded royalty expenses of approximately $0 and $38,000 respectively. The related license fee revenues for such transactions are presented net of royalty expense in the accompanying condensed consolidated statements of operations, in accordance with EITF 99-19.

L.	Lease Commitments

We occupy our principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note “K”). Amounts allocated to the Company for rent expense for these facilities were $71,000 for the both the three months ended July 31, 2006 and the three months ended January 31, 2005. The Facilities Agreement, summarized above, is the basis for the calculation of these amounts. In addition, we have various other operating and facilities leases. Expense under these operating and facilities leases was $137,000 for the three months ended July 31, 2006 and $145,000 for the three months ended July 31, 2005.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the challenges and risks associated with integration of acquired product lines and companies, the effect of competitive products and pricing, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. The terms “fiscal 2007” and “fiscal 2006” refer to our fiscal years ending April 30, 2007 and 2006, respectively.

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

However, we believe information technology spending has incrementally improved in Fiscal 2007 and will continue to improve as increased global competition forces companies to improve productivity by upgrading their technology environment systems. Although this improvement could slow or regress at any time, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines are improving, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to the economic downturn in 2001.

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

We derive revenues primarily from three sources: software licenses, services and other, and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, consulting and customization services. We primarily bill under time and materials arrangements and recognize revenues as we perform services. Maintenance agreements typically are for a one- to three-year term and usually are entered into at the time of the initial product license. We generally bill maintenance fees annually in advance and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

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

We currently view the following factors as the primary opportunities and risks associated with our business:

•	The opportunity to expand the depth and number of strategic relationships with leading enterprise software providers, systems integrators and service providers to integrate our software solutions into their services and products and to create joint marketing opportunities; we currently have a number of marketing alliances, including those with SAP and IBM;

•	The opportunity for select acquisitions or investments to provide opportunities to expand our sales distribution channels, industry verticals , geographic reach and/or broaden our product offering by providing additional solutions for our target markets;

•	Our dependence on, and the risks associated with, the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control;

•	The risk that our competitors may develop technologies that are substantially equivalent or superior to our technology; and

•	The risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive; some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006. See also Item 1A of Part II of this Report.

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

Recent Developments

Adoption of SFAS 123(R). Prior to May 1, 2006, we accounted for our employee stock option plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation.” Substantially no stock-based employee compensation cost related to stock options was recognized in the consolidated statements of operations for periods prior to May 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized on or after May 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

As a result of adopting SFAS 123(R) on May 1, 2006, our earnings before income taxes and net earnings for the three months ended July 31, 2006 were $99,000 and $87,000 respectively, lower than if we had continued to account for share-based compensation under APB Opinion No. 25.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, and the risk-free interest rate for the expected term of the option. Effective May 1, 2006, expected volatilities are based on historical volatility of our stock. Previously, we had relied exclusively on historical volatility, disregarding periods of time in which our share price was extraordinarily volatile because of circumstances that were not expected to recur. We applied the short cut method as prescribed in SAB No. 107 to estimate the term that options are expected to be outstanding and used historical data to estimate the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of the grant with a term approximating the expected term. Options issued after May 1, 2006 with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the three months ended July 31, 2006 and 2005, we issued 15,505 and 41,251 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2006 and 2005 based on market value at the exercise dates was $124,884 and $122,408, respectively. As of July 31, 2006, unrecognized compensation cost related to unvested stock option awards totaled approximately $811,000 and is expected to be recognized over a weighted average period of 2.1 years.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2006 and 2005:

	Percentage of Total Revenues		Pct. Change in Dollars
	2006	2005	2006 vs 2005
Revenues:
License	34%	31%	36%
Services and other	15	18	(2)
Maintenance	51	51	21

Total revenues	100	100	21

Cost of revenues:
License	14	13	37
Services and other	9	11	(2)
Maintenance	13	12	32

Total cost of revenues	36	36	23

Gross margin	64	64	20

Operating expenses:
Research and development	18	21	6
Less: Capitalizable software	(6)	(8)	(3)
Sales and marketing	26	28	15
General and administrative	12	13	11
Amortization of acquisition-related intangibles	1	1	1

Total operating expenses	51	55	13

Operating income	13	9	63
Other income, net	4	2	140

Earnings before income taxes	17	11	75
Provision for income taxes	7	—	nm

Net earnings	10%	11%	6%

nm - not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31,

2006 AND 2005:

REVENUES:

For the quarter ended July 31, 2006, the 21% increase in revenues from the three months ended July 31, 2005 was primarily attributable to increases in license fees and maintenance revenues. This increase was partially offset by a slight decrease in services revenue. The primary reasons for these increases were improved selling environment and better sales execution in contracting license fees this quarter compared to the same period in the prior year. We believe that in recent quarters economic and industry conditions have improved, and market receptiveness for our products has improved as a result of an increase in business spending on supply chain software technology. International revenues represented approximately 15% and 11% of total revenues for the three months ended July 31, 2006 and 2005, respectively. Our revenues, particularly our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period. No single customer accounted for more than 10% of our total revenues in the three months ended July 31, 2006 or 2005.

LICENSES. The 36% increase in license fees in the three months ended July 31, 2006 compared to the same period last year was primarily the result of the improved selling environment and better sales execution in contracting license fees. The direct sales channel provided approximately 71% of license fee revenues for the three months ended July 31, 2006 compared to approximately 64% in the comparable period a year ago. This increase was due primarily to improved sales execution from our direct channel. For the three months ended July 31, 2006, our margins after commissions on direct sales were approximately 84% and our margins after commissions on indirect sales were approximately 46%. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. The 2% decrease in services and other revenues for the three months ended July 31, 2006 from the corresponding period in the previous fiscal year were primarily the result of a decrease in overall software implementation services related to timing of project work. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. The 21% increase in maintenance revenues for the three months ended July 31, 2006 compared to the corresponding period in the previous fiscal year were primarily the result of the increase in license fees in the prior periods resulted in increase maintenance revenues in the current quarter. Also, to a lesser extent, the diminishing effect of purchase accounting effect on maintenance revenue from the DMI acquisition. The purchase accounting write-down in DMI’s deferred revenues associated with technical support services resulted in lower maintenance revenues of $251,000 that would have otherwise been recognized in the quarter ended July 31, 2005 compared to no effect in quarter ended July 31, 2006. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

($000’s omitted)	Three months ended July 31,
	2006		2005
Gross margin on license fees:	$1,924	58%	$1,431	59%
Gross margin on services and other:	$562	40%	$575	40%
Gross margin on maintenance:	$3,651	75%	$3,093	77%

Total gross margin:	$6,137	64%	$5,099	64%

For the three months ended July 31, 2006, the slight decrease in total gross margin percentage was due primarily to a decrease in license fee and maintenance gross margin percentages.

LICENSES. The slight decrease in gross margin percentage on license fees for the three months ended July 31, 2006 was due to an increase in expense related to amortization of capitalized software development costs when compared to the same prior in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees. To a lesser degree, our license fee gross margin percentage in a given period is related to the variable expense of DMI’s agent commissions, and the proportion of license fees represented by DMI in that period.

SERVICES AND OTHER. For the three months ended July 31, 2006, services gross margin percentage was relatively consistent when compared to the same period in the prior fiscal year. Services and other gross margin normally is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively fixed in the short term.

MAINTENANCE. For the three months ended July 31, 2006, maintenance gross margin percentage decreased due to increased costs associated with indirect commissions.

EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended ($000’s omitted)
	July 31, 2006	Percent Change	July 31, 2005
Gross product research and development costs	$1,761	6%	$1,655
Percentage of total revenues	18%		21%
Less: Capitalized computer software research and development costs	$(596)	(3)%	$(617)
Percentage of gross product research and development costs	34%		37%

Product research and development expenses	$1,165	12%	$1038
Percentage of total revenues	12%		13%

Total amortization of capitalized computer software development costs	$730	54%	$475

For the three months ended July 31, 2006, capitalized software development costs decreased while gross product research and development costs increased when compared to the prior year period. This change was due to increased research and development costs and a decrease in projects which qualify for capitalization. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects in the pipeline. However, we expect capitalized software amortization expense to remain relatively consistent to the current quarter for the remainder of fiscal 2007.

SALES AND MARKETING. For the three months ended July 31, 2006, sales and marketing expenses were $2.5 million, a 15% increase from the comparable period a year ago. This increase was due primarily to an increase in the overall company sales commissions as a result of higher license fee sales. We generally include commissions on indirect sales in cost of sales.

GENERAL AND ADMINISTRATIVE. For the three months ended July 31, 2006, the 11% increase in general and administrative expenses to $1.1 million was primarily due to employee stock option expense not included in the Company’s prior year’s financial results. For the three months ended July 31, 2006 and 2005, the total number of employees was approximately 140.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Acquisition-related intangible assets of DMI are stated at historical cost and include certain intangible assets with definitive lives. We are amortizing these intangible assets on a straight-line basis over their expected useful lives of three to six years.

OTHER INCOME:

Other income is principally comprised of investment earnings. For the three months ended July 31, 2006, the investment earnings increased by approximately $199,000 when compared to the same period last year due primarily to an increase in the average cash balance and improved yield on interest rates, particularly on money market accounts. For the three months ended July 31, 2006, these investments generated an annualized yield of approximately 4.88% compared to approximately 3.0% for the three months ended July 31, 2005.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software; however, we provide for income taxes as if we were filing a separate income tax return. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. Due to the improvement of our reported results and projection of future taxable income, we have recognized a tax asset and have eliminated the valuation allowance against our recognizable net deferred tax assets in the quarter ended October 31, 2005, in accordance with SFAS No. 109. We recorded $656,000 in income tax expense in the quarter ended July 31, 2006 compared to $33,000 in the quarter ended July 31, 2005. We expect the Company’s tax effective rate to be in the range of 39% to 42% during fiscal year 2007.

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

The following tables show summary information about our cash flows and liquidity positions during the quarters ended July 31, 2006 and 2005. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

	Three Months Ended July 31 (in thousands)
	2006	2005
Net cash provided by operating activities	$2,087	$833
Net cash used in investing activities	(2,458)	(1,680)

Net cash provided (used) in financing activities	38	(1,505)

Net change in cash and cash equivalents	$(333)	$(2,352)

For the three months ended July 31, 2006, the increase in cash provided by operating activities when compared to the same period last year was due primarily to increases in net earnings, collections in accounts receivable, deferred income taxes, depreciation and amortization, stock-based compensation expense when compared to the same period last year. This increase was partially offset by a decrease in accounts payable and other accruals.

The increase in cash used in investing activities when compared to the same period in the prior year period was due primarily to net purchases of investments. Cash provided by financing activities increased compared to the same period in the prior year, due primarily to the repurchases of our common stock in the three months ended July 31, 2005.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated (used) by our activities:

	As of July 31, (in thousands)
	2006	2005
Cash and cash equivalents	$5,795	$5,472
Investments	22,716	18,927

Total cash and investments	$28,511	$24,399

Net change in total cash and investments (three months ended July 31)	$1,552	$(1,320)

The change in total cash generated per the above table for the three months ended July 31, 2006 when compared to cash used in the comparable period in the prior year was due primarily to the changes in operating assets and liabilities noted above.

Days Sales Outstanding in accounts receivable were 58 days as of July 31, 2006, compared to 71 days as of July 31, 2005. This decrease was due primarily to improved collection efforts. Our current ratio on July 31, 2006 was 2.4 to 1, compared to 1.9 to 1 on July 31, 2005.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $28.5 million in cash and investments, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor American Software currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998, at which time we adopted an additional repurchase plan for up to 800,000 shares. In February 2003, our Board of Directors approved a resolution authorizing us to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility’s common stock and management’s assessment of our liquidity and cash flow needs. For all repurchase plans, through July 31, 2006, we had purchased a cumulative total of approximately 1,281,104 shares at a total cost of approximately $7.7 million. We did not make any repurchases of our common stock in the quarter ended July 31, 2006. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under existing repurchase programs.

RECENT ACCOUNTING PRONOUNCEMENTS

During June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes, and interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is based on a more likely than not approach. This interpretation is effective for our fiscal year 2008.

The Company is currently evaluating the effect of this statement.

During June 2006 the Emerging Issues Task Force (“EITF”) issued Issue 06-03: How Taxes Collected for Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation). The task force reached a conclusion on issue one that the scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise tax. The task force also reached a conclusion on issue two that the presentation of taxes within the scope of issue one on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22, Disclosure of Accounting Policy. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The task force also reached a conclusion that this Issue should be applied to financial reports for Interim and annual periods beginning after December 15, 2006; our fiscal fourth quarter.

The Company currently uses the net presentation for sales taxes and will continue to do so.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to revenue/vendor specific object evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability to make payments, we may require additional allowances. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when we evaluate the adequacy of the allowance for doubtful accounts.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At July 31, 2006, our goodwill balance was $5.8 million and our intangible assets with definite lives balance was $1.6 million, net of accumulated amortization.

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

Stock-Based Compensation. Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized on or after May 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R).

SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Management judgments and assumptions related to volatility, the expected term and the forfeiture rate are made in connection with the calculation of stock compensation expense. We periodically review all assumptions used in our stock option pricing model. Changes in these assumptions could have a significant impact on the amount of stock compensation expense.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the quarter ended July 31, 2006, we generated approximately 15% of our revenues outside the United States. We usually make international sales directly through our foreign operations or through value added resellers. We typically denominate these sales in U.S. Dollars, British Pounds Sterling, or Euros. However, we denominate the expenses that we incur in our foreign operations in the local currency. The effects of foreign exchange rate fluctuations have not historically had a material impact on our financial consolidated statements. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. For the three months ended July 31, 2006, we recorded an exchange rate loss of $9,000 compared to an exchange rate loss of $22,000 for the three months ended July 31, 2005. We estimate that a 10% movement in foreign currency rates would have the effect of creating up to a $165,000 exchange gain or loss on our financial condition or results of operations for the three months ended July 31, 2006. We have not engaged in any hedging activities.

Interest rates and other market risks. We have no debt, so we have limited our discussion of interest rate risk to risks associated with our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. Dollars. The fair market value and carrying value of securities held at July 31, 2006 and 2005 were approximately $27.1 million and $24.1 million, respectively.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2006. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2006.

We believe our financial statements fairly present in all material respects our financial position, results of operations and cash in our quarterly report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 1A. Risk Factors

There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the quarter ended July 31, 2006:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2006 through May 31, 2006	0	$0.00	0	268,896
June 1, 2006 through June 30, 2006	0	$0.00	0	268,896
July 1, 2006 through July 31, 2006	0	$0.00	0	268,896

Total Fiscal 2007 First Quarter	0	$0.00	0	268,896

*	The above share purchase authority was approved by our Board of Directors in December 1997, November 1998 and in February 2003, when the Board approved resolutions authorizing us to repurchase an aggregate of up to 1.6 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

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

LOGILITY, INC.

Date: September 11, 2006	By:	/s/ J. Michael Edenfield J. Michael Edenfield President and Chief Executive Officer

Date: September 11, 2006	By:	/s/ Vincent C. Klinges Vincent C. Klinges Chief Financial Officer

Date: September 11, 2006	By:	/s/ Herman L. Moncrief Herman L. Moncrief Controller and Principal Accounting Officer