Form 10-Q
period 2006-10-31
LOGILITY INC
filed 2006-12-11
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Large accelerated filer  ☐             Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at December 7, 2006
Common Stock, no par value	14,193,040 Shares

LOGILITY, INC. AND SUBSIDIARY

Form 10-Q

Quarter Ended October 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Logility, Inc. and Subsidiary

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	October 31, 2006	April 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,531	$6,128
Investments – current	22,268	20,332
Trade accounts receivable, less allowance for doubtful accounts of $71 and $64 at October 31, 2006 and April 30, 2006:
Billed	7,522	5,308
Unbilled	1,976	1,777
Deferred income taxes	2,288	2,922
Prepaid expenses and other current assets	1,838	1,673

Total current assets	43,423	38,140

Investments – noncurrent	—	499
Furniture, equipment, and purchased software, net	464	457
Capitalized computer software development costs, less accumulated amortization	6,185	6,382
Goodwill	5,809	5,809
Other intangibles, net	1,525	1,688
Other assets	77	99

	$57,483	$53,074

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$382	$346
Accrued compensation and related costs	920	2,792
Other current liabilities	2,739	1,751
Deferred revenue	12,608	10,534
Due to American Software, Inc.	3,776	2,087

Total current liabilities	20,425	17,510

Deferred income taxes - long-term	951	316
Deferred income taxes - due to American Software, Inc.	—	1,358

Total liabilities	21,376	19,184

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 14,192,040 and 14,164,275 shares issued at October 31, 2006 and April 30, 2006, respectively	—	—
Additional paid-in capital	41,830	41,539
Retained earnings	2,063	25
Treasury stock, at cost – 1,296,104 shares at October 31, 2006 and 1,281,104 shares at April 30, 2006	(7,786)	(7,674)

Total shareholders’ equity	36,107	33,890

Commitments and contingencies

	$57,481	$53,074

See accompanying notes to condensed consolidated financial statements - unaudited.

Item 1. Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Revenues:
License	$3,343	$3,590	$6,644	$6,026
Services and other	1,587	1,336	3,003	2,783
Maintenance	5,089	4,349	9,966	8,369

Total revenues	10,019	9,275	19,613	17,178

Cost of revenues:
License	1,497	913	2,874	1,918
Services and other	837	894	1,691	1,766
Maintenance	1,220	1,006	2,446	1,933

Total cost of revenues	3,554	2,813	7,011	5,617

Gross margin	6,465	6,462	12,602	11,561

Operating expenses:
Research and development	1,762	1,741	3,523	3,396
Less: Capitalizable software	(587)	(617)	(1,183)	(1,234)
Sales and marketing	2,426	2,494	4,932	4,681
General and administrative	1,297	1,488	2,439	2,516
Amortization of acquisition-related intangibles	87	88	175	175

Total operating expenses	4,985	5,194	9,886	9,534

Operating income	1,480	1,268	2,716	2,027
Investment impairment	—	(160)	—	(160)
Other income, net	427	166	770	309

Earnings before income taxes	1,907	1,274	3,486	2,176
Provision (benefit) for income taxes	792	(2,458)	1,448	(2,425)

Net earnings	$1,115	$3,732	$2,038	$4,601

Earnings per common share:
Basic	$0.09	$0.29	$0.16	$0.36

Diluted	$0.08	$0.28	$0.15	$0.34

Shares used in the calculation of earnings per common share:
Basic	12,896	12,737	12,896	12,806

Diluted	13,232	13,206	13,253	13,354

See accompanying notes to condensed consolidated financial statements - unaudited.

Item 1. Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended October 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$2,038	$4,601
Adjustments to reconcile net earnings to net cash provided by operating activities:
Investment impairment	—	160
Stock-based compensation expense	203	—
Depreciation and amortization	1,717	1,287
Bond amortization	(178)	(42)
Deferred income taxes	1,269	(2,492)
(Increase) decrease in assets:
Accounts receivable, net	(2,413)	(1,099)
Prepaid expenses and other assets	(142)	60
Increase (decrease) in liabilities:
Accounts payable, accrued costs and other current liabilities	(849)	(9)
Deferred revenue	2,074	(931)
Due to American Software, Inc.	331	993

Net cash provided by operating activities	4,050	2,528

Cash flows from investing activities:
Additions to capitalized computer software development costs	(1,183)	(1,234)
Purchases of furniture, equipment, and computer software costs	(106)	(88)
Purchased technology	(75)	–
Proceeds from maturities of investments	57,050	49,027
Purchases of investments	(58,309)	(50,441)

Net cash used in investing activities	(2,623)	(2,736)

Cash flows from financing activities:
Proceeds from exercise of stock options	88	136
Deemed distribution for deferred income taxes resulting from Tax Sharing Agreement	—	(420)
Repurchases of common stock	(112)	(1,634)

Net cash used in financing activities	(24)	(1,918)

Net change in cash and cash equivalents	1,403	(2,126)
Cash and cash equivalents at beginning of period	6,128	7,824

Cash and cash equivalents at end of period	$7,531	$5,698

See accompanying notes to condensed consolidated financial statements - unaudited.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited

October 31, 2006

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

The condensed consolidated financial statements include the accounts of Logility, Inc. and its wholly owned subsidiary, Demand Management Inc. (“DMI”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

License. License revenue in connection with license agreements for standard proprietary software is recognized upon delivery of the software, providing collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, the Company recognizes revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair

DLOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

October 31, 2006

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

F. Major Customer

No single customer accounted for more than 10% of our total revenues in the three months or six months ended October 31, 2006 and 2005.

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

October 31, 2006

The numerator in calculating both basic and diluted earnings per share of common stock for each period is the same as net earnings. The denominator is based on the number of shares of common stock as shown in the following table:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
	(in thousands, except per share data)		(in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding	12,896	12,737	12,896	12,806
Dilutive effect of outstanding stock options	336	469	357	548

Total	13,232	13,206	13,253	13,354

Net earnings	$1,115	$3,732	$2,038	$4,601

Net earnings per common share:
Basic	$0.09	$0.29	$0.16	$0.36

Diluted	$0.08	$0.28	$0.15	$0.34

For the three and six months ended October 31, 2006, we excluded options to purchase 117,590 and 34,590 and for the three and six months ended October 31, 2005, we excluded options to purchase 56,590 and 55,139 shares of common stock, respectively, from the computation of diluted earnings per share. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of October 31, 2006, we had a total of 763,582 options outstanding and as of October 31, 2005, we had a total of 824,052 options outstanding.

H. Stock-Based Compensation

As of October 31, 2006, we have a stock-based employee compensation plan, which is described below. Prior to May 1, 2006, we accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Substantially no expense associated with employee stock options was recognized prior to May 1, 2006 as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

We recorded stock option compensation cost of $105,000 and $203,000 and related income tax benefits of approximately $24,000 and $36,000 during the three and six months ended October 31, 2006, respectively. Compensation is recorded over the vesting period directly to additional paid-in capital.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

October 31, 2006

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

The following table illustrates the effect on net earnings and earnings per share if the fair value based method under SFAS 123 had been applied for the three and six months ended October 31, 2005 (in thousands, except per share amounts):

	Three Months Ended October 31, 2005	Six Months Ended October 31, 2005
Net earnings:
As reported	$3,732	$4,601
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of income tax	(81)	(202)

Pro forma net earnings	$3,651	$4,399

Basic earnings per share:
As reported	$0.29	$0.36
Pro forma in accrodance with SFAS No. 123	$0.28	$0.34
Diluted earnings per share:
As reported	$0.28	$0.34
Pro forma in accrodance with SFAS No. 123	$0.28	$0.33

I. Stock Option Plan

Prior to August 7, 1997, the Company had not issued any stock options; however, certain employees of the Company received stock options of ASI. Effective August 7, 1997, the Company adopted the Logility, Inc. 1997 Stock Plan (Stock Plan). The Stock Plan provides for grants of incentive stock options and nonqualified stock options to certain key employees and directors of the Company. The Stock Plan also allows for stock appreciation rights in lieu of or in addition to stock options. Options to purchase a maximum of 1,600,000 shares of common stock and a maximum of 300,000 units of Stock Appreciation Rights (SARs), as defined, may be granted under the Stock Plan. Existing options generally vest over a four-year period. The contractual terms of existing options generally are for ten years. There have been no SARs granted to date. In March 2005, the Board amended the stock option grant form for future grants to provide for a six-year award life and a five-year vesting period. In July 2006, Logility’s Board of Directors approved an amendment increasing the number of shares available for grant by 400,000 shares, which amendment was approved by shareholders in August 2006.

The Stock Plan further limits stock option grants by providing that the number of outstanding option shares, when added to the outstanding shares held by shareholders other than American Software, may not exceed 20% of the issued and outstanding shares, if it were assumed that all of the stock options were exercised. As of October 31, 2006, the number of additional option shares that the Company could grant was not affected by the limitation described above.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

October 31, 2006

A summary of changes in outstanding options for the period ended October 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2006	683,097	$4.05
Granted	111,000	8.14
Exercised	(27,765)	3.13
Forfeited/cancelled	(2,750)	4.00

Outstanding at October 31, 2006	763,582	$4.67	4.9	$3,336,572

Exercisable at October 31, 2006	564,607	$4.19	4.3	$2,771,553

The weighted-average grant date fair value of stock options granted during the six months ended October 31, 2006 and 2005, was $4.57 and $3.39, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended October 31, 2006 and 2005:

	2006	2005
Dividend yield	0%	0%
Expected volatility	64.7%	68.5%
Risk-free interest rate	5.0%	4.3%
Expected term	4.5 years	4.5 years

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

Options issued after May 1, 2006 with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the six months ended October 31 2006 and 2005, we issued 27,765 and 43,001 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2006 and 2005 based on market value at the exercise dates was $171,951 and $127,800, respectively. As of October 31, 2006, unrecognized compensation cost related to unvested stock option awards totaled approximately $871,000 and is expected to be recognized over a weighted average period of 2.1 years.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

October 31, 2006

J. Agreements with American Software, Inc. (“ASI”)

We have entered into certain contractual arrangements with ASI, as described below. Because ASI owns a majority of our shares, the terms of these agreements do not reflect arm’s length negotiation. However, management believes that the rates negotiated in the agreements reflect fair market values.

Tax Sharing Agreement— In accordance with the Company’s Tax Sharing Agreement with ASI, the Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. However, all benefits derived from deferred tax assets, as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards), that arose prior to the initial public offering (originally in the amount of $5,768,000, of which $1,333,000 was used in 1998) were allocated to ASI. Accordingly, the Company will not receive any economic benefit from the $4,435,000 of contributed gross deferred tax assets, of which approximately $3,336,000 relate to pre-IPO NOLs that still remain as of April 30, 2006. Also, the Company has generated approximately $2,019,000 of net operating loss carryforwards (tax-effected) since the initial public offering which, under the terms of the Tax Sharing Agreement, can be used by the Company to avoid making a payment to ASI. Of the $2,019,000 of net operating loss carryfowards, approximately $350,000 relates to deductions from the exercise of stock options. The income tax benefit when this portion of NOL is realized will be credited to additional paid-in capital. In accordance with FAS 109, these stock option NOLs will be the last to be utilized. To the extent the tax computation produces a tax benefit for the Company subsequent to the initial public offering; ASI will be required to pay such amounts to the Company only if and when realized by ASI by a reduction in income taxes payable with respect to the current tax period. At April 30, 2006, the Company had research and experimentation credit and AMT tax credit carry forwards, for U.S. federal income tax purposes of approximately $50,000 and $243,000, respectively, which are available to offset future federal taxable income, if any, through 2026, except for the AMT credit carryforward which does not expire.

During the three months ended October 31, 2005, the Company recognized a deferred tax asset of approximately $4,994,000 by eliminating the income tax valuation allowance due to the improvement in the Company’s reported results and expected future taxable income. As a result, the Company recorded an income tax benefit of approximately $2.5 million. In accordance with the Company’s tax sharing agreement with ASI, the Company will not receive any economic benefit from the contributed pre-formation deferred tax assets (including net operating losses and tax credit carryforwards) of approximately $4.4 million. As a result, the Company has recorded the expected payment to ASI for these amounts (“Deferred income taxes—due to American Software, Inc.”) to shareholders’ equity (“Additional paid-in capital”) as a deemed distribution. In accordance with the Company’s tax sharing agreement, the Company also recorded a deemed distribution of approximately $420,000 to shareholders’ equity (“Additional paid-in capital”) and an increase in the related party payable (“Due to American Software, Inc.”) relating to capitalized software contributed by ASI to Logility.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At October, 31, 2006, management continued to believe that it is more likely than not that the deferred tax assets would be realized by the Company.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

October 31, 2006

Services Agreement—We purchase or sell various services from or to ASI based upon various cost methodologies as described below:

Service	Cost methodology	Three months ended October 31, 2006	Three months ended October 31, 2005	Six months ended October 31, 2006	Six months ended October 31, 2005
• General corporate services including accounting, insurance and employee benefits services expense	Apportioned based on formula to all ASI subsidiaries	$292,000	$279,000	$621,000	$580,000

• Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	61,000	20,000	91,000	40,000

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

Facilities Agreement—We lease various properties from ASI for specified square foot rates pursuant to a Facilities Agreement dated August 1, 1997, which the parties have renewed automatically annually since the initial two-year term. The stated term of the agreement is for two years with automatic one year extensions; however, either party may terminate the agreement after a 90 day notice. ASI also allocates utilities, telephone and security expenses under this agreement based on our percentage of occupancy. Our lease of space at any facility under the agreement is limited by the term of the underlying lease between ASI and a landlord with respect to any facility leased by ASI and is subject to the disposition by ASI of any facility that ASI owns. The parties valued the services related to this agreement at $104,000 and $99,000 for the three months ended October 31, 2006 and 2005 and $204,000 and $198,000 for the six months ended October 31, 2006 and 2005, respectively.

Technology License Agreement—We have granted ASI a nonexclusive, nontransferable, worldwide right and license to use, execute, reproduce, display, modify and prepare derivatives of our Supply Chain Planning and Execution Solutions, which we call the Logility Voyager Solutions product line (which ASI had transferred to us), so that ASI may maintain and support end-users of the software products and for no other purpose. The license is fully paid and royalty-free. Pursuant to this Agreement, the parties disclose to one another any enhancements and improvements that they may make or acquire in relation to a Logility Voyager Solutions product, subject to third-party confidentiality requirements. The term of this Agreement is indefinite, although we may terminate the Agreement for cause, and ASI may terminate it at any time upon 60 days’ prior written notice to us. Upon termination of this Agreement, all rights to Logility Voyager Solutions products that we license to ASI revert to us, while all rights to enhancements and improvements ASI makes Logility Voyager Solutions products revert to ASI.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

October 31, 2006

Stock Option Agreement—We have granted ASI an option to purchase that number of shares of our common stock that would enable ASI to maintain the 80% ownership percentage required to consolidate Logility in ASI’s consolidated Federal income tax return. The purchase price of the option is the average of the closing price on each of the five business days immediately preceding the date of payment.

Reseller Agreement—Effective May 1, 2005, we entered into a Memorandum of Understanding (MOU) with ASI for the resale of ASI products by Logility personnel. Specifically, we will pay a royalty equal to 30% of the net license fees recognized allocated to the ASI products sold, after discounts and revenue recognition adjustments. Any maintenance fees included in the arrangement will be pro-rated based on the net license fees. For the three months ended October 31, 2006 and 2005, we recorded royalty expenses of approximately $0 and $41,000, respectively, and for the six months ended October 31, 2006 and 2005, we recorded royalty expenses of approximately $0 and $79,000, respectively. The related license fee revenues for such transactions are presented net of royalty expense in the accompanying condensed consolidated statements of operations, in accordance with EITF 99-19.

K. Lease Commitments

We occupy our principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note “J”). Amounts allocated to the Company for rent expense for these facilities were $71,000 for both three months periods ended October 31, 2006 and 2005, and $142,000 for both six months periods ended October 31, 2006 and 2005. The Facilities Agreement, summarized above, is the basis for the calculation of these amounts. In addition, we have various other operating and facilities leases. Expense under these operating and facilities leases was $148,000 and $285,000 for the three and six months ended October 31, 2006 and $150,000 and $295,000 for the three and six months ended October 31, 2005, respectively.

L. New Accounting Pronouncements

During June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes, and interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is based on a more likely than not approach. This interpretation is effective for fiscal years beginning after December 15, 2006.

The Company does not expect this Interpretation to have a material impact on its financial statements.

During June 2006 the Emerging Issues Task Force (“EITF”) issued Issue 06-03: How Taxes Collected for Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation). The task force reached a tentative conclusion on issue one that the scope of this issue includes any tax assessed by a governmental authority this is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise tax. The task force also reached a tentative conclusion on issue two that the presentation of taxes within the scope of issue one on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – Unaudited (Continued)

October 31, 2006

Accounting Principles Board (“APB”) Opinion No. 22, Disclosure of Accounting Policy. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The task force also reached a tentative conclusion that this Issue should be applied to financial reports for Interim and annual periods beginning after December 15, 2006.

The Company does not expect this Issue to have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements-Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements due to the current diversity in practice. SAB 108 will require companies to use two approaches when quantifying financial statement misstatements. We are required to adopt SAB 108 for the fiscal year ending April 30, 2007.

We are currently evaluating the impact of adopting SAB 108 on our Consolidated Financial Statements.

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

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad. In recent years, the weakness in the overall world economy, and the U.S. economy in particular, has resulted in reduced expenditures in the business software market. Overall information technology spending continues to be relatively weak when compared to the period prior to the last economic downturn in 2001.

However, we believe information technology spending has incrementally improved in Fiscal 2007 and will continue to improve as increased global competition forces companies to improve productivity by upgrading their technology environment systems. Although this improvement could slow or regress at any time, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines have improved over the last several quarters, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to 2001.

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

We derive revenue primarily from three sources: software licenses, services and other, and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, consulting and customization services. We primarily bill under time and materials arrangements and recognize revenues as we perform services. Maintenance agreements typically are for a one- to three-year term and usually are entered into at the time of the initial product license. We generally bill maintenance fees annually in advance and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

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

As a result of adopting SFAS 123(R) on May 1, 2006, our net earnings for the three and six months ended October 31, 2006 were $81,000 and $167,000, respectively, net of related income tax benefit of $24,000 and $36,000, respectively, lower than if we had continued to account for share-based compensation under APB Opinion No. 25.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, and the risk-free interest rate for the expected term of the option. Effective May 1, 2006, expected volatilities are based on historical volatility of our stock. Previously, we had relied exclusively on historical volatility, disregarding periods of time in which our share price was extraordinarily volatile because of circumstances that were not expected to recur. We applied the short cut method as prescribed in SAB No. 107 to estimate the term that options are expected to be outstanding and used historical data to estimate the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of the grant with a term approximating the expected term. Options issued after May 1, 2006 with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the six months ended October 31, 2006 and 2005, we issued 27,765 and 43,001 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2006 and 2005 based on market value at the exercise dates was $171,951 and $127,800, respectively. As of October 31, 2006, unrecognized compensation cost related to unvested stock option awards totaled approximately $871,000 and is expected to be recognized over a weighted average period of 2.1 years.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2006 and 2005:

	Percentage of Total Revenues		Pct. Change in Dollars
	2006	2005	2006 vs 2005
Revenues:
License	33%	39%	(7)%
Services and other	16	14	19
Maintenance	51	47	17

Total revenues	100	100	8

Cost of revenues:
License	15	10	64
Services and other	8	10	(6)
Maintenance	12	11	21

Total cost of revenues	35	31	26

Gross margin	65	69	0

Operating expenses:
Research and development	18	19	1
Less: Capitalizable software	(6)	(7)	(5)
Sales and marketing	24	27	(3)
General and administrative	13	16	(13)
Amortization of acquisition-related intangibles	1	1	—

Total operating expenses	50	56	(4)

Operating income	15	13	17
Investment impairment	—	(2)	nm
Other income, net	4	2	157

Earnings before income taxes	19	13	50
Provision (benefit) for income taxes	8	(26)	nm

Net earnings	11%	39%	(70)%

nm - not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2006 and 2005:

	Percentage of Total Revenues		Pct. Change in Dollars
	2006	2005	2006 vs 2005
Revenues:
License	34%	35%	10%
Services and other	15	16	8
Maintenance	51	49	19

Total revenues	100	100	14

Cost of revenues:
License	15	11	50
Services and other	9	10	(4)
Maintenance	12	11	27

Total cost of revenues	36	33	25

Gross margin	64	67	9

Operating expenses:
Research and development	18	20	4
Less: Capitalizable software	(6)	(7)	(4)
Sales and marketing	25	27	5
General and administrative	12	15	(3)
Amortization of acquisition-related intangibles	1	1	—

Total operating expenses	50	55	4

Operating income	14	12	(34)
Investment impairment	—	(1)	nm
Other income, net	4	2	149

Earnings before income taxes	18	13	(60)
Provision (benefit) for income taxes	8	(14)	nm

Net earnings	10%	27%	56%

nm- not meaningful

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED

OCTOBER 31, 2006 AND 2005:

REVENUES:

For the quarter ended October 31, 2006, the increase in revenues from the three months ended October 31, 2005 was primarily attributable to increases in services and maintenance revenues. This increase was partially offset by a slight decrease in license fees revenue. The increase in revenues for the six months ended October 31, 2006 compared to the same period last year was primarily attributable to increases in all revenues streams, license fees, services and maintenance revenues. The primary reasons for these increases were improved selling environment compared to the same period in the prior year. We believe that in recent quarters economic and industry conditions have improved, and market receptiveness for our products has improved as a result of an increase in business spending on supply chain software technology. International revenues represented approximately 15% of total revenues for the three and six months ended October 31, 2006, respectively and 17% and 14% for the three and six months ended October 31, 2005, respectively. Our revenues particularly our international revenues may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period. No single customer accounted for more than 10% of our total revenues in the three and six months ended October 31, 2006 or 2005.

LICENSES. The 7% decrease in license fees in the three months ended October 31, 2006 compared to the same period last year was primarily due to timing of closing license fee deals. The 10% increase in license fees in the six months ended October 31, 2006, respectively, compared to the same period last year was primarily due to the result of the improved selling environment and better sales execution in contracting license fees. The direct sales channel provided approximately 54% and 63%, respectively, of license fee revenues for the three and six months ended October 31, 2006 compared to approximately 79% and 77%, respectively, in the comparable period a year ago. This decrease in direct sales was due primarily due to improved sales execution from our indirect channel increasing the ratio of sales from our indirect channel when compared to the same periods last year. For both the three and six months ended October 31, 2006, our margins after commissions on direct sales were approximately 85% and our margins after commissions on indirect sales were approximately 48% and 44%, respectively. This compares to the three and six months ended October 31, 2005, during which our margins after commissions on direct sales were approximately 90% for both periods and our margins after commissions on indirect sales were approximately 49%. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. The 19% and 8% increase in services and other revenues for the three and six months ended October 31, 2006, respectively, from the corresponding period in the previous fiscal year were primarily the result of an increase in overall software implementation services related to timing of project work as a result of increase license fee sales in previous quarters. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. The 17% and 19% increase in maintenance revenues for the three and six months ended October 31, 2006, respectively compared to the corresponding period in the previous fiscal year were primarily the result of the increase in license fees in the prior periods, which resulted in increase maintenance revenues in the current quarter. Also, to a lesser extent, the increase reflects the diminishing effect of purchase accounting on maintenance revenue from the DMI acquisition. The purchase accounting write-down in DMI’s deferred revenues associated with technical support services resulted in lower maintenance revenues of $68,000 that would have otherwise been recognized in the quarter ended October 31, 2005 compared to no effect in quarter ended October 31, 2006. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Three months ended October 31,				Six months ended October 31,
($000’s omitted)	2006		2005		2006		2005
Gross margin on license fees:	$1,846	55%	$2,677	75%	$3,770	57%	$4,108	68%
Gross margin on services and other:	$750	47%	$442	33%	$1,311	44%	$1,017	37%
Gross margin on maintenance:	$3,869	76%	$3,343	77%	$7,520	75%	$6,436	77%

Total gross margin:	$6,465	65%	$6,462	70%	$12,601	64%	$11,561	67%

For the three and six months ended October 31, 2006, the decrease in total gross margin percentage was due primarily to a decrease in license fee and maintenance gross margin percentages partially offset by an increase in the services margin.

LICENSES. The decrease in gross margin percentage on license fees for the three and six months ended October 31, 2006 were due to an increase in expense related to amortization of capitalized software development costs when compared to the same periods in the prior year and to a lesser extent an increase in indirect sales resulted in an increase in indirect commission expense. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees. To a lesser degree, our license fee gross margin percentage in a given period is related to the variable expense of DMI’s agent commissions, and the proportion of license fees represented by DMI in that period.

SERVICES AND OTHER. For the three and six months ended October 31, 2006, services and other gross margin percentage increased when compared to the same period in the prior fiscal year due to increased software implementation project work from license fee sales in the prior quarters. Services and other gross margin normally is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively fixed in the short term.

MAINTENANCE. For the three and six months ended October 31, 2006, maintenance gross margin percentage slightly decreased due to increased sales from our indirect sales channel which results in increased indirect commissions expense related to maintenance sales.

EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended ($000’s omitted)
	October 31, 2006	Percent Change	October 31, 2005
Gross product research and development costs	$1,762	1%	$1,741
Percentage of total revenues	18%		19%
Less: Capitalized computer software research and development costs	$(587)	(5)%	$(617)
Percentage of gross product research and development costs	33%		35%

Product research and development expenses	$1,175	5%	$1,124
Percentage of total revenues	12%		12%

Total amortization of capitalized computer software development costs *	$651	37%	$475

	Six Months Ended ($000’s omitted)
	October 31, 2006	Percent Change	October 31, 2005
Gross product research and development costs	$3,523	4%	$3,396
Percentage of total revenues	18%		20%
Less: Capitalized computer software research and development costs	$(1,183)	(4)%	$(1,234)
Percentage of gross product research and development costs	34%		36%

Product research and development expenses	$2,340	8%	$2,162
Percentage of total revenues	12%		13%

Total amortization of capitalized computer software development costs *	$1,381	(45)%	$950

*	- These expenses are included in cost of license fees

For the three and six months ended October 31, 2006, capitalized software development costs decreased while gross product research and development costs increased when compared to the prior year period. These changes were due to increased research and development costs and a decrease in projects which qualify for capitalization. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects in the pipeline. However, we expect capitalized software amortization expense to remain relatively consistent with the current quarter for the remainder of fiscal 2007.

SALES AND MARKETING. For the three months ended October 31, 2006, sales and marketing expenses were $2.4 million, a 3% decrease from the comparable period a year ago due primarily to a decrease in the overall company sales commissions as a result of lower license fee sales in the quarter. For the six months ended October 31, 2006, sales and marketing expenses were $4.9 million, a 5% increase from the comparable period a year ago. This increase was due primarily to an increase in the overall company sales commissions as a result of higher license fee sales compared to the same period a year ago. We generally include commissions on indirect sales in cost of sales.

GENERAL AND ADMINISTRATIVE. For the three and six months ended October 31, 2006, the decrease in general and administrative expenses was primarily lower bonus compensation expense when compared to the prior year. This was partially offset by employee stock option expense not included in the Company’s prior year’s financial results. For the three months ended October 31, 2006 and 2005, the total number of employees was approximately 137 and 140, respectively.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Acquisition-related intangible assets of DMI are stated at historical cost and include certain intangible assets with definitive lives. We are amortizing these intangible assets on a straight-line basis over their expected useful lives of three to six years.

OTHER INCOME:

Other income is principally comprised of investment earnings. For the three and six months ended October 31, 2006, the investment earnings increased by approximately $261,000 and $461,000, respectively, when compared to the same periods last year due primarily to an increase in the average cash balance and improved yield on interest rates, particularly on money market accounts. For the three and six months ended October 31, 2006, these investments generated an annualized yield of approximately 5.41% and 5.15%, respectively, compared to approximately 3.36% and 3.10%, respectively, for the three and six months ended October 31, 2005. For the three and six months ended October 31, 2005, these investment earnings were partially offset by a write-down of a minority investment of $160,000.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software; however, we provide for income taxes as if we were filing a separate income tax return. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. Due to the improvement of our reported results and projection of future taxable income, we have recognized a tax asset and have eliminated the valuation allowance against our recognizable net deferred tax assets in the quarter ended October 31, 2005, in accordance with SFAS No. 109. We recorded $792,000 in income tax expense in the quarter ended October 31, 2006 compared to a tax benefit of $2.5 million in the quarter ended October 31, 2005. We expect the Company’s tax effective rate to be in the range of 39% to 42% during fiscal year 2007.

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

The following tables show summary information about our cash flows and liquidity positions during the six months ended October 31, 2006 and 2005. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

	Six months ended October 31 (in thousands)
	2006	2005
Net cash provided by operating activities	$4,050	$2,528
Net cash used in investing activities	(2,623)	(2,736)

Net cash used in financing activities	(24)	(1,918)

Net change in cash and cash equivalents	$1,403	$(2,126)

For the six months ended October 31, 2006, the increase in cash provided by operating activities when compared to the same period last year was due primarily to increases in deferred revenue, deferred income taxes, depreciation and amortization, and stock-based compensation expense when compared to the same period last year. This increase was partially offset by a change in accounts receivable, accounts payable and other accruals. The decrease in cash used in investing activities when compared to the same period in the prior year period was due primarily to net purchases of investments and lower spending on capitalized software. Cash used in financing activities decreased compared to the same period in the prior year, due primarily to the repurchases of our common stock and a deemed distribution for deferred income taxes resulting from the tax sharing agreement in the six months ended October 31, 2005.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated (used) by our activities:

	As of October 31, (in thousands)
	2006	2005
Cash and cash equivalents	$7,531	$5,698
Investments	22,268	19,350

Total cash and investments	$29,799	$25,048

Net change in total cash and investments (six months ended October 31)	$2,840	$(671)

The change in total cash generated for the six months ended October 31,2006 when compared to cash used in the comparable period in the prior year was due primarily to the changes in operating assets and liabilities noted above.

Days Sales Outstanding in accounts receivable were 86 days as of October 31, 2006, compared to 65 days as of October 31, 2005. The DSO increased as of October 31, 2006 compared to October 31, 2005 due primarily to timing of closing license fees sales toward the end of the current quarter which resulted in an increase in accounts receivable balance. Our current ratio on October 31, 2006 was 2.1 to 1, compared to 2.2 to 1 on April 30, 2006.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $29.8 million in cash and investments, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor American Software currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998, at which time we adopted an additional repurchase plan for up to 800,000 shares. In February 2003, our Board of Directors approved a resolution authorizing us to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility’s common stock and management’s assessment of our liquidity and cash flow needs. For all repurchase authorizations, through October 31, 2006, we had purchased a cumulative total of approximately 1,296,104 shares at a total cost of approximately $7.8 million. We repurchased 15,000 shares of our common stock in the quarter ended October 31, 2006. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under existing repurchase authorizations.

RECENT ACCOUNTING PRONOUNCEMENTS

During June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is based on a more likely than not approach. This interpretation is effective for fiscal years beginning after December 15, 2006.

The Company does not expect this Interpretation to have a material impact on its financial statements.

During June 2006 the Emerging Issues Task Force (“EITF”) issued Issue 06-03: How Taxes Collected for Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation). The task force reached a tentative conclusion on issue one that the scope of this issue includes any tax assessed by a governmental authority this is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise tax. The task force also reached a tentative conclusion on issue two that the presentation of taxes within the scope of issue one on either a gross(included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22, Disclosure of Accounting Policy. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The task force also reached a tentative conclusion that this Issue should be applied to financial reports for interim and annual periods beginning after December 15, 2006.

The Company does not expect this Issue to have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements-Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements due to the current diversity in practice. SAB 108 will require companies to use two approaches when quantifying financial statement misstatements. We are required to adopt SAB 108 for the fiscal year ending April 30, 2007.

We are currently evaluating the impact of adopting SAB 108 on our Consolidated Financial Statements.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At October 31, 2006, our goodwill balance was $5.8 million and our intangible assets with definite lives balance was $1.5 million, net of accumulated amortization.

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

Stock-Based Compensation. Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized on or after May 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). Results for prior periods have not been restated. SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the quarter ended October 31, 2006, we generated approximately 15% of our revenues outside the United States. We usually make international sales directly through our foreign operations or through value added resellers. We typically denominate these sales in U.S. Dollars, British Pounds Sterling, or Euros. However, we denominate the expenses that we incur in our foreign operations in the local currency. The effects of foreign exchange rate fluctuations have not historically had a material impact on our financial consolidated statements. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. For the three and six months ended October 31, 2006, we recorded an exchange rate gain of $33,000 and $42,000 compared to an exchange rate gain of $1,000 for the three months ended October 31, 2005 and a loss of $14,000 for the six months ended October 31, 2005. We estimate that a 10% movement in foreign currency rates would have up to $490,000 exchange gain or loss on our financial condition or results of operations. We have not engaged in any hedging activities.

Interest rates and other market risks. We have no debt, so we have limited our discussion of interest rate risk to risks associated with our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. Dollars. The fair market value and carrying value of securities held at October 31, 2006 and 2005 were approximately $29.3 million and $24.8 million, respectively.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2006. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of October 31, 2006.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the quarter ended October 31, 2006:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2006 through August 31, 2006	0	$0.00	0	268,896
September 1, 2006 through September 30, 2006	15,000	$7.45	15,000	253,896
October 1, 2006 through October 31, 2006	0	$0.00	0	253,896

Total Fiscal 2007 Second Quarter	15,000	$7.45	15,000	253,896

*	The above share purchase authority was approved by our Board of Directors in December 1997, November 1998 and February 2003, when the Board approved resolutions authorizing us to repurchase an aggregate of up to 1.6 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2006 Annual Meeting of Shareholders on August 17, 2006. At the meeting, a shareholder vote was taken with respect to the re-election of Fredrick E. Cooper and Parker H. Petit as directors for a three-year term. There were no other nominees. The terms of Directors J. Michael Edenfield, John A. White and James C. Edenfield continued after the meeting and will expire with future Annual Meeting of Stockholders. There was also a shareholder vote to amend the 1997 Stock Plan to increase the number of shares that may be subject to options granted under that Plan from 1,200,000 shares to 1,600,000 shares.

The results of the shareholder’s votes were as follows:

Election of Fredrick E. Cooper

Votes “For:” 12,510,381; Withholding Authority to Vote “For:” 10,347.

Election of Parker H. Petit

Votes “For:” 12,371,816; Withholding Authority to Vote “For:” 148,910.

Amendment to the 1997 Stock Plan

Votes “For:” 11,630,360; Votes “Against:” 55,325; Votes “Abstaining:” 10,205.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1. Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGILITY, INC.

Date: December 11, 2006	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President and Chief Executive Officer

Date: December 11, 2006	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: December 11, 2006	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer