Form 10-Q/A
period 2006-10-31
LOGILITY INC
filed 2006-12-20
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at December 7, 2006
Common Stock, no par value	12,896,936 Shares

LOGILITY, INC. AND SUBSIDIARY

Form 10-Q

Quarter Ended October 31, 2006

2

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on form 10-Q for the six months ended October 31, 2006 for the purpose of amending the following items:

1.	The number of Class A Common shares reported on the cover page of our form 10-Q as outstanding on December 7, 2006 was inadvertently misstated. We have determined that the correct amount outstanding on that date to be 12,896,936 and not 14,193,040 as previously reported. This correction did not have an impact on our financial statements for any period presented.

2.	Total Liabilities and Shareholders’ Equity reported on the Condensed Consolidated Balance Sheet for the period ended October 31, 2006 contains a typographical error. Total Liabilities and Shareholders Equity should reflect $57,483,000 and not $57,481,000 as previously reported. This correction did not have an impact on our financial statements for any period presented.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also contains Item 1 of Part 1, as amended, and new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 contains only the sections and exhibits to the Form 10-Q that are being amended. The sections of and exhibits to the Form 10-Q as originally filed, which are not included herein, are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks as of the date of the original filing of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Logility, Inc. and Subsidiary

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	October 31, 2006	April 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,531	$6,128
Investments – current	22,268	20,332
Trade accounts receivable, less allowance for doubtful accounts of $71 and $64 at October 31, 2006 and April 30, 2006:
Billed	7,522	5,308
Unbilled	1,976	1,777
Deferred income taxes	2,288	2,922
Prepaid expenses and other current assets	1,838	1,673

Total current assets	43,423	38,140

Investments – noncurrent	—	499
Furniture, equipment, and purchased software, net	464	457
Capitalized computer software development costs, less accumulated amortization	6,185	6,382
Goodwill	5,809	5,809
Other intangibles, net	1,525	1,688
Other assets	77	99

	$57,483	$53,074

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$382	$346
Accrued compensation and related costs	920	2,792
Other current liabilities	2,739	1,751
Deferred revenue	12,608	10,534
Due to American Software, Inc.	3,776	2,087

Total current liabilities	20,425	17,510

Deferred income taxes - long-term	951	316
Deferred income taxes - due to American Software, Inc.	—	1,358

Total liabilities	21,376	19,184

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 14,192,040 and 14,164,275 shares issued at October 31, 2006 and April 30, 2006, respectively	—	—
Additional paid-in capital	41,830	41,539
Retained earnings	2,063	25
Treasury stock, at cost – 1,296,104 shares at October 31, 2006 and 1,281,104 shares at April 30, 2006	(7,786)	(7,674)

Total shareholders’ equity	36,107	33,890

Commitments and contingencies

	$57,483	$53,074

See accompanying notes to condensed consolidated financial statements - unaudited.

4

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1. Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGILITY, INC.

Date: December 20, 2006	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President and Chief Executive Officer

Date: December 20, 2006	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

	By:	/s/ Herman L. Moncrief
Date: December 20, 2006		Herman L. Moncrief
Controller and Principal Accounting Officer

5