Form 10-Q
period 2007-01-31
LOGILITY INC
filed 2007-03-12
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

(404) 261-9777

(Registrant's telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2007
Common Stock, no par value	12,903,132 Shares

LOGILITY, INC. AND SUBSIDIARY

Form 10-Q

Quarter Ended January 31, 2007

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements

Logility, Inc. and Subsidiary

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	January 31, 2007	April 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$11,612	$6,128
Investments – current	20,275	20,332
Trade accounts receivable, less allowance for doubtful accounts of $75 and $64 at January 31, 2007 and April 30, 2006:
Billed	6,859	5,308
Unbilled	1,264	1,777
Deferred income taxes	1,580	2,922
Prepaid expenses and other current assets	1,845	1,673

Total current assets	43,435	38,140

Investments – noncurrent	—	499
Furniture, equipment, and purchased software, net	449	457
Capitalized computer software development costs, less accumulated amortization	6,102	6,382
Goodwill	5,809	5,809
Other intangibles, net	1,406	1,688
Other assets	77	99

	$57,278	$53,074

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$266	$346
Accrued compensation and related costs	1,415	2,792
Other current liabilities	3,106	1,751
Deferred revenue	11,471	10,534
Deferred income taxes—due to American Software, Inc.	1,468	2,087
Due to American Software, Inc.	152	—

Total current liabilities	17,878	17,510

Deferred income taxes—long-term	1,188	316
Deferred income taxes—due to American Software, Inc.	—	1,358

Total liabilities	19,066	19,184

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 14,199,236 and 14,164,275 shares issued at January 31, 2007 and April 30, 2006, respectively	—	—
Additional paid-in capital	41,942	41,539
Retained earnings	4,056	25
Treasury stock, at cost – 1,296,104 shares at January 31, 2007 and 1,281,104 shares at April 30, 2006	(7,786)	(7,674)

Total shareholders’ equity	38,212	33,890

Commitments and contingencies

	$57,278	$53,074

See accompanying notes to condensed consolidated financial statements—unaudited.

Item 1.	Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Revenues:
License	$3,900	$4,000	$10,544	$10,026
Services and other	1,773	1,352	4,775	4,135
Maintenance	5,623	4,698	15,589	13,067

Total revenues	11,296	10,050	30,908	27,228

Cost of revenues:
License	1,318	652	4,192	2,570
Services and other	879	811	2,570	2,577
Maintenance	1,229	1,159	3,675	3,092

Total cost of revenues	3,426	2,622	10,437	8,239

Gross margin	7,870	7,428	20,471	18,989

Operating expenses:
Research and development	1,868	1,787	5,391	5,183
Less: Capitalizable software	(495)	(537)	(1,678)	(1,771)
Sales and marketing	2,378	2,841	7,310	7,522
General and administrative	1,381	1,077	3,821	3,593
Amortization of acquisition-related intangibles	88	88	263	263

Total operating expenses	5,220	5,256	15,107	14,790

Operating income	2,650	2,172	5,364	4,199
Investment impairment	—	—	—	(160)
Other income, net	456	224	1,226	533

Earnings before income taxes	3,106	2,396	6,590	4,572
Provision (benefit) for income taxes	1,111	541	2,559	(1,884)

Net earnings	$1,995	$1,855	$4,031	$6,456

Earnings per common share:
Basic	$0.15	$0.15	$0.31	$0.50

Diluted	$0.15	$0.14	$0.30	$0.49

Shares used in the calculation of earnings per common share:
Basic	12,898	12,787	12,897	12,799

Diluted	13,220	13,172	13,247	13,198

See accompanying notes to condensed consolidated financial statements—unaudited.

Item 1.	Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended January 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$4,031	$6,456
Adjustments to reconcile net earnings to net cash provided by operating activities:
Investment impairment	–	160
Stock-based compensation expense	288	–
Depreciation and amortization	2,474	1,675
Bond amortization	(221)	(50)
Deferred income taxes	2,273	(1,985)
(Increase) decrease in assets:
Accounts receivable, net	(1,038)	(3,152)
Prepaid expenses and other assets	(207)	(280)
Increase (decrease) in liabilities:
Accounts payable, accrued costs and other current liabilities	(102)	1,314
Deferred revenue	937	316
Due to American Software, Inc.	(184)	(97)

Net cash provided by operating activities	8,251	4,357

Cash flows from investing activities:
Additions to capitalized computer software development costs	(1,678)	(1,771)
Purchases of furniture, equipment, and computer software costs	(152)	(147)
Purchased technology	(75)	–
Proceeds from maturities of investments	82,741	71,077
Purchases of investments	(81,964)	(73,547)

Net cash used in investing activities	(1,128)	(4,388)

Cash flows from financing activities:
Proceeds from exercise of stock options	115	547
Contribution from (dividend to) ASI—Tax Sharing Agreement	(1,642)	(420)
Repurchases of common stock	(112)	(1,634)

Net cash used in financing activities	(1,639)	(1,507)

Net change in cash and cash equivalents	5,484	(1,538)
Cash and cash equivalents at beginning of period	6,128	7,824

Cash and cash equivalents at end of period	$11,612	$6,286

See accompanying notes to condensed consolidated financial statements - unaudited.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited

January 31, 2007

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

License. License revenue in connection with license agreements for standard proprietary software is recognized upon delivery of the software, providing collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, the

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited (continued)

January 31, 2007

Company recognizes revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products gross, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we 1) act as principal in the transaction, 2) take title to the products, 3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded on a gross basis.

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

F.	Major Customer

No single customer accounted for more than 10% of our total revenues in the three months or nine months ended January 31, 2007 and January 31, 2006.

G.	Earnings per Share of Common Stock

Basic earnings per share of common stock available to common stockholders are based on the weighted-average number of shares of common stock outstanding. We base diluted earnings per share available to common stockholders on the weighted-average number of shares of common stock outstanding and dilutive potential shares of common stock, such as dilutive stock options.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited (continued)

January 31, 2007

The numerator in calculating both basic and diluted earnings per share of common stock for each period is the same as net earnings. The denominator is based on the number of shares of common stock as shown in the following table:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
	(in thousands, except per share data)		(in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding	12,898	12,787	12,897	12,799
Dilutive effect of outstanding stock options	322	385	350	399

Total	13,220	13,172	13,247	13,198

Net earnings	$1,995	$1,855	$4,031	$6,456

Earnings per common share:
Basic	$0.15	$0.15	$0.31	$0.50

Diluted	$0.15	$0.14	$0.30	$0.49

For the three and nine months ended January 31, 2007, we excluded options to purchase 117,590 and 37,590 shares of common stock, respectively, and for the three and nine months ended January 31, 2006, we excluded options to purchase 28,590 and 53,590 shares of common stock, respectively, from the computation of diluted earnings per share. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of January 31, 2007, we had a total of 757,386 options outstanding and as of January 31, 2006, we had a total of 696,422 options outstanding.

H.	Stock-Based Compensation

As of January 31, 2007, we have a stock-based employee compensation plan, which is described below. Prior to May 1, 2006, we accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Substantially no expense associated with employee stock options was recognized prior to May 1, 2006 as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

We recorded stock option compensation cost of $85,000 and $288,000 and related income tax benefits of approximately $2,000 and $38,000 during the three and nine months ended January 31, 2007, respectively. Compensation is recorded over the vesting period directly to additional paid-in capital.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited (continued)

January 31, 2007

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

The following table illustrates the effect on net earnings and earnings per share if the fair value based method under SFAS 123 had been applied for the three and nine months ended January 31, 2006 (in thousands, except per share amounts):

	Three Months Ended January 31, 2006	Nine Months Ended January 31, 2006
Net earnings-as reported	$1,855	$6,456
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of income tax	(48)	(178)

Pro forma net earnings	$1,807	$6,278

Basic earnings per share:
As reported	$0.15	$0.50
Pro forma in accrodance with SFAS No. 123	$0.14	$0.49
Diluted earnings per share:
As reported	$0.14	$0.49
Pro forma in accrodance with SFAS No. 123	$0.14	$0.48

I.	Stock Option Plan

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

The Stock Plan further limits stock option grants by providing that the number of outstanding option shares, when added to the outstanding shares held by shareholders other than American Software, may not exceed 20% of the issued and outstanding shares, if it were assumed that all of the stock options were exercised. As of January 31, 2007, the number of additional option shares that the Company could grant was not affected by the limitation described above.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited (continued)

January 31, 2007

A summary of changes in outstanding options for the period ended January 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2006	683,097	$4.05
Granted	114,000	8.12
Exercised	(34,961)	3.28
Forfeited/cancelled	(4,750)	4.00

Outstanding at January 31, 2007	757,386	$4.69	4.6	$2,396,053

Exercisable at January 31, 2007	576,836	$4.16	4.1	$2,127,119

The weighted-average grant date fair value of stock options granted during the nine months ended January 31, 2007 and 2006, was $4.56 per share and $4.40 per share, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended January 31, 2007 and 2006:

	2007	2006
Dividend yield	0%	0%
Expected volatility	64.6%	68.4%
Risk-free interest rate	5.0%	4.3%
Expected term	4.5 years	4.5 years

The expected volatility is based on the historical volatility and other factors. The Company uses historical data to estimate stock option exercise and forfeiture rates. The expected term represents the period over which the share-based awards are expected to be outstanding and it has been determined using the shortcut method described in SEC Staff Accounting Bulletin (“SAB”) No. 107. The dividend yield is an estimate of the expected dividend yield on the Company’s stock. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of the grant for the expected term of the stock options.

Options issued after May 1, 2006 with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the nine months ended January 31 2007 and 2006, we issued 34,961 and 171,381 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2007 and 2006 based on market value at the exercise dates was $201,609 and $967,809, respectively. As of January 31, 2007, unrecognized compensation cost related to unvested stock option awards totaled approximately $774,000 and is expected to be recognized over a weighted average period of 2 years.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited (continued)

January 31, 2007

J.	Agreements with American Software, Inc. (“ASI”)

We have entered into certain contractual arrangements with ASI, as described below. Because ASI owns a majority of our shares, the terms of these agreements do not reflect arm’s length negotiation. However, management believes that the rates negotiated in the agreements reflect fair market values.

Tax Sharing Agreement—In accordance with the Company’s Tax Sharing Agreement with ASI, the Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. However, all benefits derived from deferred tax assets, as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards), that arose prior to the initial public offering (originally in the amount of $5,768,000, of which $1,333,000 was used in 1998) were allocated to ASI. Accordingly, the Company will not receive any economic benefit from the $4,435,000 of contributed gross deferred tax assets, of which approximately $3,336,000 relate to pre-IPO NOLs that still remain as of April 30, 2006. Also, the Company has generated approximately $2,019,000 of net operating loss carryforwards (tax-effected) since the initial public offering which, under the terms of the Tax Sharing Agreement, can be used by the Company to avoid making a payment to ASI. Of the $2,019,000 of net operating loss carryfowards, approximately $350,000 relates to deductions from the exercise of stock options. The income tax benefit when this portion of NOL is realized will be credited to additional paid-in capital. In accordance with Statement of Financial Accounting Standards No. 109 (“FAS 109”), Accounting for Income Taxes, these stock option NOLs will be the last to be utilized. To the extent the tax computation produces a tax benefit for the Company subsequent to the initial public offering; ASI will be required to pay such amounts to the Company only if and when realized by ASI by a reduction in income taxes payable with respect to the current tax period. At April 30, 2006, the Company had research and experimentation credit and AMT tax credit carry forwards, for U.S. federal income tax purposes of approximately $50,000 and $243,000, respectively, which are available to offset future federal taxable income, if any, through 2026, except for the AMT credit carryforward which does not expire.

During the three months ended January 31, 2006, the Company recognized a deferred tax asset of approximately $4,994,000 by eliminating the income tax valuation allowance due to the improvement in the Company’s reported results and expected future taxable income. As a result, the Company recorded an income tax benefit of approximately $2.5 million. In accordance with the Company’s tax sharing agreement with ASI, the Company will not receive any economic benefit from the contributed pre-formation deferred tax assets (including net operating losses and tax credit carryforwards) of approximately $4.4 million. As a result, the Company has recorded the expected payment to ASI for these amounts (“Deferred income taxes—due to American Software, Inc.”) to shareholders’ equity (“Additional paid-in capital”) as a deemed distribution. In accordance with the Company’s tax sharing agreement, the Company also recorded a deemed distribution of approximately $420,000 to shareholders’ equity (“Additional paid-in capital”) and an increase in the related party payable (“Due to American Software, Inc.”) relating to capitalized software contributed by ASI to Logility.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited (continued)

January 31, 2007

temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At January, 31, 2007, management continued to believe that it is more likely than not that the deferred tax assets would be realized by the Company.

Services Agreement—We purchase or sell various services from or to ASI based upon various cost methodologies as described below:

Service	Cost methodology	Three months ended January 31, 2007	Three months ended January 31, 2006	Nine months ended January 31, 2007	Nine months ended January 31, 2006
General corporate services including accounting, insurance and employee benefits services expense	Apportioned based on formula to all ASI subsidiaries	$296,000	$292,000	$917,000	$872,000

Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	11,000	19,000	102,000	71,000

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

Facilities Agreement—We lease various properties from ASI for specified square foot rates pursuant to a Facilities Agreement dated August 1, 1997, which the parties have renewed automatically annually since the initial two-year term. The stated term of the agreement is for two years with automatic one year extensions; however, either party may terminate the agreement after a 90 day notice. ASI also allocates utilities, telephone and security expenses under this agreement based on our percentage of occupancy. Our lease of space at any facility under the agreement is limited by the term of the underlying lease between ASI and a landlord with respect to any facility leased by ASI and is subject to the disposition by ASI of any facility that ASI owns. The parties valued the services related to this agreement at $105,000 and $106,000 for the three months ended January 31, 2007 and 2006 and $309,000 and $304,000 for the nine months ended January 31, 2007 and 2006, respectively.

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

January 31, 2007

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

Stock Option Agreement—We have granted ASI an option to purchase that number of shares of our common stock that enables ASI to maintain the 80% ownership percentage required to consolidate Logility in ASI’s consolidated Federal income tax return. The purchase price of the option is the average of the closing price on each of the five business days immediately preceding the date of payment.

Reseller Agreement—Effective May 1, 2005, we entered into a Memorandum of Understanding (MOU) with ASI for the resale of ASI products by Logility personnel. Specifically, we will pay a royalty equal to 30% of the net license fees recognized allocated to the ASI products sold, after discounts and revenue recognition adjustments. Any maintenance fees included in the arrangement will be pro-rated based on the net license fees. For the three months ended January 31, 2007 and 2006, we recorded royalty expenses of approximately $0 and $27,000, respectively, and for the nine months ended January 31, 2007 and 2006, we recorded royalty expenses of approximately $0 and $106,000, respectively. The related license fee revenues for such transactions are presented net of royalty expense in the accompanying condensed consolidated statements of operations, in accordance with EITF 99-19.

K.	Lease Commitments

We occupy our principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note “J”). Amounts allocated to the Company for rent expense for these facilities were $71,000 for both three months periods ended January 31, 2007 and 2006, and $213,000 for both nine months periods ended January 31, 2007 and 2006. The Facilities Agreement, summarized above, is the basis for the calculation of these amounts. In addition, we have various other operating and facilities leases. Expense under these operating and facilities leases was $122,000 and $408,000 for the three and nine months ended January 31, 2007 and $84,000 and $379,000 for the three and nine months ended January 31, 2006, respectively.

L.	New Accounting Pronouncements

During June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes, and interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is based on a more likely than not approach. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company currently does not expect this Interpretation to have a material impact on its 2008 consolidated financial statements.

During June 2006 the Emerging Issues Task Force (“EITF”) issued Issue 06-03: How Taxes Collected for Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation). This particular EITF addressed two issues related to 1) what amounts

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements - unaudited (continued)

January 31, 2007

assessed by governmental entities should be included within the scope of this issue and 2) How the tax assessed within the scope of this issue should be presented in the income statement. The task force reached a tentative conclusion on issue one that the scope of this issue includes any tax assessed by a governmental authority this is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise tax. The task force also reached a tentative conclusion on issue two that the presentation of taxes within the scope of issue one on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22, Disclosure of Accounting Policy. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The task force also reached a tentative conclusion that this Issue should be applied to financial reports for Interim and annual periods beginning after December 15, 2006. The Company does not expect this Issue to have a material impact on its 2008 consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements due to the current diversity in practice. SAB 108 will require companies to use two approaches when quantifying financial statement misstatements. We are required to adopt SAB 108 for the fiscal year ending April 30, 2007. We are currently evaluating the impact of adopting SAB 108 on our 2007 consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which becomes effective for fiscal periods beginning after November 15, 2007. SFAS No.157 addresses the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement of a company’s assets and liabilities. SFAS No.157 requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The Company does not expect this Issue to have a material impact on its 2009 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159 companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. The Company does not expect this issue to have a material impact on its 2009 consolidated financial statements.

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

As a result of adopting SFAS 123(R) on May 1, 2006, our earnings before income taxes and net earnings for the three and nine months ended January 31, 2007 were $85,000 and $288,000, respectively, net of related income tax benefit of $2,000 and $38,000, respectively, lower than if we had continued to account for share-based compensation under APB Opinion No. 25.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, and the risk-free interest rate for the expected term of the option. Effective May 1, 2006, expected volatilities are based on historical volatility of our stock. Previously, we had relied exclusively on historical volatility, disregarding periods of time in which our share price was extraordinarily volatile because of circumstances that were not expected to recur. We applied the short cut method as prescribed in SAB No. 107 to estimate the term that options are expected to be outstanding and used historical data to estimate the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of the grant with a term approximating the expected term. Options issued after May 1, 2006 with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the nine months ended January 31 2007 and 2006, we issued 34,961 and 171,381 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2007 and 2006 based on market value at the exercise dates was $201,609 and $967,809, respectively. As of January 31, 2007, unrecognized compensation cost related to unvested stock option awards totaled approximately $774,000 and is expected to be recognized over a weighted average period of 2 years.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2007 and 2006:

	Percentage of Total Revenues		Pct. Change in Dollars
	2007	2006	2007 vs 2006
Revenues:
License	35%	40%	(3)%
Services and other	16	14	31
Maintenance	50	46	20

Total revenues	100	100	12

Cost of revenues:
License	12	7	102
Services and other	8	8	8
Maintenance	11	12	6

Total cost of revenues	30	26	31

Gross margin	70	74	6

Operating expenses:
Research and development	17	18	5
Less: Capitalizable software	(4)	(5)	(8)
Sales and marketing	21	28	(16)
General and administrative	12	11	28
Amortization of acquisition-related intangibles	1	1	0

Total operating expenses	46	52	(1)

Operating income	23	22	22
Other income, net	4	2	104

Earnings before income taxes	27	24	30
Provision for income taxes	10	6	105

Net earnings	18%	18%	8%

nm— not meaningful

Subtotals may not total due to rounding.

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2007 and 2006:

	Percentage of Total Revenues		Pct. Change in Dollars
	2007	2006	2007 vs 2006
Revenues:
License	34%	37%	5%
Services and other	16	15	15
Maintenance	50	48	19

Total revenues	100	100	14

Cost of revenues:
License	14	9	63
Services and other	8	10	(0)
Maintenance	12	11	19

Total cost of revenues	34	30	27

Gross margin	66	70	8

Operating expenses:
Research and development	17	19	4
Less: Capitalizable software	(5)	(7)	(5)
Sales and marketing	24	28	(3)
General and administrative	12	13	7
Amortization of acquisition-related intangibles	1	1	(10)

Total operating expenses	49	54	2

Operating income	17	15	(28)
Investment impairment	—	(1)	nm
Other income, net	4	2	130

Earnings before income taxes	21	17	(44)
Provision (benefit) for income taxes	9	(7)	nm

Net earnings	12%	24%	38%

nm— not meaningful

Subtotals may not total due to rounding.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

JANUARY 31, 2007 AND 2006:

REVENUES:

For the quarter ended January 31, 2007, the increase in revenues from the three months ended January 31, 2006 was primarily attributable to increases in services and maintenance revenues. This increase was partially offset by a slight decrease in license fees revenue. The increase in revenues for the nine months ended January 31, 2007 compared to the same period last year was primarily attributable to increases in all revenue streams, license fees, services and other and maintenance revenues. The primary reasons for these increases were improved selling environment compared to the same period in the prior year. We believe that in recent quarters economic and industry conditions have improved, and market receptiveness for our products has improved as a result of an increase in business spending on supply chain software technology. International revenues represented approximately 18% and 16% of total revenues for the three and nine months ended January 31, 2007, respectively, and 12% and 14% for the three and nine months ended January 31, 2006, respectively. Our revenues, particularly our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period. No single customer accounted for more than 10% of our total revenues in the three and nine months ended January 31, 2007 or 2006.

LICENSES. The 3% decrease in license fees in the three months ended January 31, 2007 compared to the same period last year was primarily due to timing of closing license fee deals. The 5% increase in license fees in the nine months ended January 31, 2007, respectively, compared to the same period last year was primarily due to the result of the improved selling environment and better sales execution in contracting license fees. The direct sales channel provided approximately 68% and 65%, respectively, of license fee revenues for the three and nine months ended January 31, 2007 compared to approximately 82% and 79%, respectively, in the comparable period a year ago. This decrease in direct sales was due primarily due to improved sales execution from our indirect channel increasing the ratio of sales from our indirect channel when compared to the same periods last year. For both the three and nine months ended January 31, 2007, our margins after commissions on direct sales were approximately 84% and 85% and our margins after commissions on indirect sales were approximately 46% and 45%, respectively. This compares to the three and nine months ended January 31, 2006, during which our margins after commissions on direct sales were approximately 82% and 88% and our margins after commissions on indirect sales were approximately 53% and 50%, respectively. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. The 31% and 15% increase in services and other revenues for the three and nine months ended January 31, 2007, respectively, from the corresponding period in the previous fiscal year were primarily the result of an increase in overall software implementation services related to timing of project work as a result of increased license fee sales in previous quarters. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. The 20% and 19% increase in maintenance revenues for the three and nine months ended January 31, 2007 compared to the corresponding period in the previous fiscal year were primarily the result of the increase in license fees in the prior periods, which resulted in increased maintenance revenues in the current quarter. Also, to a lesser extent, the increase reflects the diminishing effect of purchase accounting on maintenance revenue from the DMI acquisition. The purchase accounting write-down in DMI’s deferred revenues associated with technical support services resulted in lower maintenance revenues of $319,000 that would have otherwise been recognized in the nine months ended January 31, 2006 compared to no effect in three and nine months ended January 31, 2007. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

($000's omitted)	Three months ended January 31,				Nine months ended January 31,
	2007		2006		2007		2006

Gross margin on license fees:	$2,582	66%	$3,348	84%	$6,352	60%	$7,456	74%
Gross margin on services and other:	894	50%	541	40%	2,205	46%	1,558	38%
Gross margin on maintenance:	4,394	78%	3,539	75%	11,914	76%	9,975	76%

Total gross margin:	$7,870	70%	$7,428	74%	$20,471	66%	$18,989	70%

For the three and nine months ended January 31, 2007, the decrease in total gross margin percentage was due primarily to a decrease in license fee gross margin percentages partially offset by an increase in the services and maintenance gross margins.

LICENSES. The decrease in gross margin percentage on license fees for the three and nine months ended January 31, 2007 were due to an increase in expense related to amortization of capitalized software development costs when compared to the same periods in the prior year and to a lesser extent an increase in indirect sales resulted in an increase in indirect commission expense. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees. To a lesser degree, our license fee gross margin percentage in a given period is related to the variable expense of DMI’s agent commissions, and the proportion of license fees represented by DMI in that period.

SERVICES AND OTHER. For the three and nine months ended January 31, 2007, services and other gross margin percentage increased when compared to the same period in the prior fiscal year due to increased software implementation project work from license fee sales in the prior quarters. Services and other gross margin normally is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively fixed in the short term.

MAINTENANCE. For the three months ended January 31, 2007, maintenance gross margin percentage increased due to increased license fees in the prior quarters resulted an increased in maintenance revenue. For the nine months ended January 31, 2007, maintenance gross margin percentage was relatively consistent compared to the same period last year.

EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended ($000’s omitted)
	January 31, 2007	Percent Change		January 31, 2006
Gross product research and development costs	$1,868	5%		$1,787
Percentage of total revenues	17%			18%
Less: Capitalized computer software research and development costs	$(495)	(8	) %	$(537)
Percentage of gross product research and development costs	26%			30%

Product research and development expenses	$1,373	10%		$1,250
Percentage of total revenues	12%			12%

Total amortization of capitalized computer software development costs *	$577	156%		$225

	Nine months Ended ($000’s omitted)
	January 31, 2007	Percent Change	January 31, 2006
Gross product research and development costs	$5,391	4%	$5,183
Percentage of total revenues	17%		19%
Less: Capitalized computer software research and development costs	$(1,678)	(5)%	$(1,771)
Percentage of gross product research and development costs	31%		34%

Product research and development expenses	$3,713	9%	$3,412
Percentage of total revenues	12%		13%

Total amortization of capitalized computer software development costs *	$1,958	67%	$1,175

*—These expenses are included in cost of license fees

For the three and nine months ended January 31, 2007, capitalized software development costs decreased while gross product research and development costs increased when compared to the prior year period. These changes were due to increased research and development costs and a decrease in projects which qualify for capitalization. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects in the pipeline. However, we expect capitalized software amortization expense to remain relatively consistent with the current quarter for the remainder of fiscal 2007.

SALES AND MARKETING. For the three and nine months ended January 31, 2007, sales and marketing expenses decreased 16% and 3% from the comparable period a year ago due primarily to a decrease in sales commissions as a result of lower license fee sales through our direct sales channel when compared to the same period last year. We generally include commissions on indirect sales in cost of sales.

GENERAL AND ADMINISTRATIVE. For the three months ended January 31, 2007, the increase in general and administrative expenses was primarily higher bonus compensation expense and employee stock option expense which was not included in the Company’s prior year’s financial results. For the nine months ended January 31, 2007, the increase in general and administrative expenses was primarily employee stock option expense which was not included in the Company’s prior year’s financial results. For the three months ended January 31, 2007 and 2006, the total number of employees was approximately 137 and 139, respectively.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Acquisition-related intangible assets of DMI are stated at historical cost and include certain intangible assets with definitive lives. We are amortizing these intangible assets on a straight-line basis over their expected useful lives of three to six years.

OTHER INCOME:

Other income is principally comprised of investment earnings. For the three and nine months ended January 31, 2007, the investment earnings increased by approximately $232,000 and $853,000, respectively, when compared to the same periods last year due primarily to an increase in the average cash balance and improved yield on interest rates, particularly on money market accounts. For the three and nine months ended January 31, 2007, these investments generated an annualized yield of approximately 5.5% and 5.3%, respectively, compared to approximately 3.3% and 3.1%, respectively, for the three and nine months ended January 31, 2006. For the nine months ended January 31, 2006, these investment earnings were partially offset by a write-down of a minority investment of $160,000.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software; however, we provide for income taxes as if we were filing a separate income tax return. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. Due to the improvement of our reported results and projection of future taxable income, we have recognized a tax asset and have eliminated the valuation allowance against our recognizable net deferred tax assets in the quarter ended January 31, 2006, in accordance with SFAS No. 109. We recorded $1,111,000 in income tax expense in the quarter ended January 31, 2007 compared to a tax expense of $541,000 in the quarter ended January 31, 2006.

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

The following tables show summary information about our cash flows and liquidity positions during the nine months ended January 31, 2007 and 2006. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

	Nine months ended January 31 (in thousands)
	2007	2006
Net cash provided by operating activities	$8,251	$4,357
Net cash used in investing activities	(1,128)	(4,388)

Net cash used in financing activities	(1,639)	(1,507)

Net change in cash and cash equivalents	$5,484	$(1,538)

For the nine months ended January 31, 2007, the increase in cash provided by operating activities when compared to the same period last year was due primarily to increases in deferred income taxes, accounts receivable, depreciation and amortization, deferred revenue and stock-based compensation expense when compared to the same period last year. This increase was partially offset by a change in, accounts payable and other accruals. The decrease in cash used in investing activities when compared to the same period in the prior year period was due primarily to net purchases of investments and lower spending on capitalized software. Cash used in financing activities increased compared to the same period in the prior year, due primarily to an increase in the deemed distributions for deferred income taxes resulting from the tax sharing agreement and lower proceeds from the exercise of stock options in the nine months ended January 31, 2006.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated (used) by our activities:

	As of January 31, (in thousands)
	2007	2006
Cash and cash equivalents	$11,612	$6,286
Investments	20,275	20,415

Total cash and investments	$31,887	$26,701

Net change in total cash and investments (nine months ended January 31)	$4,928	$1,479

The change in total cash generated for the nine months ended January 31, 2007 when compared to cash used in the comparable period in the prior year was due primarily to the changes in operating assets and liabilities noted above.

Days Sales Outstanding (“DSO”) in accounts receivable were 65 days as of January 31, 2007, compared to 78 days as of January 31, 2006. The DSO decreased as of January 31, 2007 compared to January 31, 2006 due primarily to timing of closing license fees sales toward the end of the current quarter which resulted in an decrease in accounts receivable balance when compared to the prior year period. Our current ratio on January 31, 2007 was 2.4 to 1, compared with 2.2 to 1 on April 30, 2006.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $31.9 million in cash and investments, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor American Software currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998, at which time we adopted an additional repurchase plan for up to 800,000 shares. In February 2003, our Board of Directors approved a resolution authorizing us to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases depends on market conditions, the market price of Logility’s common stock and management’s assessment of our liquidity and cash flow needs. For all repurchase authorizations, through January 31, 2007, we had purchased a cumulative total of approximately 1,296,104 shares at a total cost of approximately $7.8 million. We did not purchase any of our common stock in the quarter ended January 31, 2007. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under existing repurchase authorizations.

RECENT ACCOUNTING PRONOUNCEMENTS

During June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is based on a more likely than not approach. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company currently does not expect this Interpretation to have a material impact on its 2008 consolidated financial statements.

During June 2006 the Emerging Issues Task Force (“EITF”) released Issue 06-03: How Taxes Collected for Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation). This particular EITF addressed two issues related to 1) what amounts assessed by governmental entities should be included within the scope of this issue and 2) How the tax assessed within the scope of this issue should be presented in the income statement. The task force reached a tentative conclusion on issue one that the scope of this issue includes any tax assessed by a governmental authority this is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise tax. The task force also reached a tentative conclusion on issue two that the presentation of taxes within the scope of issue one on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22, Disclosure of Accounting Policy. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The task force also reached a tentative conclusion that this issue should be applied to financial reports for interim and annual periods beginning after December 15, 2006. The Company does not expect this Issue to have a material impact on its 2008 consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements due to the current diversity in practice. SAB 108 will require companies to use two approaches when quantifying financial statement misstatements. We are required to adopt SAB 108 for the fiscal year ending April 30, 2007. We are currently evaluating the impact of adopting SAB 108 on our 2007 consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which becomes effective for fiscal periods beginning after November 15, 2007. SFAS No.157 addresses the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement of a company’s assets and liabilities. SFAS No.157 requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The Company does not expect this Issue to have a material impact on its 2009 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”, which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159 companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. The Company does not expect this issue to have a material impact on its 2009 consolidated financial statements.

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

Revenue Recognition. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, and training. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products gross, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the company 1) acts as principal in the transaction, 2) takes title to the products, 3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded gross.

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

Valuation of Acquired Business. In fiscal 2005, we made a business acquisition. We are required to allocate the purchase price of an acquired business to the assets acquired and liabilities assumed based on their fair values at date of acquisition. Prior to this allocation, we are required to identify intangible assets and assign a value to these intangible assets based on their fair value. Determining the fair value of identifiable intangible assets requires management to estimate future cash flows for the related assets and the useful life of such assets. We recognize the excess of the cost of the acquired business over the net of the amounts assigned to assets acquired and liabilities assumed as goodwill. We amortize intangible assets over their useful lives and evaluate goodwill on an annual basis. Consequently, our estimates determine the timing and the amount of expense recognized in our consolidated financial statements.

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

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), long-lived assets, such as property and equipment and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining results. If other assumptions and estimates were used in our evaluations, the results could differ significantly.

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At January 31, 2007, our goodwill balance was $5.8 million and our intangible assets with definite lives balance was $1.4 million, net of accumulated amortization.

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

Foreign Currency. For the quarter ended January 31, 2007, we generated approximately 18% of our revenues outside the United States. We usually make international sales directly through our foreign operations or through value added resellers. We typically denominate these sales in U.S. Dollars, British Pounds Sterling, or Euros. However, expenses incurred in connection with theses sales are typically denominated in the local currencies. The effects of foreign exchange rate fluctuations have not historically had a material impact on our financial consolidated statements. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. For the three and nine months ended January 31, 2007, we recorded an exchange rate gain of $49,000 and $63,000 compared to an exchange rate loss of $40,000 and $54,000 for the three and nine months ended January 31, 2006. We estimate that a 10% movement in foreign currency rates would have up to an $800,000 exchange gain or loss on our financial condition or results of operations for the three and nine months ended January 31, 2007. We have not engaged in any hedging activities.

Interest rates and other market risks. We have no debt, so we have limited our discussion of interest rate risk to risks associated with our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. Dollars. The fair market value and carrying value of securities held at January 31, 2007 and 2006 were approximately $30.4 million and $26 million, respectively.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2007. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of January 31, 2007.

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

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the quarter ended January 31, 2007:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2006 through November 30, 2006	0	$0.00	0	253,896

December 1, 2006 through December 31, 2006	0	$0.00	0	253,896

January 1, 2007 through January 31, 2007	0	$0.00	0	253,896

Total Fiscal 2007 Third Quarter	0	$0.00	0	253,896

*	The above share purchase authority was approved by our Board of Directors in December 1997, November 1998 and February 2003, when the Board approved resolutions authorizing us to repurchase an aggregate of up to 1.6 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1. Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGILITY, INC.

Date: March 12, 2007	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President and Chief Executive Officer

Date: March 12, 2007	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Date: March 12, 2007		Controller and Principal Accounting Officer