Form 10-K
period 2007-04-30
LOGILITY INC
filed 2007-07-16
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer as defined in Exchange Act Rule 12b-2 (check one).

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, 12,895,936 Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of the Common Stock as quoted on the NASDAQ National Market System at October 31, 2006) of the shares of Common Stock held by non-affiliates was approximately $13.0 million. At July 13, 2007, 12,937,998 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

Portions of the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III.

LOGILITY, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2007

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

On September 30, 2004, we acquired certain assets and the distribution channel of privately-held Demand Management, Inc., a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers in the growing small and midsize business (SMB) market, which expanded our customer base to approximately 1,160 companies, located in 70 countries and gives us what we believe is the largest installed base of supply chain planning customers among application software vendors. We market and sell the Demand Solutions product line to the SMB market through Demand Management’s existing global value-added reseller distribution network. We offer the Logility Voyager Solutions™ suite to our target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

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

Industry Background

In response to increasing global competition, shorter product life cycles and reduced lead times, companies are continually seeking new ways to enhance the productivity and profitability of their operations. Companies that effectively communicate, collaborate and integrate with their trading partners within the extended enterprise or “supply chain” can realize significant competitive advantages in the form of lower costs, greater customer responsiveness, reduced stock-outs, more efficient sourcing, lower inventory, synchronized supply and demand, improved transportation and logistics operations, and increased revenue. Supply chain management refers to the process of managing the complex network of relationships that organizations maintain with external trading partners (customers, suppliers, manufacturers, distributors and retailers) to source, manufacture and deliver goods and services to the end consumer. Supply chain management involves both the activities related to supplying products or services (source, make, move, buy, store, and deliver) as well as the sales and marketing activities that impact the demand for goods and services, such as new product introductions, promotions, pricing and forecasting.

Today, several market trends are driving organizations to expand collaboration with trading partners across the supply chain. Global economic conditions and competitive pressures are forcing companies to reduce costs, decrease order cycle times and improve operating efficiencies. As a result, manufacturers, distributors and retailers are increasingly under pressure to better manage the supply chain as they seek to reduce costs, improve manufacturing efficiency and accelerate logistics operations while maintaining flexibility and responsiveness to changing market conditions and specific customer demands. These pressures are compounded by the increasing complexity and globalization of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

Organizations are increasingly deploying Internet-based business-to-business application solutions to address their supply chain planning and supply chain execution requirements. The supply chain planning function involves the use of information to facilitate the on-time delivery of the right products to the correct location at the right time and at the lowest cost. The planning process focuses on demand forecasting, inventory simulation, global sourcing, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to increase revenues, improve forecast accuracy, optimize production scheduling, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service.

The supply chain execution function addresses procuring, manufacturing, warehousing, order fulfillment and distributing products throughout the supply chain. Within the supply chain execution function, organizations are increasing their focus on the effective management of warehouse and transportation operations and the need for integration with planning and other enterprise applications, in order to increase the efficient and effective fulfillment of customer orders in both the business-to-business and the business-to-consumer sectors.

In a report entitled “Producing to Demand: A Paradigm Shift for Manufacturing,” (February 2006), a leading information technology analyst firm, AMR Research stated that “companies need to invest in global coordination and local execution to make the change from low-cost manufacturing efficiency to produce to demand. This involves blending the global coordination of their fleet of manufacturing assets, and ensuring efficiency and responsiveness from individual manufacturing sites. Whether it’s internal manufacturing or contract, both will have to perform to a new set of metrics that align their capabilities with Demand-Driven Supply Network (DDSN) objectives.”

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

Additionally, market drivers for more sophisticated software are finding their way downstream. Issues that the multi-billion dollar companies faced ten years ago are impacting even the low-end of the SMB market. Increasingly, our customers now have to manage to offshore manufacturing requirements and the demands associated with selling to mass merchants. With new, more complex data management needs to monitor global supply lines and deal with the retailers’ demand for accurate forecast and supply data, the SMB market is outgrowing spreadsheets for demand planning and turning to automated supply and demand management software.

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

With approximately 1,150 customers in 70 countries, Logility is a leading provider of collaborative supply chain solutions that help small, medium, and large as well as Fortune 1000 companies realize substantial bottom-line results. We provide two product suites, Logility Voyager Solutions and Demand Solutions, marketed, sold and distributed through both direct and indirect sales channels. The Logility Voyager Solutions suite of products features performance monitoring capabilities in a single Internet-based framework and provides supply chain visibility; demand, inventory and replenishment planning; supply and global sourcing optimization; manufacturing planning and scheduling; transportation planning and execution; and warehouse management. The Demand Solutions product suite provides forecasting, demand planning, replenishment and point-of-sale analysis for maximizing profits for small to midsize manufacturing, distribution and retail operations.

We have licensed one or more modules of Logility Voyager Solutions or Demand Solutions to companies worldwide, including Armour Eckrich, Avery Dennison Corporation, Continental Mills, Cooper Industries, Farnell InOne, Hyundai Motor America, ICI Paints, Komatsu, Leviton Manufacturing Company, L’Oreal USA, Malt-O-Meal Company, Pernod-Ricard, Pfizer, Porsche, Remington Products Company, Shaw Industries, Sigma Aldrich, Standard Motor Products, The Coleman Company, Under Armour Performance Apparel, Verizon Wireless, Wacoal, Warnaco, and VF Corporation. We sell products and services through direct and indirect channels. We derived approximately 15% of our revenues in the fiscal year ended April 30, 2007 from international sales.

Product Features: Logility Voyager Solutions

Logility Voyager Solutions is an integrated software suite that provides advanced supply chain management including collaborative planning, strategic network design, optimized supply sourcing, production management, warehouse management, and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, manage global sourcing initiatives, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service. Logility Voyager Solutions incorporate performance management analytics to drive decision support for critical processes like demand management, inventory optimization and sales and operations planning (S&OP).

The Logility Voyager Solutions software suite is modular and scaleable to meet the management requirements of global organizations involving tens of thousands of products with a complex manufacturing or distribution network. In addition, the Voyager Solutions suite interfaces with a broad range of existing enterprise applications deployed on a variety of Internet and client/server operating environments and platforms.

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

SUPPLY CHAIN COLLABORATION

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

DEMAND CHAIN PLANNING

Logility Voyager Solutions provide the visibility to significantly improve forecasting accuracy by creating comprehensive overviews of market demand, new product introductions, promotions and inventory policies. As a result, enterprises can build plans that are more closely attuned to the market.

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

SUPPLY CHAIN EXECUTION

Logility Voyager Solutions provide industry-leading capabilities for optimizing both warehouse and transportation operations. These solutions systematically balance logistics strategies, customer service policies, carrier effectiveness, inventory management, and radio frequency identification (RFID) solutions to boost perfect orders and spur improvements that favorably impact profitability.

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

Voyager Transportation Planning and Management™ provides a performance-driven, multi-modal solution for dramatic savings of time, effort and money. It enables automated shipment planning, shipment execution and freight accounting. User workflows, driven by exceptions, increase visibility and accelerate more proactive communications among trading partners. The Optimization Engine evaluates logical alternatives for grouping and shipping orders considering business rules, consolidation parameters, carriers, rates, and date/time requirements.

Product Features: Demand Solutions

Demand Solutions’ proven, sophisticated supply chain software provides a smooth transition from spreadsheet management to robust reporting and tracking. It’s simple to install and easy to use.

The Demand Solutions application suite makes it easier to predict future demand and make informed decisions to optimize inventory turns, customer service levels and profitability. Demand Solutions is a complete time-phased, multi-tiered planning and replenishment system and a proven platform for Vendor Managed Inventory. Demand Solutions helps manufacturers, wholesalers and distributors exchange information for inventory, proactively manage demand rather than operate in reactive mode, and increase profitability.

DS Forecast Management provides a powerful yet easy to use demand planning solution that fits virtually any industry and deploys quickly. The system offers significant flexibility and allows the user to select the forecasting formula which best addresses each item’s demand pattern to predict an accurate forecast of future demand.

DS Requirements Planning incorporates collaborative planning capabilities to streamline supply activities from the production line through delivery. With instant analysis of the projected demand for unlimited items against current inventory, DS Requirements Planning recommends the ideal inventory level for each ship-to location, providing valuable visibility up and down the supply chain.

DS Collaboration offers a certified CPFR compliant collaborative planning solution that streamlines communications between a company and its customers and suppliers. This solution minimizes the barriers to entry for smaller trading partners, who need only a Web browser, and extends the value available through the entire Demand Solutions product line. Collaboration results in greater demand visibility and closer synchronization of production and inventory investments.

DS Sales & Operations Planning automates and continually analyzes the annual business planning process. There are two annual business plans available for each of the sections of data (bookings, sales, production, inventory, backlog and shipments): the Annual Plan and the Flexible Plan.

DS Rough Cut dramatically increases the accuracy of available-to-promise (ATP) ratios and can reduce the cost of manual processes and calculations. It provides visibility of resource utilization and allows users to level the plan instantly. DS Rough Cut’s powerful “what if” scenarios help ensure that businesses can meet demand as promised.

DS View significantly extends the value of Demand Solutions, empowering users to aggregate, rotate, filter, sort and otherwise manipulate large volumes of data into meaningful information. DS View can gather data from any field within Demand Solutions, as well as external sources. Enterprises can also share output with colleagues, customers and vendors over networks, captive and secure Intranets and The Internet.

DS Retail Planning enables manufacturers, distributors and retailers to collaboratively produce, ship and replenish product based on point-of-sale data. Highly accurate and easy to use, Demand Solutions Stores can track thousands of SKUs in more than a hundred locations, resulting in optimized store-level replenishment, reduced out-of-stocks, greater inventory turns, elevated customer service levels and increased profits. DS Retail Planning is designed around the philosophy of continuous replenishment, enabling actual demand to be consolidated from each point-of-sale (POS) location and routed to suppliers. DS Retail Planning leverages detailed analysis and strategic assortment planning for a store or group of stores. The result is a collaborative, highly responsive value chain from manufacturer or distributor to retail.

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

Chemicals, Oil & Gas, Life Sciences
Consumer Goods	Apparel

Avery Dennison Corporation	Brown Shoe Company	BP Lubricants

Ashley Furniture	Columbia Sportswear Company	Cambrex Karlskoga AB

Alberto-Culver Company	Dana-Co	Chamberlin-Edmonds

Basic American Foods	Everlast Worldwide	Cole Parmer

Constellation Wines	Mizuno USA	Dow Chemical Company

Dawn Foods	Polo Ralph Lauren	Facet Technologies

Farley’s & Sathers Candy Company	Rafaella Apparel Group	Fisher Scientific International

Hamilton Beach Proctor-Silex	Savane	Millipore

Haverty Furniture Company	Under Armour Performance Apparel	NB Coatings

Hooker Furniture	Warnaco	Pfizer, Inc.

Jarden Consumer Products	Williamson-Dickie Manufacturing	Sandoz

Leviton Manufacturing Company	VF Corporation	Sigma-Aldrich Corporation

L’Oreal USA		Stepan Company

Malt-O-Meal Company	Manufacturing and Distribution	WM Barr & Company

Maybelline Inc.

McCain Foods	American Racing	Aftermarket Service Parts

O’Sullivan Furniture	A.O. Smith Water Products	Ad Plastik

Parmalat	Corning Cable Systems	Donaldson Company

Pernod-Ricard	Dal-Tile Corporation	Farnell InOne

Rand McNally	Intertape Polymer Group	Holley Carburetors

Reckitt Benckisen	Louisana Pacific	Hyundai Motor America

Remington Products Company	Mohawk Industries	Komatsu Europe International

Rockline Industries	Robert Horne Paper Company	Peugeot International

The Coleman Company	School Specialty	Porsche Cars North America

The Home Depot	Shaw Industries	Remy International

Wm. Wrigley	Snap On, Incorporated	Rheem Manufacturing

Xerox Global Solutions	Thomson Learning	Saab Aircraft

	Tyco Fire Safety Products	Standard Motor Products

Tyco Plastics and Adhesives

Verizon Wireless

Weyerhauser

No single customer accounted for 10% or more of our total revenues during fiscal year 2007. We typically experience a slight degree of seasonality, reflected in a slowing of services revenues during the annual winter holiday season, which occurs in the third quarter of our fiscal year. We are not reliant on government-sector customers.

Sales and Marketing

We develop and market both the Logility Voyager Solutions and the Demand Solutions product suites through both direct and indirect sales channels. We conduct our principal sales and marketing activities from corporate headquarters in Atlanta, Georgia, and in St. Louis, Missouri where Demand Management, Inc., our wholly-owned subsidiary, is located. We have sales and/or support offices in Boston, Chicago, Dallas, and Pittsburgh. We manage sales channels outside of North America from our international offices in the United Kingdom and Spain.

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

•

SAP—On January 23, 2006, we were named a SAP® Business One Partner to provide supply chain solutions for the small and midsize business market in the United States. We have integrated our Demand Solutions application suite with SAP Business One to drive supply chain improvements for small and midsize businesses (SMB). Demand Solutions dovetails with SAP Business One’s solution extending the core business automation capabilities of SAP Business One and provides critical supply chain expertise to help customers predict future demand and make informed decisions to optimize inventory turns, customer service levels and profitability.

In addition to these marketing alliances, we have developed a network of agents who assist in selling our products globally. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. These independent distributors and resellers, located in North America, South America, Mexico, Europe and the Asia/Pacific region, distribute our product lines in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products. Our global distribution channel consists of 23 organizations with sales, implementation and support resources serving customers in 70 countries.

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

The current release of Logility Voyager Solutions is version 7.5. This version uses an Internet-based architecture for maximum scalability and messaging functionality that supports the increasingly distributed nature of supply chain planning, global sourcing, supply chain execution and collaborative commerce. Logility Voyager Solutions interface with software of leading ERP vendors such as SAP and Oracle.

The current release of the Demand Solutions products is version 10 and the current release of DS Retail Planning is version 4.2. These products are designed to work with a wide variety of MRP, ERP and legacy enterprise applications.

Our client/server and Internet-based solutions, will be important for our long-term growth. As of April 30, 2007, we employed 59 persons in product research, development and enhancement activities.

Competition

We have targeted our products at distribution-intensive supply chain markets within the application software market, which is intensely competitive and characterized by rapid technological change. Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise application market as a whole. These include, but are not limited to, such vendors as i2 Technologies, JDA Software, and Red Prairie. In addition, we face potential competition from:

•

large enterprise resource planning (ERP) application software vendors such as SAP and Oracle, each of which offers sophisticated ERP solutions that currently, or may in the future, incorporate supply chain management modules, advanced planning and scheduling, warehouse management, transportation or collaboration software;

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

The principal competitive factors in the target markets in which we compete include product functionality and quality, domain expertise, integration technologies, product suite integration, breadth of products and related services such as customer support, training and implementation services. Other factors important to customers and prospects include:

•	customer service and satisfaction

•	ability to provide relevant customer references

•	compliance with industry-specific requirements and standards

•	flexibility to adapt to changing business requirements

•	ability to generate business benefits

•	rapid payback and measurable return on investment

•	vendor financial stability and company as well as product reputation

•	initial license price, cost to implement and long term-total cost of ownership.

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

Company Strategy

Our objective is to be the leading provider of collaborative supply chain solutions to enable small, medium, large, and Fortune 1000 companies to optimize their operations associated with the planning, sourcing, manufacture, storage, and distribution of products. Our strategy includes the following key elements:

Leverage and Expand Installed Base of Customers. We currently target distribution-intensive businesses in the consumer goods, apparel, food and beverage, durable goods, chemicals, wholesale distribution, aftermarket service parts, life sciences and supply chains consisting of suppliers, manufacturers, distributors, and retailers. We intend to continue to leverage our installed base of more than 1,160 customers to introduce additional functionality, product upgrades, complementary modules, and application hosting services. In addition, we intend to pursue sales to new customers in our existing vertical markets and to target additional vertical markets over time.

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

Expand Indirect Channels to Increase Market Penetration. We believe that key relationships with value-added resellers (VARs) will increase sales and expand market penetration of our products and services. For example, on January 23, 2006, we were named a SAP® Business One Partner to provide supply chain solutions for the small and midsize business market in the United States. We have integrate our Demand Solutions application suite with SAP Business One to drive supply chain improvements for small and midsize businesses (SMB). Demand Solutions extends the core business automation capabilities of SAP Business One and provide critical supply chain expertise to help customers predict future demand and make informed decisions to optimize inventory turns, customer service levels and profitability.

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

Increase Penetration of International Markets. In the fiscal year ended April 30, 2007, we generated 15% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. Our experienced global distribution network provides sales, implementation and support resources serving customers in 70 countries. We intend to further expand our international presence by creating additional relationships with distributors in South America, Europe, and the Asia/Pacific region.

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

Employees

As of April 30, 2007, we had 137 full-time employees, consisting of 29 in sales and marketing, 59 in product development, 41 in customer support and implementation services and 8 in administration and finance. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe our employee relations are good. We have never had a work stoppage and no employees are represented under collective bargaining arrangements.

Item 1A.	Risk Factors

A variety of factors may affect our future results and the market price of our stock.

We have included certain forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K. We may also make oral and written forward-looking statements from time to time, in reports filed with the Securities and Exchange Commission, and otherwise. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K.

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

We directly compete with other supply chain software vendors, including SAP, I2 Technologies, JDA Software, Oracle, and Red Prairie, as well as potentially with ERP software providers. Some of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. The supply chain software market has experienced significant consolidation. As a result, some prospective buyers are experiencing reluctance in purchasing applications that could have a short lifespan due to an acquisition resulting in the application’s life being abruptly cut short. In addition, increased competition and consolidation in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect us. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from a larger vendor than us since those larger vendors offer a wider range of products. Furthermore, certain of these larger vendors such as Oracle Corporation may be capable of bundling their software with their database applications, which underlie a significant portion of our installed applications. When we compete with these larger vendors for new customers, we believe that these larger businesses often attempt to use their size as a competitive advantage against us.

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

In addition, we compete with a variety of more specialized software and services vendors, including:

•	Internet (on demand) software vendors

•	single-industry software vendors

•	merging enterprise resource optimization software vendors

•	human resource management software vendors

•	financial management software vendors

•	merchandising software vendors

•	services automation software vendors

•	outsourced services providers.

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

We may have to delay recognizing license revenue for a significant period of time based on a variety of factors, including:

•	whether the license agreement relates to then-unavailable software products

•	whether transactions include both currently deliverable software products and software products that are under development or other undeliverable elements

•	whether the customer demands services that include significant modifications, customizations or complex interfaces that could delay products delivery or acceptance

•	whether the transaction involves acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as known defects

•	whether the transaction involves payment terms or fees that depend upon contingencies.

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

Historically, a significant portion of our revenues come from the license of software products to distribution-intensive markets such as consumer goods, apparel, food and beverage, durable goods, aftermarket service parts, life sciences, general manufacturers, wholesalers and retailer. The success of our customers is directly linked to economic conditions in these industries, which in turn are subject to competitive pressures and are affected by overall economic conditions. In addition, we believe that the licensing of certain of our software products involves a significant capital expenditure, which is often accompanied by hardware purchases or other capital commitments. As a result, demand for our products and services could decline in the event of instability or potential downturns in our customers’ industries.

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

•	reduced demand for supply chain software solutions

•	introduction of products by our competitors

•	lower prices offered by our competitors

•	changes in budgets and purchasing priorities

•	reduced need to upgrade existing systems.

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

•	maintain and enhance our technological capabilities to correspond to these emerging environments and standards

•	develop and market products and services that meet changing customer needs

•	anticipate or respond to technological changes on a cost-effective and timely basis.

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

The market for our software products is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. For instance, existing products can become obsolete and unmarketable when vendors introduce products utilizing new technologies or new industry standards emerge. As a result, it is difficult for us to estimate the life cycles of our software products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to the market in a timely and cost-effective manner, or that products, capabilities or technologies developed by our competitors will not render our products obsolete. Our future success will depend in part upon our ability to:

•	continue to enhance and expand our core applications

•	continue to sell our products

•	continue to successfully integrate third-party products

•	enter new markets and achieve market acceptance

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

•	vendor hardware platforms

•	operating systems and updated versions

•	application software products and updated versions

•	database management system platforms and updated versions.

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

A significant portion of our revenue is derived from implementation services. If we fail to scope our implementation projects correctly, our services margins may suffer. Implementation services are predominately billed on an hourly or daily basis (time and materials) and sometimes under fixed price contracts. Implementation services billed on an hourly or daily basis and we generally recognize revenue from those services as work is performed. If we are not able to maintain the current service rates for our time and materials implementation services, without corresponding cost reductions, or if the percentage of fixed price contracts increases and we underestimate the costs of our fixed price contracts, our operating performance may suffer. The rates we charge for our implementation services depend on a number of factors, including the following:

•	perceptions of our ability to add value through our implementation services

•	complexity of services performed

•	competition

•	pricing policies of our competitors and of systems integrators

•	the use of globally sourced, lower-cost service delivery capabilities within our industry and

•	economic, political and market conditions.

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

Acquisitions, joint ventures, strategic alliances, and investments present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction. Risks commonly encountered in such transactions include:

•	the risk that the acquired company or assets may not further our business strategy or that we paid more than the company or assets were worth

•	the difficulty of assimilating the operations and retaining and motivating personnel of the combined companies

•	the risk that we may not be able to integrate the acquired technologies or products with our current products and technologies

•	the potential disruption of our ongoing business and the diversion of our management’s attention from other business concerns

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses

•	adverse impact on our annual effective tax rate

•	dilution of existing equity holders caused by capital stock issuances to the stockholders of acquired companies or stock option grants to retain employees of the acquired companies

•	difficulty in maintaining controls, procedures and policies

•	potential adverse impact on our relationships with partner companies or third-party providers of technology or products

•	the impairment of relationships with employees and customers

•	potential assumption of liabilities of our acquisition targets

•	significant exit or impairment charges if products acquired in business combinations are unsuccessful

•	issues with product quality, product architecture, legal contingencies, product development issues, or other significant issues that may not be detected through our due diligence process.

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

The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in locations within the United States. The following factors, among others, could have an adverse impact on our business and earnings:

•	failure to properly comply with foreign laws and regulations applicable to our foreign activities including, without limitation, software localization requirements

•	failure to properly comply with U.S. laws and regulations relating to the export of our products and services

•	difficulties in managing foreign operations and appropriate levels of staffing

•	longer collection cycles

•	tariffs and other trade barriers

•	seasonal reductions in business activities, particularly throughout Europe

•	reduced protection for intellectual property rights in some countries

•	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences

•	anti-American sentiment due to the war in Iraq and other American policies that may be unpopular in certain countries

•	increasing political instability, adverse economic conditions and the potential for war or other hostilities in many of these countries

•	difficulties in enforcing agreements through foreign legal systems

•

fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency changes in general economic and political conditions in countries where we operate.

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

We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of copyright, trademark and trade secret laws; confidentiality agreements with employees and third parties; and protective contractual provisions such as those contained in our license agreements with consultants, vendors, partners and customers and other measures to protect this information. Existing copyright laws afford only limited protection. We believe that the rapid pace of technological change in the computer software industry has made trade secret and copyright protection less significant than factors such as:

•	knowledge, ability and experience of our employees

•	frequent software product enhancements

•	customer education and

•	timeliness and quality of support services.

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

It is difficult to predict our revenues and operating results, which have varied widely from quarter to quarter in the past. We expect they will continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. We base our expense levels, operating costs and hiring plans on projections of future revenues, and it is difficult for us to rapidly adjust when actual results do not match our projections. A failure to meet expectations of revenues could adversely affect the price of our stock. License revenues in any quarter depend substantially on our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our contracting activity is difficult to forecast for a variety of reasons, including the following:

•	we complete a significant portion of our license agreements within the last few weeks of each quarter

•	our sales cycle is relatively long and variable because of the complex and mission-critical nature of our products

•	the size of our license transactions can vary significantly

•

the possibility of adverse global political conditions and economic downturns, both domestic and international, characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs, may substantially reduce customer demand and contracting activity

•

customers may unexpectedly postpone or cancel anticipated system replacement or new system evaluations and implementation due to changes in their strategic priorities, project objectives, budgetary constraints, internal purchasing processes or company management

•

customer evaluations and purchasing processes vary from company to company, and a customer’s internal approval and expenditure authorization process can be difficult and time consuming, even after selection of a vendor and

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

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community

•	reduced investor confidence in equity markets, due in part to corporate collapses in recent years

•	speculation in the press or analyst community

•	wide fluctuations in stock prices, particularly with respect to the stock prices for other technology companies

•	announcements of technological innovations by us or our competitors

•	new products or the acquisition of significant customers by us or our competitors

•	developments with respect to our copyrights or other proprietary rights or those of our competitors

•	changes in interest rates

•	changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors

•	changes in recommendations or financial estimates by securities analysts who track our common stock or the stock of other software companies

•	changes in management

•	sales of common stock by our controlling stockholder, directors and executive officers

•	rumors or dissemination of false or misleading information, particularly through Internet chat rooms, instant messaging, and other rapid-dissemination methods

•	conditions and trends in the software industry generally

•	the announcement of acquisitions or other significant transactions by us or our competitors

•	adoption of new accounting standards affecting the software industry

•	general market conditions

•	domestic or international terrorism and other factors and

•	the other factors described in this section.

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

Because the Company is controlled by American Software, the Company is a “controlled company” within the meaning of the rules governing companies with stock quoted on The NASDAQ National Market. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and is exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors. The Company’s Board of Directors does have a majority of independent directors, and its compensation committee currently does consist entirely of independent directors. However, the Board is not required to have a nominating committee, and it has not chosen to establish a nominating committee. Accordingly, the procedures for approving significant corporate decisions for the Company are not subject to the same corporate governance requirements as non-controlled companies with stock quoted on The NASDAQ National Market.

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

Our Common Stock is listed on the Nasdaq Stock Market—National Market under the symbol LGTY. As of July 12, 2007, there were more than 1,000 stockholders that held their stock either individually or in nominee or “street” names through various brokerage firms. The table below presents the quarterly high and low sales prices for our common stock as reported by Nasdaq, for our last two fiscal years:

Fiscal Year 2007	High	Low
First Quarter	$11.50	$6.77
Second Quarter	$9.01	$6.51
Third Quarter	$8.98	$7.50
Fourth Quarter	$9.96	$6.35

Fiscal Year 2006	High	Low
First Quarter	$7.15	$4.20
Second Quarter	$6.61	$5.05
Third Quarter	$11.50	$5.27
Fourth Quarter	$12.43	$8.08

Equity Compensation Plan

The following table discloses information regarding the Company’s only equity compensation plan, the Logility, Inc. 1997 Stock Plan, as of April 30, 2007.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	746,086	$4.75	469,378

Dividend Policy

We have not paid any dividends since our initial public offering in 1997. The payment of future dividends will be at the sole discretion of the Board of Directors and will depend on our profitability, financial condition, cash requirements, future prospects and other relevant factors.

Purchases of Equity Securities by the Company

The following table summarizes repurchases of our stock in the quarter ended April 30, 2007:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2007 through February 28, 2007	0	$0.00	0	268,896
March 1, 2007 through March 31, 2007	0	$0.00	0	268,896
April 1, 2007 through April 30, 2007	0	$0.00	0	268,896

Total Fiscal 2007 Fourth Quarter	0	$0.00	0	268,896

*	The above share purchase authority was approved by the Board of Directors in December 1997 and in February 2003, when the Board approved resolutions authorizing the Company to repurchase an aggregate of up to 1.2 million shares of common stock. These actions were announced in December 1997 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Transfer Agent

American Stock Transfer & Trust Company

10150 Mallard Creek Road, Suite 307

Charlotte, NC 28262

Phone: (718) 921-8520

http://www.amstock.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in our common stock:

Archipelago Stock Exchange	ICAP Corporates LLC
Automated Trading Desk	Knight Equity Markets, L.P.
Citadel Derivatives Group LLC	Merrill Lynch, Pierce, Fenner
Citigroup Global Markets Inc.	Morgan, Keegan & Company
Direct Edge ECN LLC	Nasdaq Execution Services LLC
E*Trade Capital Markets LLC	Susquehanna Capital Group
Hill, Thompson, Magid and Co.	UBS Securities LLC

Stock Price Performance Graph

The graph below reflects the cumulative stockholder return on the Company’s shares compared to the return of the Nasdaq Composite Index and a peer group index on a monthly basis. The Graph reflects the investment of $100 on April 30, 2002 in the Company’s stock, the Nasdaq Stock Market-US Companies (“Nasdaq Composite Index”) and in the Nasdaq Computer Index, a published industry peer group index. The Nasdaq Computer Index consists of 538 companies, including computer hardware and software companies that furnish computer programming and data processing services, and firms that produce computers, office equipment, and electronic component/accessories. The total cumulative dollar returns shown below represent the value that such investments would have had on April 30, 2007.

	FY2002	FY2003	FY2004	FY2005	FY2006	FY2007
Logility	$100	$104	$156	$136	$307	$312
Nasdaq Composite	100	87	114	114	138	150
Nasdaq Computer Index	100	85	107	107	125	138

Item 6.	Selected Financial Data

The selected financial data presented below as of and for the years ended April 30, 2007, 2006, 2005, 2004, and 2003 are derived from our audited consolidated financial statements.

	Years Ended April 30,
	2007	2006	2005(a)	2004	2003
	( In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License fees	$16,242	$13,889	$6,717	$6,656	$8,002
Services and other	6,830	5,796	5,203	5,179	5,951
Maintenance	20,691	17,618	12,956	10,991	10,884

Total revenues	43,763	37,303	24,876	22,826	24,837

Cost of revenues:
License fees	5,864	3,783	3,965	4,054	3,904
Services and other	3,697	3,585	2,721	2,632	3,633
Maintenance	4,858	4,134	3,031	1,780	1,793
Write-down of capitalized computer software	—	—	703	—	—

Total cost of revenues	14,419	11,502	10,420	8,466	9,330

Gross margin	29,344	25,801	14,456	14,360	15,507
Operating expenses:
Research and development costs	5,378	4,747	3,170	2,116	2,546
Sales and marketing expense	9,778	10,123	8,046	7,239	7,690
General and administrative expenses	5,310	4,675	3,715	3,157	3,367
Provision (recovery) for doubtful accounts	7	(53)	197	45	180
Amortization of acquisition-related intangibles	350	350	204	—	—

Total operating expenses	20,823	19,842	15,332	12,557	13,783

Operating income (loss)	8,521	5,959	(876)	1,803	1,724
Other income, net	1,603	466	297	(97)	562

Earnings (loss) before income taxes	10,124	6,425	(579)	1,706	2,286
Income tax (expense) / benefit	(4,130)	1,587	(27)	—	—

Net earnings (loss)	$5,994	$8,013	$(606)	$1,706	$2,286

Earnings (loss) per common share
Basic:	$0.46	$0.63	$(0.05)	$0.13	$0.17
Diluted:	$0.45	$0.60	$(0.05)	$0.13	$0.17

Weighted average common shares—Basic	12,899	12,817	13,009	13,120	13,185
Diluted	13,245	13,459	13,009	13,391	13,201
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,144	$6,128	$7,824	$10,467	$8,573
Investments—short and long term	$16,172	$20,831	$17,895	$20,364	$18,440
Working capital	$28,710	$20,630	$15,003	$25,182	$22,502
Total assets	$59,657	$53,074	$47,809	$42,368	$41,502
Stockholders’ equity	$40,412	$33,890	$30,946	$32,274	$30,824

(a)	We commenced the consolidation of Demand Management Inc. on October 1, 2004 upon acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2007 describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates including, but not limited to, those related to revenue/vendor specific object evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, and training. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the company 1) acts as principal in the transaction, 2) takes title to the products, 3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded gross.

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

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining results. If other assumptions and estimates were used in our evaluations, the results could differ materially.

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill and intangible assets are impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At April 30, 2007, our goodwill balance was $5.8 million and our intangible assets with definite lives balance was $1.3 million, net of accumulated amortization.

Valuation of Capitalized Software Assets. We capitalize certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write-off the amount by which the unamortized software development costs exceed net realizable value. Capitalized computer software development costs are being amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. At April 30, 2007, our capitalized computed software balance was $6.0 million, net of accumulated amortization.

Income Taxes. We provide for the effect of income taxes on our financial position and results of operations in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, allowable deductions, tax planning strategies, projected tax credits and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our deferred tax assets take into account our expectations of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years, which could significantly increase tax expense, could render inaccurate our current assumptions, judgments and estimates of recoverable deferred taxes.

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2007, 2006, and 2005 and the percentage increases and decreases in those items for the years ended April 30, 2007 and 2006:

	Percentage of Total Revenues			Pct. Change in Dollars	Pct. Change in Dollars
	2007	2006	2005	2007 vs 2006	2006 vs 2005
Revenues:
License	37%	37%	27%	17%	107%
Services and other	16	16	21	18	11
Maintenance	47	47	52	17	36

Total revenues	100	100	100	17	50

Cost of revenues:
License	13	10	16	55	(5)
Services and other	8	10	10	3	32
Maintenance	11	11	12	18	36
Write-down of capitalized computer software development costs	—	—	3	nm	(100)

Total cost of revenues	33	31	42	25	10

Gross margin	67	69	58	14	78

Research and development	12	13	13	13	50
Sales and marketing	22	27	32	(3)	26
General and administrative	12	13	15	14	26
Provision for doubtful accounts	—	—	1	nm	nm
Amortization of acquisition-related intangibles	1	1	1	—	72

Total operating expenses	47	54	62	5	29

Operating earnings (loss)	20	15	(4)	43	nm
Other earnings (loss):
Investment impairment	—	(1)	(1)	nm	181
Other income, net	3	2	3	114	88

Earnings (loss) before income taxes	23	16	(2)	58	nm

Income tax (expense) / benefit	(9)	4	—	nm	nm

Net earnings (loss)	14%	20%	(2)%	(25)%	nm %

nm-not meaningful

Economic Overview

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad. In recent years, the overall information technology spending is relatively weak when compared to the period prior to the last economic downturn.

However, we believe information technology spending has incrementally improved in the recent years due to increased global competition forces companies to improve productivity by upgrading their technology environment systems. Although this improvement could slow or regress at any time, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines have improved, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to the economic downturn.

We currently view the following factors as the primary opportunities and risks associated with our business:

•

The opportunity to expand the depth and number of strategic relationships with leading enterprise software providers, systems integrators and service providers to integrate our software solutions into their services and products and to create joint marketing opportunities; we currently have a number of marketing alliances, including those with IBM, and SAP;

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

Business Acquisition

On September 30, 2004, we acquired certain assets and the distribution channel of privately-held Demand Management, Inc., (DMI) a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers in the growing small and midsize business (SMB) market, which brought our customer base at that time to approximately 1,100 companies, located in 70 countries. We believe we have the largest installed base of supply chain planning customers among application software vendors. We market and sell the Demand Solutions product line to the SMB market through Demand Management’s global value-added reseller distribution network. We also offer the Logility Voyager Solutions™ suite to our target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

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

As a result of adopting SFAS 123(R) on May 1, 2006, our earnings before income taxes and net earnings for the fiscal year ended April 30, 2007 were lower by $377,000, with related income tax benefit of $45,000, than they would have been if we had continued to account for share-based compensation under APB Opinion No. 25.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, and the risk-free interest rate for the expected term of the option. Expected volatilities are based on historical volatility of our stock or the stock of our parent, ASI, for the period previous to our incorporation in fiscal 1997. We applied the short cut method as prescribed in SAB No. 107, Share-Based Payment, to estimate the term that options are expected to be outstanding and used historical data to estimate the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of the grant with a term approximating the expected term. Options issued after May 1, 2006 with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the year ended April 30, 2007 and 2006, we issued 50,261 and 188,456 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended April 30, 2007 and 2006 based on market value at the exercise dates was $284,972 and $1,097,466, respectively. As of April 30, 2007, unrecognized compensation cost related to unvested stock option awards totaled approximately $702,000 and is expected to be recognized over a weighted average period of two years.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements due to the current diversity in practice. SAB 108 requires companies to use two approaches when quantifying financial statement misstatements. We have adopted SAB 108 for the year ending April 30, 2007. This issue did not have a material impact on its 2007 consolidated financial statements.

Fiscal Years Ended April 30, 2007 and April 30, 2006:

REVENUES:

For the year ended April 30, 2007, the increase in total revenues was primarily attributable to an increase in overall license fees sales and related implementation and maintenance revenue.

International revenues represented approximately 15% of total revenues in the year ended April 30, 2007, compared to approximately 14% a year ago. This increase was due primarily to an increase in international revenues from DMI. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

LICENSES. For the year ended April 30, 2007, license fee revenues increased 17% compared to fiscal 2006 due to 1) improvement in technical capital spending by companies in the market verticals we serve, 2) increased pressure on supply chains as a result of globalization and higher capacity utilization, and 3) improved sales execution within the Company. The direct sales channel provided approximately 62% of license fee revenues for the year ended April 30, 2007, compared to approximately 75% a year ago. For the year ended April 30, 2007, our margins after commissions on direct sales were approximately 86%, and our margins after commissions on indirect sales were approximately 51%.

SERVICES AND OTHER. The 18% increase in services and other revenues for the year ended April 30, 2007 when compared to fiscal 2006 was primarily the result of increased implementation services work as a result of increased software license fee sales. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. For the year ended April 30, 2007, the 17% increase in maintenance revenues primarily due to improved license fees which resulted in increased maintenance revenues and to a lesser extent the purchase accounting write-down in DMI’s deferred revenues associated with technical support services resulted in lower maintenance revenues of $319,000 that would have otherwise been recognized in fiscal 2006. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Years ended April 30,
	2007		2006
	(in thousands)
Gross margin on license fees	$10,378	64%	$10,106	73%
Gross margin on services and other	$3,133	46%	$2,211	38%
Gross margin on maintenance	$15,833	77%	$13,484	77%

Total gross margin	$29,344	67%	$25,801	69%

The decrease in total gross margin percentage for the year ended April 30, 2007 was due primarily to a decrease in gross margin percentage on license fees partially offset by an increase in gross margin percentage on services revenues.

LICENSES. The decrease in license fee gross margin percentage for the year ended April 30, 2007 compared to fiscal 2006 was due primarily to an increase in license fee sales through our indirect channel at DMI which agent commissions are expensed to cost of license fees and yield approximately 51% after agent commissions and to lesser extent due to higher amortization of capitalized software development costs as a result of the completion of amortization for several R&D projects when compared to fiscal 2006. We expect capitalized software amortization expense to remain relatively consistent in fiscal 2008 when compared to fiscal 2007. License fee gross margin percentage tends to be directly related to 1) the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees and 2) the sales mix between our direct and indirect channel.

SERVICES AND OTHER. For the year ended April 30, 2007, the services and other gross margin percentage increased due to higher staff billing utilization as a result of increased implementation projects from increased license fee sales in the prior periods.

MAINTENANCE. For the year ended April 30, 2007, maintenance gross margin percentage was consistent when compared to the prior fiscal year.

EXPENSES:

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Years ended
	April 30, 2007	Percent change	April 30, 2006
	(in thousands)
Gross product development costs	$7,642	7%	$7,170
Percentage of total revenues	18%		19%
Less: capitalized product development costs	(2,264)	(7%)	(2,423)
Percentage of gross product development costs	30%		34%

Product development expenses	$5,378	13%	$4,747
Percentage of total revenues	12%		13%
Total amortization of development costs*	$2,605	38%	$1,894

*	Included in cost of license fees.

For the year ended April 30, 2007, capitalized software development costs decreased while gross product research and development costs increased when compared to the prior year period. This change was primarily due to DMI which added gross R&D costs but did not capitalize any R&D costs during the period. We typically capitalize higher levels of development costs towards the end of the development phase of a large project. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects. However, we expect capitalized software amortization expense to remain relatively consistent in fiscal 2008 when compared to fiscal 2007.

Sales and Marketing

In the year ended April 30, 2007, the slight decrease in sales and marketing expenses when compared to fiscal 2006 was due primarily to increased indirect sales from DMI which we record the agent commissions to cost of license fees. In fiscal 2008, we believe sales and marketing expenses will increase if license fee revenue increases through our direct channel. Commissions on indirect sales are generally recorded to cost of sales.

General and Administrative

For the year ended April 30, 2007, the increase in general and administrative expenses when compared to fiscal 2006 was due primarily to stock option compensation expense. For the year ended April 30, 2007, the average number of total employees was approximately 138 compared to approximately 140 for the year ended April 30, 2006.

Amortization of Acquisition-Related Intangible Assets

Acquisition-related intangible assets are stated at historical cost and include certain intangible assets with definitive lives. We amortize these intangible assets on a straight-line basis over their expected useful lives, six years. The increase in amortization expense was consistent in fiscal 2007 when compared to fiscal 2006.

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

Other Income (Expense)

Other income is principally comprised of investment earnings. For the year ended April 30, 2007, the investment earnings increased to $1.6 million when compared to fiscal 2006’s income of $748,000 due primarily to an increase in interest rates, particularly on money market accounts and an increase in the overall cash balance available for investment. Interest income for fiscal 2007 and 2006 was $1.2 million and $843,000. In fiscal 2007, we generated a net yield of approximately 5.10% on our investments, compared to approximately 3.65% in fiscal 2006.

In fiscal 2006, we recorded $281,000 in investment impairment charges related to a minority investment.

Income Taxes

We are included in the consolidated federal income tax return filed by American Software; however, we provide for income taxes as if we were filing a separate income tax return. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we review annually our deferred tax assets and liabilities for recoverability to determine whether any negative factors are present that would indicated the need for a valuation allowance. In fiscal 2007, we recorded tax expense at a tax effective rate of 40.8%. We expect the Company’s tax effective rate to be in the range of 38% to 40% in fiscal 2008.

Fiscal Years Ended April 30, 2006 and April 30, 2005:

REVENUES:

For the year ended April 30, 2006, the increase in total revenues was primarily attributable to 1) an increase in overall license fees sales and related implementation and maintenance revenue and 2) increased revenue related to our acquisition of DMI on September 30, 2004.

International revenues represented approximately 14% of total revenues in the year ended April 30, 2006, compared to approximately 11% the prior year. This increase was due primarily to additional international revenues from DMI.

LICENSES. For the year ended April 30, 2006, license fee revenues increased 107% compared to fiscal 2005 due to 1) improvement in technical capital spending by companies in the market verticals we serve, 2) increased pressure on supply chains as a result of globalization and higher capacity utilization, 3) improved sales execution within the company, and 4) to a lesser extent the September 30, 2004 acquisition of Demand Management, which increased revenues for the full year in fiscal 2006 compared to seven months in fiscal 2005. The direct sales channel provided approximately 75% of license fee revenues for the year ended April 30, 2006, compared to approximately 68% the prior year. For the year ended April 30, 2006, our margins after commissions on direct sales were approximately 86%, and our margins after commissions on indirect sales were approximately 47%.

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

Income Taxes

We are included in the consolidated federal income tax return filed by American Software; however, we provide for income taxes as if we were filing a separate income tax return. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we review annually our deferred tax assets and liabilities for recoverability to determine whether any negative factors are present that would indicated the need for a valuation allowance. Due to the improvement of our reported results and projection of future taxable income, we have eliminated the valuation allowance against our recognizable net deferred tax assets in the quarter ended October 31, 2005, approximately $350,000 of which was credited to additional paid-in capital, in accordance with SFAS No. 109.

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

The following tables show information about our cash flows and liquidity positions as of and for the years ended April 30, 2007 and 2006. You should read these tables and the discussion that follows in conjunction with our consolidated statements of cash flows contained in Item 8 of this Report.

	Years ended April 30,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$10,761	$6,307
Net cash provided by/(used in) investing activities	2,368	(5,478)
Net cash used in financing activities	(3,113)	(2,525)

Net change in cash and cash equivalents	$10,016	$(1,696)

For the year ended April 30, 2007, the increase in cash provided by operating activities was due primarily to an increase in net earnings, depreciation and amortization expense, the utilization of deferred tax assets, an increases in deferred revenue and accrued payables and other liabilities which was partially offset by, an increase in accounts receivable due to increased sales, and prepaid and other assets. The increase in cash provided by investing activities was due primarily to increased proceeds from maturities of investments which is partially offset by purchases of investments and investment in capitalized software. The increase in cash used in financing activities was due primarily to increases in contributions to ASI related to the tax sharing agreement and repurchases of common stock. This was partially offset by increases in proceeds from the exercise of stock options and excess tax benefit from stock-based compensation.

The following table shows information about the changes in our total cash and investments position:

	As of April 30,
	2007	2006
	(in thousands)
Cash and cash equivalents	$16,144	$6,128
Investments, including non-current	16,172	20,831

Total cash and investments	$32,316	$26,959

Net increase in total cash and investments	$5,357	$ 1, 240

The increases in cash, cash equivalents and investments in 2007 were due primarily to the improvement in operating earnings when compared to fiscal 2006. Amounts invested in money market accounts are classified as cash equivalents.

The following table provides information regarding our known contractual obligations as of April 30, 2007 (in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	833	368	412	53	—

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $32.3 million in cash at April 30, 2007, cash equivalents and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for working capital during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

Days Sales Outstanding in accounts receivable were 65 days as of April 30, 2007, compared to 64 days as of April 30, 2006. Our current ratio on April 30, 2007 was 2.7 to 1, compared to 2.2 to 1 as of April 30, 2006.

On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998, at which time we adopted an additional repurchase plan for up to 800,000 shares. In February 2003, our Board of Directors approved a resolution authorizing us to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility’s common stock and management’s assessment of our liquidity and cash flow needs. On June 28, 2007, the company purchased 30,000 shares for approximately $337,800 under the current authorized share buyback program. For all repurchase plans, through July 13, 2007, we had purchased a cumulative total of approximately 1,326,000 shares at a total cost of approximately $8.1 million.

See Item 5 of this report, under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.”

Recent Accounting Pronouncements

During June 2006, the FASB issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this interpretation is based on a more likely than not approach. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact on its 2008 consolidated financial statements.

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

Foreign Currency. For the fiscal year ended April 30, 2007, we generated 15% of our revenues outside of the United States. We typically denominate our international sales in U.S. Dollars, Euros or British Pounds Sterling. We denominate our expenses associated with our international operations in local currencies. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. In fiscal 2007 we recorded an exchange rate gain of $56,000 compared to an exchange rate loss of $232,000 in fiscal 2006. We estimate that a 10% movement in foreign currency rates would have the effect of creating up to a $818,000 exchange gain or loss on our financial condition or results of operations.

Interest rates. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our senior management. These instruments are denominated in U.S. dollars. The fair market value of securities held at April 30, 2007 was approximately $31.2 million.

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

The following consolidated financial statements of Logility, Inc. and subsidiary are filed as part of this Form 10-K on the pages indicated:

Logility, Inc. and Subsidiary

Consolidated Balance Sheets

April 30, 2007 and 2006

(in thousands, except share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$16,144	$6,128
Investments—current	16,172	20,332
Trade accounts receivable, less allowance for doubtful accounts of $73 at April 30, 2007 and $64 at April 30, 2006:
Billed	7,764	5,308
Unbilled	1,412	1,777
Deferred income taxes	1,361	2,922
Due from American Software, Inc.	1,167	—
Prepaid expenses and other current assets	1,995	1,673

Total current assets	46,015	38,140
Investments—noncurrent	—	499
Furniture, equipment, and purchased software, net	436	457
Capitalized computer software development costs, less accumulated amortization	6,042	6,382
Goodwill	5,809	5,809
Other intangibles, net	1,288	1,688
Other assets	67	99

Total assets	$59,657	$53,074

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275	$346
Accrued compensation and related costs	2,110	2,792
Other current liabilities	3,570	1,751
Deferred revenue	11,350	10,534
Deferred income taxes—short-term—due to ASI	—	2,087

Total current liabilities	17,305	17,510

Deferred income taxes—long-term	1,940	316
Deferred income taxes—long-term—due to ASI	—	1,358

Total liabilities	19,245	19,184

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 14,214,536 and 14,164,275 shares issued at April 30, 2007 and 2006, respectively	—	—
Additional paid-in capital	42,179	41,539
Retained earnings	6,019	25
Treasury stock, at cost—1,296,104 and 1,281,104 shares at April 30, 2007 and 2006, respectively	(7,786)	(7,674)

Total shareholders’ equity	40,412	33,890
Commitments and contingencies
Total liabilities and shareholders’ equity	$59,657	$53,074

See accompanying notes to consolidated financial statements.

Logility, Inc. and Subsidiary

Consolidated Statements of Operations

Years ended April 30, 2007, 2006 and 2005

(In thousands, except per share data)

	2007	2006	2005
Revenues:
License	$16,242	$13,889	$6,717
Services and other	6,830	5,796	5,203
Maintenance	20,691	17,618	12,956

Total revenues	43,763	37,303	24,876

Cost of revenues:
License	5,864	3,783	3,965
Services and other	3,697	3,585	2,721
Maintenance	4,858	4,134	3,031
Write-down of capitalized computer software development costs	—	—	703

Total cost of revenues	14,419	11,502	10,420

Gross margin	29,344	25,801	14,456

Operating expenses:
Research and development	5,378	4,747	3,170
Sales and marketing	9,778	10,123	8,046
General and administrative	5,310	4,675	3,715
Provision (recovery) for doubtful accounts	7	(53)	197
Amortization of acquisition-related intangibles	350	350	204

Total operating expenses	20,823	19,842	15,332

Operating income (loss)	8,521	5,959	(876)
Investment impairment	—	(281)	(100)
Interest income	1,228	843	636
Other income, net	375	(95)	(239)

Earnings (loss) before income taxes	10,124	6,425	(579)
(Provision) benefit for income taxes	(4,130)	1,587	(27)

Net earnings (loss)	$5,994	$8,013	$(606)

Earnings (loss) per common share:
Basic	$0.46	$0.63	$(0.05)

Diluted	$0.45	$0.60	$(0.05)

Shares used in the calculation of earnings (loss) per common share:
Basic	12,899	12,817	13,009
Diluted	13,245	13,459	13,009

See accompanying notes to consolidated financial statements.

Logility, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

Years ended April 30, 2007, 2006 and 2005

(In thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury stock		Total shareholders’ equity
	Shares	Amount			Shares	Amount
Balance at April 30, 2004	13,960,219	$—	$44,927	$(7,382)	848,265	$(5,271)	$32,274

Proceeds from exercise of stock options	15,600	—	47	—	—	—	47
Repurchase of common shares	—	—	—	—	160,650	(769)	(769)
Net loss	—	—	—	(606)	—	—	(606)

Balance at April 30, 2005	13,975,819	—	44,974	(7,988)	1,008,915	(6,040)	30,946

Proceeds from exercise of stock options	188,456	—	596	—	—	—	596
Repurchase of common shares	—	—	—	—	272,189	(1,634)	(1,634)
Deemed dividend with American Software, Inc. related to tax sharing agreement	—	—	(4,933)	—	—	—	(4,933)
Tax benefit from stock options exercised	—	—	902	—	—	—	902
Net earnings	—	—	—	8,013	—	—	8,013

Balance at April 30, 2006	14,164,275	—	41,539	25	1,281,104	(7,674)	33,890

Proceeds from exercise of stock options	50,261	—	161	—	—	—	161
Repurchase of common shares	—	—	—	—	15,000	(112)	(112)
Stock-based compensation	—	—	377	—	—	—	377
Deemed dividend with American Software, Inc. related to tax sharing agreement			(101)				(101)
Tax benefit from stock options exercised	—	—	203	—	—	—	203
Net earnings	—	—	—	5,994	—	—	5,994

Balance at April 30, 2007	14,214,536	$—	$42,179	$6,019	1,296,104	$(7,786)	$40,412

See accompanying notes to consolidated financial statements.

Logility, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years ended April 30, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$5,994	$8,013	$(606)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,295	2,556	3,064
Stock-based compensation	377	—	—
Investment impairment and write-down of capitalized computer software development costs	—	281	803
Tax benefit of options exercised	566	—	—
Excess tax benefits from stock-based compensation	(283)	—	—
Deferred income taxes	3,185	(1,704)	—
Bond amortization	(243)	(76)	242
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) decrease in assets:
Accounts receivable, net	(2,091)	(1,605)	496
Prepaid expenses and other assets	(288)	(9)	(266)
Increase (decrease) in liabilities:
Accounts payable and other accrued liabilities	701	1,573	(13)
Deferred revenue	816	838	2,677
Due to American Software, Inc.	(1,268)	(3,560)	1,102

Net cash provided by operating activities	10,761	6,307	7,499

Cash flows from investing activities:
Additions to capitalized computer software development costs	(2,264)	(2,423)	(2,750)
Purchases of furniture, equipment, and computer software costs	(194)	(196)	(415)
Purchased technology	(75)	—	—
Proceeds from maturities of investments	106,781	93,899	93,506
Purchases of investments	(101,880)	(96,758)	(91,279)
Purchase of Demand Management, Inc., net of cash acquired	—	—	(8,641)
Proceeds from sale of life insurance policy	—	—	159

Net cash provided by (used in) investing activities	2,368	(5,478)	(9,420)

Cash flows from financing activities:
Contribution from (dividend to) ASI -tax sharing agreement	(3,446)	(1,487)	—
Proceeds from exercise of stock options	161	596	47
Excess tax benefit from stock-based compensation	283	—	—
Repurchases of common stock	(112)	(1,634)	(769)

Net cash used in financing activities	(3,113)	(2,525)	(722)

Net change in cash and cash equivalents	10,016	(1,696)	(2,643)
Cash and cash equivalents at beginning of year	6,128	7,824	10,467

Cash and cash equivalents at end of year	$16,144	$6,128	$7,824

Supplemental disclosures:
Cash paid during the year for:
Interest paid	$—	$—	$—
Income taxes paid	$150	$42	$30

See accompanying notes to consolidated financial statements.

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 30, 2007, 2006, and 2005

(1)	Presentation and Summary of Significant Accounting Policies

(a)	Business

Logility, Inc. and subsidiary (the Company) develops, markets, and supports an integrated suite of business-to-business collaborative commerce software products. This suite of products is designed to manage the flow of information and products along the entire value chain of an enterprise, from raw materials, manufacturing, and warehousing to final consumption. The Company’s products and services are used by customers within the United States and certain international markets.

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

License. License revenue in connection with license agreements for standard proprietary software is recognized upon delivery of the software, providing collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, the Company recognizes revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenues from sales of third-party products in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19).

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

April 30, 2007, 2006, and 2005

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. Fees are billed under primarily time and materials arrangements and are recognized as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, (EITF No. 01-14), the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded to revenue and totaled approximately $656,000, $564,000 and $485,000 for 2007, 2006 and 2005, respectively.

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

Cost of revenues for licenses includes amortization of capitalized computer software development costs, salaries and benefits and value added reseller (VAR) commissions. These commission costs are deferred and amortized over the related maintenance term. Costs for maintenance and services revenues include the cost of personnel to conduct implementations, customer support and consulting, and other personnel-related expenses as well as agent commission expenses related to maintenance revenues generated by the indirect channel.

(e)	Cash Equivalents

Cash equivalents of $15.0 million and $5.4 million at April 30, 2007 and 2006, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all such investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

(f)	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short- and long-term investments and accounts receivable. The Company maintains cash and cash equivalents and short- and long-term investments

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

with various financial institutions. The Company’s sales are primarily to companies located in North America and Europe. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from companies under stated contract terms.

(g)	Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at April 30, 2007 or 2006.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. The total amounts charged/ (benefit) to operations were approximately $7,000, $(53,000) and $197,000 for 2007, 2006 and 2005, respectively. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

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

(i)	Furniture, Equipment, and Purchased Computer Software

Furniture and equipment are recorded at cost, less accumulated depreciation. Depreciation of computer and communications equipment and furniture and fixtures is calculated using the straight-line method based upon the estimated useful lives of the assets ranging from three to seven years. The depreciation expense for fiscal 2007, 2006 and 2005 was $170,000, $179,000 and 173,000, respectively. Purchased computer software costs represent the cost of acquiring computer software. Amortization of purchased computer software costs is calculated using the straight-line method over periods of three to five years. The purchased computer software amortization expense for fiscal 2007, 2006 and 2005 was $38,000, $25,000, and 18,000, respectively.

(j)	Capitalized Computer Software Development Costs

The Company capitalizes certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. Capitalized computer software development costs are being amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the consolidated statements of operations.

Total Expenditures and Amortization. Total expenditures for capitalized computer software development costs, total research and development expense, and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30,
	2007	2006	2005
	(in thousands)
Total capitalized computer software development costs	$2,264	$2,423	$2,750
Total research and development expense	5,378	4,747	3,170

Total research and development expense and capitalized computer software development costs	$7,642	$7,170	$5,920

Total amortization of capitalized computer software development costs	$2,605	$1,894	$2,600
Write-off capitalized computer software costs as a result of net relizable value analysis, net of accumulated amortization	$—	$—	$703

Capitalized computer software development costs consist of the following at April 30, 2007 and 2006 (in thousands):

	2007	2006
Capitalized computer software development costs	$23,070	$20,805
Accumulated amortization	(17,028)	(14,423)

	$6,042	$6,382

(k)	Acquisition-Related Intangible Assets

Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definitive lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, three years, including the period being reported on. The other intangible assets are being amortized on a straight-line basis over a period of six years. Total amortization expense related to acquisition-related intangible assets was approximately $450,000 for 2007, of which $100,000 related to amortization of acquired software is included in cost

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

of license revenues and $350,000 related to other intangible assets is included in operating expenses as amortization of acquisition-related intangibles in the accompanying consolidated statements of operations.

Acquisition-Related Intangible Assets consist of the following (in thousands):

	2007	2006
Acquired software	$300	$300
Contractual distributor relationships	1,000	1,000
Customer relationships	800	800
Trademarks	300	300

	2,400	2,400
Accumulated amortization	(1,162)	(712)

	$1,238	$1,688

2008		$392
2009		350
2010		350
2011		146

		$1,238

In May 2006, the Company purchased an additional $75,000 of acquired software and recorded it as an intangible asset. Amortization expense related to the purchase of the additional software was $25,000 and is included in the cost of license revenues.

(l)	Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Asset. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

(n)	Use of Estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue, VSOE, bad debts, capitalized software costs, goodwill, intangible asset impairment, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

The Company has a stock-based employee compensation plan, which is described more fully in Note 6. Prior to May 1, 2006, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Substantially no expense associated with employee stock options was recognized prior to May 1, 2006 as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”

Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment (Revised) using the modified prospective transition method. Under this transition method, compensation cost recognized on or after May 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with this transition method, the Company’s financial statements for the prior periods have not been restated to reflect, and do not include the impact of, SFAS No. 123(R).

During fiscal 2007, the Company recorded stock option compensation cost of $377,000 and related income tax benefits of approximately $45,000. Stock-based compensation expense for current year grants is recorded on a straight-line basis over the vesting period as an expense to net income and credited directly to additional paid-in capital.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

cash flows. SFAS No. 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company generated excess tax benefits of $283,000 during the year ended April 30, 2007.

The following table shows what the Company’s net earnings and earnings per share would have been using the fair value based method under SFAS No. 123 for the years ended April 30, 2006 and 2005:

	Years ended April 30,
	2006	2005
	(in thousands, except per share amounts)
Net earnings (loss)-as reported	$8,013	$(606)
Add: Stock-based employee compensation expense included in reported net income (loss), net of taxes
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(246)	(284)

Pro forma net earnings (loss) in accordance with SFAS No. 123	$7,767	$(890)

Basic net earnings (loss) per share:
As reported	$0.63	$(0.05)
Pro forma in accordance with SFAS No. 123	$0.61	$(0.07)
Diluted net earnings (loss) per share:
As reported	$0.60	$(0.05)
Pro forma in accordance with SFAS No. 123	$0.58	$(0.07)

(q)	Impairment of Long-Lived Assets

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

In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company evaluates the carrying value of goodwill annually and between annual evaluations if events occur or circumstances change that would indicate that the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

assessment by a regulator. When evaluating whether the goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company performed its periodic review of its goodwill for impairment as of April 30, 2007 and did not identify any asset impairment as a result of the review.

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

The numerator in calculating both basic and diluted earnings (loss) per common share for each year is the same as net earnings (loss). The denominator is based on the following number of common shares:

	Years ended April 30,
	2007	2006	2005
	(In thousands)
Weighted average common shares outstanding used for basic	12,899	12,817	13,009
Dilutive effect of outstanding stock options	346	642	*

Total used for diluted*	13,245	13,459	13,009

*	Diluted weighted average common shares outstanding are not utilized in fiscal 2005 due to the anti-dilutive effect of the net loss.

See Note 6(a) for total stock options outstanding and potentially dilutive.

(u)	Guarantees and Indemnifications

The Company accounts for guarantees in accordance with Financial Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies , and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of April 30, 2007 or 2006.

The Company warrants to its customers that its software products will perform in all material respects in accordance with its published specifications in effect at the time of delivery of the licensed products to the customer generally for 90 days after delivery of the licensed products. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2007 or 2006.

(v)	Industry Segment

The Company operates and manages its business as one reportable segment, that being providing supply chain management software solutions to participants along the supply chain.

(2)	Investments

Investments, which are classified as held-to-maturity, consisted of the following at April 30, 2007 and 2006 (in thousands):

	2007			2006
	Carrying value	Fair value	Unrealized gain (loss)	Carrying value	Fair value	Unrealized gain (loss)
Commercial paper	$6,972	$6,990	$18	$6,972	$6,980	$8
Corporate bonds	1,485	1,341	(144)	3,556	3,553	(3)
Government securities	7,715	7,709	(6)	10,303	10,277	(26)

	$16,172	$16,040	$(132)	$20,831	$20,810	$(21)

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

The contractual maturity of debt securities classified as held to maturity at April 30, 2007 and 2006 were as follows:

	2007	2006
Due within one year	$16,172	$20,332
Due within two years	—	—
Due within three years	—	—
Due after three years	—	499

	$16,172	$20,831

As of April 30, 2007, the Company does not believe any investments to be impaired other than on a temporary basis.

(3)	Furniture, Equipment and Purchased Software

Furniture, equipment and purchased software consisted of the following at April 30, 2007 and 2006 (in thousands):

	2007	2006
Computer and communications equipment	$2,698	$2,646
Furniture and fixtures	678	674
Purchased computer software costs	1,611	1,560

	4,987	4,880
Accumulated depreciation and amortization	(4,551)	(4,423)

	$436	$457

(4)	Acquisitions

On September 30, 2004, we acquired certain assets and the distribution channel of privately-held Demand Management, Inc. (“DMI”), a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand, for $9.5 million in cash, less working capital and cash on hand, for a net cash consideration of $8.6 million.

The following unaudited pro forma information presents our results of operations for the year ended April 30, 2005 as if the acquisition had taken place at May 1, 2004 (in thousands, except per share data):

Year Ended
April 30, 2005
Total revenues	$30,639
Net earnings	725
Net earnings per common share (basic)	0.06
Net earnings per common share (diluted)	0.05
Weighted average number of common shares outstanding (basic)	13,009
Weighted average number of common shares outstanding (diluted)	13,331

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

These pro forma results of operations include adjustments to the historical financial statements of the consolidated companies and have been prepared for comparative purposes only. Because our fiscal year ends on April 30, and DMI’s ends on December 31, timing differences exist in the twelve month periods reported; however, we believe these timing differences are not material, as DMI’s operating results have historically been consistent quarter to quarter. For DMI, we have used the twelve month period from April 1 – March 31. These pro forma results exclude the post-acquisition fair value adjustment made to deferred revenue from the date of acquisition as described below, and do not purport to be indicative of our actual results of operations had the acquisition occurred at the beginning of 2005.

The acquisition has been accounted for under the purchase method of accounting, and the results of operations are included in operations after October 1, 2004. The purchase price has been allocated to net tangible assets acquired of $432,000 (including acquisition related expenses of approximately $373,000), identifiable intangible assets of $2.4 million and other intangibles assets of $5.8 million. The identifiable intangibles assets include $1.0 million for contractual distributor relationships, $800,000 for customer relationships, and $300,000 for trademarks, all of which are being amortized on a straight-line basis over a period of six years. Identifiable intangible assets also include $300,000 for acquired developed technology which is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product (three years) including the period being reported on. The remaining $5.8 million of other intangibles assets is goodwill, which is not being amortized, but is being reviewed for impairment on an annual basis.

During the three months ended October 31, 2005, we reversed the purchase accounting accrual related to certain contingent liabilities, which totaled approximately $294,000 and reduced goodwill by this same amount.

(5)	Income Taxes

The Company’s income tax expense (benefit) is as follows:

	Years ended April 30,
	2007	2006	2005
	(in thousands)
Current:
Federal	$246	$108	$—
State	496	31	6

	742	139	6

Deferred:
Federal	3,100	(1,545)	18
State	288	(181)	3

	3,388	(1,726)	21

	$4,130	$(1,587)	$27

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

The Company’s effective tax rate differs from the “expected” income tax expense (benefit) calculated by applying the Federal statutory rate of 34% to earnings (loss) before income taxes as follows:

	Years ended April 30,
	2007	2006	2005
	(In thousands)
Computed “expected” income tax expense (benefit)	$3,442	$2,185	$(197)
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	697	232	(55)
Current period permanent items	115	34	(46)
Research and development credits	(186)	—	—
Change in the valuation allowance for deferred tax assets	—	(4,015)	586
Income tax contingencies	60	—	—
Other, net	2	(23)	(261)

	$4,130	$(1,587)	$27

As of April 30, 2007, the Company has provided a tax accrual of approximately $60,000 related to state income tax contingencies. This amount is included in income taxes payable in the 2007 consolidated balance sheets.

The significant components of deferred income tax expense attributable to earnings (loss) before income taxes for the years ended April 30, 2007, 2006 and 2005 were as follows:

	Years ended April 30,
	2007	2006	2005
	(in thousands)
Deferred income tax expense (benefit)	$3,388	$2,289	$(565)
Increase/(decrease) in the valuation allowance for deferred tax assets	—	(4,015)	586

	$3,388	$(1,726)	$21

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities computed on a separate return basis at April 30, 2007 and 2006 are presented as follows:

	April 30,
	2007	2006
	(in thousands)
Deferred income tax assets:
Compensated absences and other expenses, due to accrual for financial reporting purposes	$417	$390
Accounts receivable, due to allowance for doubtful accounts	27	20
Alternative minimum tax credit carryforwards	444	243
Research tax credit carryforwards	236	50
Foreign tax credit carryforwards	48	–
Furniture, equipment and purchased software depreciation	70	43
Nonqualified stock options granted	45	–
Net operating loss carryforwards	473	4,343

Total gross deferred income tax assets	1,760	5,089

Valuation allowance	—	—

Net deferred income tax assets	1,760	5,089

Deferred income tax liabilities:
Capitalized computer software development costs	2,242	2,424
Goodwill amortization	97	59

Total gross deferred income tax liabilities	2,339	2,483

Net deferred income tax assets (liabilities)	$(579)	$2,606

In accordance with the Company’s Tax Sharing Agreement with ASI, the Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. However, all benefits derived from deferred tax assets, as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards), that arose prior to the initial public offering (originally in the amount of $5,768,000, of which $1,333,000 was used in 1998) were allocated to ASI. Accordingly, the Company did not receive any economic benefit from the $4,435,000 of contributed gross deferred tax assets. None of the pre-IPO NOLs remain as of April 30, 2007. At April 30, 2007, the Company has research, Alternative Minimum Tax (“AMT”), and foreign tax credit carryforwards, for U.S. federal income tax purposes of approximately $236,000, $444,000, and $48,000, respectively which are available to offset future federal taxable income, if any, through 2027, except for the AMT credit carryforward which does not expire.

The Company also has $506,000 of stock option deductions that have not been recognized as such deductions are not yet realized under SFAS 123R. If and when these deductions serve to reduce a future tax payable, they will be recorded as a credit to additional paid in capital.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During the year ended April 30, 2007, management determined that it was more likely than not that the benefit of deferred tax assets would be realized by the Company.

During fiscal 2006, the valuation allowance of $4,364,000 was reversed, with $4,015,000 of the reversal being recorded as a deferred tax benefit and $349,000 which was related to the exercise of stock options being recorded as a benefit to additional paid-in capital.

(6)	Stockholders’ Equity

(a)	Stock Compensation

Prior to August 7, 1997, the Company had not issued any stock options; however, certain employees of the Company received stock options of ASI. Effective August 7, 1997, the Company adopted the Logility, Inc. 1997 Stock Plan (Stock Plan). The Stock Plan provides for grants of incentive stock options and nonqualified stock options to certain key employees and directors of the Company. The Stock Plan also allows for stock appreciation rights in lieu of or in addition to stock options. Options to purchase a maximum of 1,600,000 shares of common stock and a maximum of 300,000 units of Stock Appreciation Rights (SARs), as defined, may be granted under the Stock Plan. There have been no SARs granted to date. Existing options granted prior to March 2005 generally vest over a four-year period. The contractual terms of these existing options generally are for ten years. In March 2005, the Board amended the stock option grant form for future grants to provide for a six-year grant life and a five-year vesting period. In July 2006, Logility’s Board of Directors approved an amendment increasing the number of shares for grant by 400,000 shares. The amendment was approved by shareholders in August 2006.

The Stock Plan further limits stock option grants by providing that the number of outstanding option shares, when added to the outstanding shares held by shareholders other than American Software, may not exceed 20% of the issued and outstanding shares, if it were assumed that all of the stock options were exercised. As of April 30, 2007, this requirement does limit the number of shares available for future grants to 460,482. When stock options are exercised, it is the Company’s policy to issue stock from authorized shares rather than from treasury shares.

A summary of changes in outstanding options for the year ended April 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at May 1, 2006	683,097	$4.05
Granted	117,000	8.17
Exercised	(50,261)	3.19
Forfeited/canceled	(3,750)	4.00

Outstanding at April 30, 2007	746,086	$4.75	4.5	$3,885,249

Exercisable at April 30, 2007	564,536	$4.22	4.0	$3,257,112

The weighted-average grant date fair values of stock options granted during the years ended April 30, 2007, 2006 and 2005 were $4.57 per share, $4.80 per share and $3.36 per share, respectively. The fair value of

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2007, 2006 and 2005:

	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	64.5%	68.0%	106.4%
Risk-free interest rate	4.9%	4.5%	3.7%
Expected life	4.5 Years	4.5 Years	6.2 Years

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

Options issued after May 1, 2006 with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the years ended April 30, 2007, 2006, and 2005 the Company issued 50,261,188,456 and 15,600 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended April 30, 2007, 2006 and 2005 based on market value at the exercise dates was $284,972, $1,097,466 and $25,453, respectively. As of April 30, 2007, unrecognized compensation cost related to unvested stock option awards totaled approximately $702,000 and is expected to be recognized over a weighted average period of 2 years.

(b)	Stock Repurchases

In February 2003, the Company’s Board of Directors amended an existing stock repurchase program to authorize the repurchase of up to an additional 400,000 shares of the Company’s common stock for a total authorized repurchase amount of up to 1,550,000 shares. The Company had repurchased 1,296,104 shares of its common stock for $7,786,000 as of April 30, 2007.

(7)	International Revenue and Significant Customer

International revenues were approximately $6.6 million or 15% of total revenues, $5.3 million or 14% of total revenues and $2.8 million or 11% of total revenues for the years ended April 30, 2007, 2006, and 2005, respectively, and were derived primarily from customers in Europe.

No individual customer accounted for more than 10% of revenue for the years ended April 30, 2007, 2006, and 2005.

(8)	Investment Impairment

In 2006 and 2005, we recorded $281,000 and $100,000 of investment impairment charges related to a minority investment.

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

(9)	Commitments and Contingencies

(a)	401(k) Profit Sharing Plan

The employees of the Company are offered the opportunity to participate in the American Software, Inc. 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 60% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2007, 2006, and 2005.

Effective January 1, 2002, ASI amended the 401(k) Plan to discontinue the Company’s matching contributions. The 401(k) Plan was further amended to allow the Company to make a discretionary matching contribution at a rate to be determined by the Company. No discretionary matching contributions have been made subsequent to January 1, 2002.

(b)	Lease Commitments

The Company occupies its principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note 10). Amounts allocated to the Company for rent expense for these facilities were $417,000, $411,000, and $410,000 for the years ended April 30, 2007, 2006, and 2005, respectively. In addition, the Company has various other operating leases. Rent expense under these facility leases was $536,000, $504,000, and $530,000 for the years ended April 30, 2007, 2006, and 2005, respectively.

Future minimum lease payments under non-cancelable operating leases (excluding cancelable leases with ASI) are as follows (in thousands):

Year ended April, 30:
2008	$368
2009	293
2010	119
2011	53

$833

(c)	Contingencies

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

April 30, 2007, 2006, and 2005

(10)	Agreements with ASI

Effective August 1, 1997 (except for the Tax Sharing Agreement, which was effective January 23, 1997), the Company entered into certain contractual arrangements with ASI related to the following:

Tax Sharing Agreement—Certain terms under the Tax Sharing Agreement are described in Note 5.

Services Agreement—Commencing August 1, 1997, the Company began purchasing (or selling) various services from (to) ASI based upon various cost methodologies as described below:

Service	Cost methodology	Expense for the year ended April 30, 2007	Expense for the year ended April 30, 2006	Expense for the year ended April 30, 2005
• General corporate services, including accounting, insurance expense, and employee benefits services	Apportioned based on formula to all ASI subsidiaries	$1,285,000	1,186,000	1,088,000

• Professional services to customers on behalf of the Company (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	148,000	73,000	97,000

Facilities Agreement—The Company leases various properties from ASI for specified square foot rates. The stated term of the agreement was for two years and is renewed automatically thereafter for successive one- year terms; however, it may be terminated by either party after a 90-day notice. Also included in these costs are utilities, telephone, and security expenses.		417,000	411,000	410,000

Stock Option Agreement—The Company has granted ASI an option to purchase Company common stock to enable ASI to maintain the necessary ownership percentage required to consolidate the Company in ASI’s consolidated Federal income tax return. The purchase price of the option is the average of the closing price on each of the five business days immediately preceding the date of payment.		Not applicable	Not applicable	Not applicable

Technology License Agreement—The Company granted ASI a nonexclusive, nontransferable, worldwide perpetual right and license to use, execute, reproduce, display, etc., its Supply Chain Planning and Execution Solutions (which ASI had transferred to the Company) so that ASI may maintain and support end-users of the software products. The license is fully paid and royalty-free.		Not applicable	Not applicable	Not applicable

Marketing License Agreement—The Company previously utilized ASI as a nonexclusive marketing representative for licensing of its products and paid ASI 30% (50% for certain international licenses) of net license fees for its services. This agreement expired August 1, 2003 and was not renewed.		—	—	—

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2007, 2006, and 2005

(11)	Financial Statements and Supplementary Data (Unaudited)

The following schedule represents results for each quarter in the years ended April 30, 2007 and 2006 (in thousands, except per share amounts):

	Total Revenues	Gross Margins	Operating Income	Net Earnings	Diluted net Earnings per share*
Quarter ended:
July 31, 2006	$9,594	$6,137	$1,236	$923	$0.07
October 31, 2006	10,019	6,465	1,480	1,115	0.08
January 31, 2007	11,296	7,870	2,650	1,995	0.15
April 30, 2007	12,854	8,872	3,155	1,961	0.15

Year ended April 30, 2007	$43,763	$29,344	$8,521	$5,994	$0.45

Quarter ended:
July 31, 2005	$7,903	$5,099	$759	$869	$0.07
October 31, 2005	9,275	6,462	1,268	3,732	0.28
January 31, 2006	10,050	7,428	2,172	1,855	0.14
April 30, 2006	10,075	6,812	1,760	1,557	0.12

Year ended April 30, 2006	$37,303	$25,801	$5,959	$8,013	$0.60

*	Quarterly amounts do not sum to full year total due to rounding

(12)	Subsequent Event

On May 15, 2007, the Board of Directors of the Company adopted the Logility, Inc. 2007 Stock Plan, subject to Shareholder approval at the annual meeting of Shareholders, scheduled for August 21, 2007. If approved, the 2007 Stock Plan would replace the Company’s 1997 Stock Plan, which expires August 7, 2007, and provide for the granting of options to purchase up to 500,000 shares of common stock and up to 300,000 stock appreciation rights units, on terms similar to those in the 1997 Stock Plan. Options previously granted under the 1997 Stock Plan will continue to be exercisable in accordance with their terms.

On June 28, 2007, the company purchased 30,000 shares of Common Stock for approximately $337,800 under the current authorized share buyback program.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Logility, Inc.:

We have audited the accompanying consolidated balance sheets of Logility, Inc. and subsidiary (the “Company”) as of April 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Logility, Inc. and subsidiary as of April 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements effective May 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

/s/    KPMG LLP

Atlanta, Georgia

July 16, 2007

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2007. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of April 30, 2007.

We believe our financial statements fairly present in all material respects our financial position, results of operations and cash in our annual report on Form 10-K. The unqualified opinion of our independent registered public accounting firm on our financial statements for the years ended April 30, 2007 and 2006 is included in this Form 10-K.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Offices and Corporate Governance

The directors and executive officers of Logility are as follows:

Name	Age	Position
J. Michael Edenfield	49	Chief Executive Officer, President and Director
James C. Edenfield	72	Chairman of the Board of Directors
Frederick E. Cooper	65	Director
Parker H. Petit	67	Director
Dr. John A. White	67	Director
Vincent C. Klinges	44	Chief Financial Officer
H. Allan Dow	43	Executive Vice President, Worldwide Sales and Marketing
Donald L. Thomas	60	Vice President, Customer Service

Directors are divided into three classes, with staggered three-year terms. Information regarding the directors of the Company, including their ages, their principal occupations for at least the past five years, other public company directorships held by them and the year each was first elected as a director of the Company, are set forth under the caption “Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and holders of more than 10% of our Common Stock are required under regulations promulgated by the Commission to furnish us with copies of all Section 16(a) forms they file. Based upon a review by the Company of filings made under Section 16(a) of the Exchange Act and representations from its directors and officers, all of the reports required to be filed during fiscal 2007 were filed on a timely basis.

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

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either Logility or American Software elects not to renew its term by giving proper notice. We will indemnify American Software against any damages that American Software may incur in connection with its performance of services under the Services Agreement (other than those arising from American Software’s gross negligence or willful misconduct), and American Software will indemnify us against any damages arising out of American Software’s gross negligence or willful misconduct in connection with its rendering of services under the Services Agreement. For the fiscal years ended April 30, 2007, 2006 and 2005, the amounts paid by us to American Software pursuant to this agreement were $1.3 million, $1.3 million and $1.2 million, respectively.

Facilities Agreement

American Software and Logility have entered into a Facilities Agreement (the “Facilities Agreement”), which provides that we may occupy space located in certain facilities owned or leased by American Software (or subsidiaries of American Software). The Facilities Agreement had an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term. The Facilities Agreement may be terminated upon 30 days’ written notice by us for any reason with respect to any particular facility. Our leasing of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software. For the fiscal years ended April 30, 2007, 2006 and 2005, the amounts paid by us to American Software pursuant to this agreement were $417,000, $411,000 and $410,000, respectively. Included in these amounts are lease expense, utilities expense, telephone expense, and security expense.

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

Intercompany Loans

As a result of the various transactions between the Company and American Software (ASI), amounts payable to and receivable from ASI arise from time to time. At April 30, 2007, there was a receivable from ASI in the amount of $1,167,000.

Item 14.	Principal Accountant Fees and Services

This information is set forth under the caption “Audit Committee Report and Independent Auditors—Independent Auditors” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial statement schedule included in Part IV of this Form:

Page
Schedule II—Valuation and Qualifying Accounts—for the three years ended April 30, 2007	83

All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes. A list of other financial statements included in this Report is set forth in Item 8.

2.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.1	Logility’s Amended and Restated Articles of Incorporation, and amendments included as Exhibit 3.1 to Logility’s Registration Statement No. 333-33385 on Form S-1 (the “S-1 Registration Statement”) and incorporated herein by this reference.

3.2	Logility’s Amended and Restated By-Laws, included as Exhibit 3.1 to the S-1 Registration Statement and incorporated herein by this reference.

10.1	1997 Stock Plan, Amended and Restated as of August 26, 1998, included as Exhibit 4.1 to Logility’s Form S-8 Registration Statement No. 333-62531 and incorporated herein by this reference.

10.2	Subsidiary Formation Agreement among Logility, American Software, and certain subsidiaries of American Software, as amended, included as Exhibit 10.3 to the S-1 Registration Statement, and incorporated herein by this reference.

10.3	Merger Agreement between Logility and Distribution Sciences, Inc., included as Exhibit 10.4 to the S-1 Registration Statement, and incorporated herein by this reference.

10.4	Services Agreement between Logility and American Software, included as Exhibit 10.5 to the S-1 Registration Statement, and incorporated herein by this reference.

10.5	Facilities Agreement between Logility and American Software, included as Exhibit 10.6 to the S-1 Registration Statement, and incorporated herein by this reference.

10.6	Tax Sharing Agreement between Logility and American Software, included as Exhibit 10.7 to the S-1 Registration Statement, and incorporated herein by this reference.

10.7	Stock Option Agreement between Logility and American Software, included as Exhibit 10.8 to the S-1 Registration Statement, and incorporated herein by this reference.

10.8	Technology License Agreement between Logility and American Software, as amended, included as Exhibit 10.9 to the S-1 Registration Statement, and incorporated herein by this reference.

10.9	Asset Purchase Agreement dated as of September 30, 2004 by and among Demand Management, Inc., a Georgia corporation, as purchaser; Demand Management, Inc., a Missouri corporation, as Seller; and the shareholders, included as Exhibit 10.1 to Form 10-Q of Logility for the Quarter ended October 31, 2004, and incorporated herein by this reference.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Schedule II

	Balance at beginning of year	Amounts Charged to expense	Other additions(1)	Deductions(2)	Balance at end of year
Years ended:
April 30, 2007	$64	7	2	—	73
April 30, 2006	$230	(53)	2	115	64
April 30, 2005	$180	197	202	349	230

(1)	Recovery of previously written-off amounts and beginning balance from DMI acquisition.
(2)	Write-off of uncollectible accounts.

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

Date: July 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ J. MICHAEL EDENFIELD J. Michael Edenfield	President, Chief Executive Officer	July 16, 2007

/S/ JAMES C. EDENFIELD James C. Edenfield	Chairman of the Board of Directors	July 16, 2007

/S/ FREDERICK E. COOPER Frederick E. Cooper	Director	July 16, 2007

/S/ PARKER H. PETIT Parker H. Petit	Director	July 16, 2007

/S/ DR. JOHN A. WHITE Dr. John A. White	Director	July 16, 2007

/S/ VINCENT C. KLINGES Vincent C. Klinges	Chief Financial Officer	July 16, 2007

/S/ HERMAN L. MONCRIEF Herman L. Moncrief	Controller and Principal Accounting Officer	July 16, 2007