Form 10-Q
period 2007-07-31
LOGILITY INC
filed 2007-09-10
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Large accelerated filer   ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at September 10, 2007
Common Stock, no par value	12,952,458 Shares

LOGILITY, INC. AND SUBSIDIARY

Form 10-Q

Quarter Ended July 31, 2007

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Logility, Inc. and Subsidiary

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	July 31, 2007	April 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$29,252	$16,144
Investments	6,968	16,172
Trade accounts receivable, less allowance for doubtful accounts of $68 at July 31, 2007 and $73 at April 30, 2007:
Billed	7,525	7,764
Unbilled	1,428	1,412
Deferred income taxes	1,051	1,361
Due from American Software, Inc.	751	1,167
Prepaid expenses and other current assets	1,675	1,995

Total current assets	48,650	46,015
Furniture, equipment, and purchased software, net	426	436
Capitalized computer software development costs, less accumulated amortization	5,929	6,042
Goodwill	5,809	5,809
Other intangibles, net	1,169	1,288
Other assets	67	67

Total assets	$62,050	$59,657

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$389	$275
Accrued compensation and related costs	1,240	2,110
Other current liabilities	2,538	3,570
Income taxes payable	914	—
Deferred revenue	12,224	11,350

Total current liabilities	17,305	17,305

Deferred income taxes - long-term	2,197	1,940

Total liabilities	19,502	19,245

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 14,275,312 and 14,214,536 shares issued at July 31, 2007 and April 30, 2007, respectively	—	—
Additional paid-in capital	42,806	42,179
Retained earnings	7,866	6,019
Treasury stock, at cost – 1,326,104 shares at July 31, 2007 and 1,296,104 shares at April 30, 2007	(8,124)	(7,786)

Total shareholders’ equity	42,548	40,412

Commitments and contingencies

Total liabilities and shareholders’ equity	$62,050	$59,657

See accompanying notes to condensed consolidated financial statements - unaudited.

Item 1.	Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended July 31,
	2007	2006
Revenues:
License	$4,677	$3,301
Services and other	2,013	1,416
Maintenance	5,275	4,877

Total revenues	11,965	9,594

Cost of revenues:
License	1,634	1,377
Services and other	1,022	854
Maintenance	1,080	1,226

Total cost of revenues	3,736	3,457

Gross margin	8,229	6,137

Operating expenses:
Research and development	1,877	1,761
Less: Capitalizable software	(525)	(596)
Sales and marketing	2,452	2,506
General and administrative	1,337	1,142
Amortization of acquisition-related intangibles	88	88

Total operating expenses	5,229	4,901

Operating income	3,000	1,236
Other income, net	409	343

Earnings before income taxes	3,409	1,579
Income taxes	1,562	656

Net earnings	$1,847	$923

Earnings per common share:
Basic	$0.14	$0.07

Diluted	$0.14	$0.07

Shares used in the calculation of earnings per common share:
Basic	12,932	12,896

Diluted	13,315	13,206

See accompanying notes to condensed consolidated financial statements - unaudited.

Item 1.	Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended July 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$1,847	$923
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	89	99
Depreciation and amortization	813	821
Bond amortization	—	(74)
Tax benefit of stock options exercised	1,091	—
Excess tax benefits from stock based compensation	(690)	—
Deferred income taxes	567	576
Decrease (increase) in assets:
Accounts receivable, net	223	956
Prepaid expenses and other assets	320	(146)
Due from American Software, Inc.	416	180
Increase (decrease) in liabilities:
Accounts payable, accrued costs, other current liabilities and income taxes payable	(1,348)	(1,271)
Deferred revenue	874	23

Net cash provided by operating activities	4,202	2,087

Cash flows from investing activities:
Additions to capitalized computer software development costs	(525)	(596)
Purchases of furniture, equipment, and computer software costs	(46)	(50)
Proceeds from maturities of investments	31,108	32,738
Purchases of investments	(21,904)	(34,550)

Net cash provided by (used in) investing activities	8,633	(2,458)

Cash flows from financing activities:
Proceeds from exercise of stock options	195	38
Dividends to American Software, Inc.	(274)	—
Excess tax benefits from stock-based compensation	690	—
Repurchases of common stock	(338)	—

Net cash provided by financing activities	273	38

Net change in cash and cash equivalents	13,108	(333)
Cash and cash equivalents at beginning of period	16,144	6,128

Cash and cash equivalents at end of period	$29,252	$5,795

See accompanying notes to condensed consolidated financial statements - unaudited.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited

July 31, 2007

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at July 31, 2007, the results of operations for the three-months ended July 31, 2007 and 2006 and cash flows for the three-months ended July 31, 2007 and 2006. The results for the three months ended July 31, 2007 are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended April 30, 2007.

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue, vendor specific objective evidence (“VSOE”), bad debts, capitalized software costs, goodwill, intangible asset impairment, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under difference assumptions or conditions.

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

We have adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information. We operate and manage our business in one reportable segment, Collaborative Supply Chain Management, providing collaborative supply chain solutions to streamline and optimize the production, distribution and management of products between trading partners.

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

July 31, 2007

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize fees as we perform services. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14), we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenues in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded in revenue and totaled approximately $183,000 and $134,000 for the three-months ended July 31, 2007 and 2006, respectively.

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

July 31, 2007

Deferred Revenue. Deferred revenue represents advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenue.

F.	Major Customer

One customer accounted for approximately 12% of total revenues for the three months ended July 31, 2007. The related accounts receivable balance for this customer as of July 31, 2007 was approximately $1.8 million. No single customer accounted for more than 10% of total revenues for the three months ended July 31, 2006.

G.	Earnings per Share

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

The numerator in calculating both basic and diluted earnings per share of common stock for each period is the same as net earnings. The denominator is based on the number of shares of common stock as shown in the following table:

	Three months ended July 31,
	2007	2006
	(in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding	12,932	12,896
Dilutive effect of outstanding stock options	383	310

Total	13,315	13,206

Net earnings:	$1,847	$923

Net earnings per common share:

Basic	$0.14	$0.07

Diluted	$0.14	$0.07

For the three months ended July 31, 2007 and July 31, 2006, we excluded options to purchase 21,590 and 31,590 shares of common stock from the computation of diluted earnings per share. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of July 31, 2007, we had a total of 691,310 options outstanding and as of July 31, 2006, we had a total of 750,592 options outstanding.

H.	Logility Share Repurchase

In February 2003, the Company’s Board of Directors amended an existing stock repurchase program to authorize the repurchase of up to an additional 400,000 shares of the Company’s common stock for a total authorized repurchase amount of up to 1,550,000 shares. The Company had repurchased 1,326,104 shares of its common stock for $8,123,800 as of July 31, 2007.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

July 31, 2007

I.	Stock-Based Compensation

As of July 31, 2007, we have a stock-based employee compensation plan. Effective May 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment” using the modified prospective transition method. Under this transition method, compensation cost recognized on or after May 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R).

We recorded stock option compensation cost of $89,151 and $98,736 and related income tax benefits of $18,470 and $12,000 during the three months ended July 31, 2007 and 2006, respectively. Stock-based compensation expense is recorded on a straight-line basis over the vesting period.

SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. We generated excess tax benefits of $667,000 and $0 for the three months ended July 31, 2007 and 2006, respectively.

During the three months ended July 31 2007 and 2006, we issued 63,776 and 15,505 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended July 31, 2007 and 2006 based on market value at the exercise dates was approximately $500,000 and $125,000, respectively. As of July 31, 2007, unrecognized compensation cost related to unvested stock option awards totaled approximately $650,000 and is expected to be recognized over a weighted average period of 1.9 years.

J.	Agreements with American Software, Inc. (“ASI”)

We have entered into certain contractual arrangements with ASI, as described below. Because ASI owns a majority of our shares, the terms of these agreements do not reflect arm’s length negotiation. However, management believes that the rates negotiated in the agreements reflect fair market values.

Tax Sharing Agreement— In accordance with the Company’s Tax Sharing Agreement with ASI, the Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. However, all benefits derived from deferred tax assets, as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards), that arose prior to the initial public offering (originally in the amount of $5,768,000, of which $1,333,000 was used in 1998) were allocated to ASI. Accordingly, the Company did not receive any economic benefit from the $4,435,000 of contributed gross deferred tax assets. None of the pre-IPO NOLs remained as of April 30, 2007.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

July 31, 2007

Services Agreement—We purchase or sell various services from or to ASI based upon various cost methodologies as described below:

Service	Cost methodology	Three months ended July 31, 2007	Three months ended July 31, 2006
• General corporate services including accounting, insurance and employee benefits services expense	Apportioned based on formula to all ASI subsidiaries	$320,367	$329,222
• Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	$13,550	$30,000

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

Facilities Agreement—We lease various properties from ASI for specified square foot rates pursuant to a Facilities Agreement dated August 1, 1997, which the parties have renewed automatically annually since the initial two-year term. The stated term of the agreement was for two years and is renewed automatically thereafter for successive one-year terms; however, either party may terminate the agreement after a 90 day notice. ASI also allocates utilities, telephone and security expenses under this agreement based on our percentage of occupancy. Our lease of space at any facility under the agreement is limited by the term of the underlying lease between ASI and a landlord with respect to any facility leased by ASI and is subject to the disposition by ASI of any facility that ASI owns. The parties valued the services related to this agreement at $106,000 for the three months ended July 31, 2007 and $104,000 for the three months ended July 31, 2006.

Technology License Agreement—We have granted ASI a nonexclusive, nontransferable, worldwide perpetual right and license to use, execute, reproduce, display, modify and prepare derivatives of our Supply Chain Planning and Execution Solutions, which we call the Logility Voyager Solutions product line (which ASI had transferred to us), provided such license is limited to maintaining and supporting users that have licensed Logility Voyager Solutions products from American Software. Pursuant to this Agreement, American Software and Logility are required to disclose to one another any and all enhancements and improvements that they may make or acquire in relation to a Logility Voyager Solutions product, subject to confidentiality requirements imposed by third parties. The term of this Agreement is indefinite, although we may terminate the Agreement for cause, and ASI may terminate it at any time upon 60 days’ prior written notice to us. Upon termination of this Agreement, all rights to Logility Voyager Solutions products licensed by Logility to ASI revert to us, while all rights to enhancements and improvements ASI make to Logility Voyager Solutions products revert to ASI.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

July 31, 2007

Stock Option Agreement—We have granted ASI an option to purchase that number of shares of our common stock that would enable ASI to maintain the 80% ownership percentage required to consolidate Logility in ASI’s consolidated Federal income tax return. The purchase price of the option is the average of the closing price on each of the five business days immediately preceding the date of payment.

K.	Recent Accounting Pronouncements

In July 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS Statement No. 109. FIN 48 applies to all “tax provisions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include the following:

•	A decision not to file a tax return in a particular jurisdiction for which a return might be required,

•	An allocation or a shift of income between taxing jurisdictions,

•	The characterization of income or a decision to exclude reporting taxable income in a tax return, or

•	A decision to classify a transaction, entity, or other position in a tax return as tax exempt.

FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from prior practice, whereby companies were able to recognize a tax benefit only if it is probable a tax position will be sustained.

The Company adopted the provisions of FIN 48 on May 1, 2007. As a result of the implementation of FIN 48, we did not record any cumulative adjustments to retained earnings as of May 1, 2007. As of the date of adoption the Company’s unrecognized tax benefits totaled $60,000, inclusive of interest and penalties of approximately $26,000, mainly related to state income taxes, all of which, if recognized, would impact the effective tax rate. An additional accrual of $6,000, inclusive of interest and penalties of approximately $1,000, was made for the three months ended July 31, 2007.

The Company classifies interest and penalties related to uncertain tax positions in income taxes. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company conducts business globally and, as a result, files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to U.S. Federal, state and local or non-U.S. income tax examinations for years before 2000.

The Company does not anticipate that total unrecognized tax benefits will significantly change in the next twelve months due to the expiration of statute of limitations prior to March 31, 2008.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-03: How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

July 31, 2007

(That is, Gross Versus Net Presentation). EITF 06-03 provides that any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer may include, but is not limited to, sales, use, value added, and some excise taxes. EITF also provides that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that a company should make and disclose in its financial statements. Any such taxes that are reported on a gross basis, if material, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The disclosure of those taxes can be done on an aggregate basis. EITF 06-03 is effective for financial statements for interim and annual reporting periods beginning after December 15, 2006. The Company recognizes taxes collected from customers and remitted to governmental authorities on a net basis, therefore no additional disclosure are deemed necessary.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which becomes effective for fiscal periods beginning after November 15, 2007. SFAS No. 157 addresses the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement of a company’s assets and liabilities. SFAS No. 157 requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The Company does not expect this Issue to have a material impact on its 2009 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. The Company does not expect this issue to have a material impact on its 2009 consolidated financial statements.

L.	Subsequent Event

On May 15, 2007, the Logility Board of Directors adopted the Logility, Inc. 2007 Stock Plan. The 2007 Stock Plan was approved by Shareholders on August 21, 2007, at the Logility annual meeting of Shareholders. The 2007 Stock Plan will replace the Company’s 1997 Stock Plan, which expires on August 7, 2007 and will provide for the granting of options to purchase up to 500,000 shares of common stock and up to 300,000 stock appreciation rights units, on terms similar to those in the 1997 Stock Plan. Options previously granted under the 1997 Stock Plan will continue to be exercisable in accordance with their terms.

On July 17, 2007 American Software exercised its right to extend the term of the Stock Option Agreement between the Company and American Software for an additional ten years, expiring August 7, 2017.

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the challenges and risks associated with integration of acquired product lines and companies, the effect of competitive products and pricing, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. The terms “fiscal 2008” and “fiscal 2007” refer to our fiscal years ending April 30, 2008 and 2007, respectively.

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

However, we believe information technology spending has incrementally improved and will continue to improve as increased global competition forces companies to improve productivity by upgrading their technology environment systems. Although this improvement could slow or regress at any time, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines are improving, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to the economic downturn in 2001.

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

•

The risks associated with acquisitions of complementary companies, products and technologies, including the risks that we will not achieve the financial and strategic goals that we contemplate at the time of the transaction; specifically, in any acquisition we will face risks and challenges associated with the uncertain value of the acquired business or assets, the difficulty of assimilating operations and personnel, integrating acquired technologies and products and maintaining the loyalty of customers of the acquired business;

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

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended July 31, 2007 and 2006:

	Percentage of Total Revenues		Pct. Change in Dollars
	2007	2006	2007 vs 2006
Revenues:
License	39%	34%	42%
Services and other	17	15	42
Maintenance	44	51	8

Total revenues	100	100	25

Cost of revenues:
License	14	14	19
Services and other	8	9	20
Maintenance	9	13	(12)

Total cost of revenues	31	36	8

Gross margin	69	64	34

Operating expenses:
Research and development	16	18	7
Less: Capitalizable software	(4)	(6)	(12)
Sales and marketing	20	26	(2)
General and administrative	11	12	17
Amortization of acquisition-related intangibles	1	1	—

Total operating expenses	44	51	7

Operating income	25	13	143
Other income, net	3	4	19

Earnings before income taxes	28	17	116
Income taxes	13	7	138

Net earnings	15%	10%	100%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2007 AND 2006:

REVENUES:

For the quarter ended July 31, 2007, the 25% increase in revenues from the three months ended July 31, 2006 was primarily attributable to increases in license fees and to a lesser extent increases in services and other and maintenance revenues. The primary reasons for these increases were an improved selling environment and better sales execution in contracting license fees this quarter compared to the same period in the prior year. We believe that in recent quarters economic and industry conditions have improved, and market receptiveness for our products has improved as a result of an increase in business spending on supply chain software technology. International revenues represented approximately 17% and 15% of total revenues for the three months ended July 31, 2007 and 2006, respectively. Our revenues particularly our international revenues may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period. One customer accounted for 12% of our total revenues in the three months ended July 31, 2007. No single customer accounted for more than 10% of our total revenues in the three months ended July 31, 2006.

LICENSES. The 42% increase in license fees in the three months ended July 31, 2007 compared to the same period last year was primarily the result of the improved selling environment and better sales execution in contracting license fees. The direct sales channel provided approximately 59% of license fee revenues for the three months ended July 31, 2007 compared to approximately 71% in the comparable period a year ago. This decrease was due primarily due to improved sales execution from our indirect channel. For the three months ended July 31, 2007, our margins after commissions on direct sales were approximately 87% and our margins after commissions on indirect sales were approximately 50%. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. The 42% increase in services and other revenues for the three months ended July 31, 2007 from the corresponding period in the previous fiscal year were primarily the result of an increase in overall software implementation services related to increased license fee sales in the prior quarters. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. The 8% increase in maintenance revenues for the three months ended July 31, 2007 compared to the corresponding period in the previous fiscal year were primarily the result of the increase in license fees in the prior periods resulted in increase maintenance revenues in the current quarter. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Three months ended July 31,
($000’s omitted)	2007		2006
Gross margin on license fees:	$3,043	65%	$1,924	58%
Gross margin on services and other:	991	49%	562	40%
Gross margin on maintenance:	4,195	80%	3,651	75%

Total gross margin:	$8,229	69%	$6,137	64%

For the three months ended July 31, 2007, the increase in total gross margin percentage was due primarily to increases in gross margin percentages in each of the revenue categories.

LICENSES. The increase in gross margin percentage on license fees for the three months ended July 31, 2007 was primarily due to an increase in license fees when compared to the same prior in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees. In addition, our license fee gross margin percentage in a given period is related to the variable expense of DMI’s agent commissions, and the proportion of license fees represented by DMI in that period.

SERVICES AND OTHER. For the three months ended July 31, 2007, services gross margin percentage increased due primarily to improved staff utilization rates when compared to the same period in the prior fiscal year. Services and other gross margin normally is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively fixed in the short term.

MAINTENANCE. For the three months ended July 31, 2007, maintenance gross margin percentage increased due to increased maintenance revenue as a result of higher license fee sales in the prior periods. The primary component of cost of maintenance revenues is staffing, which is relatively fixed in the short term.

EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three Months Ended ($000’s omitted)
	July 31, 2007	Percent Change	July 31, 2006
Gross product research and development costs	$1,877	7%	$1,761
Percentage of total revenues	16%		18%
Less: Capitalized computer software research and development costs	$(525)	(12)%	$(596)
Percentage of gross product research and development costs	28%		34%

Product research and development expenses	$1,352	16%	$1,165
Percentage of total revenues	11%		12%
Total amortization of capitalized computer software development costs	$638	(13)%	$730

For the three months ended July 31, 2007, capitalized software development costs decreased while gross product research and development costs increased when compared to the prior year period. This change was due to increased research and development costs and a decrease in projects which qualify for capitalization. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects in the pipeline. However, we expect capitalized software amortization expense to remain relatively consistent to the current quarter for the remainder of fiscal 2008.

SALES AND MARKETING. For the three months ended July 31, 2007, sales and marketing expenses were $2.5 million, which is a 2% decrease when compared to the three months ended July 31, 2006. This decrease was due primarily to a decrease in the direct sales commissions as a result of higher license fee sales through our indirect channel. We generally include commissions on indirect sales in cost of sales.

GENERAL AND ADMINISTRATIVE. For the three months ended July 31, 2007, the 17% increase in general and administrative expenses to $1.3 million was primarily due to increased audit fees and bonus costs from the comparable period a year ago. For the three months ended July 31, 2007 and 2006, the total number of employees were approximately 140.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Acquisition-related intangible assets of DMI are stated at historical cost and include certain intangible assets with definitive lives. We are amortizing these intangible assets on a straight-line basis over their expected useful lives of three to six years.

OTHER INCOME:

Other income is principally comprised of investment earnings. For the three months ended July 31, 2007, the investment earnings increased by approximately $66,000 when compared to the same period last year due primarily to an increase in the average cash balance and improved yield on interest rates, particularly on money market accounts. For the three months ended July 31, 2007, these investments generated an annualized yield of approximately 5.20% compared to approximately 4.88% for the three months ended July 31, 2006.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software; however, we provide for income taxes as if we were filing a separate income tax return. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. We recorded $1.6 million in income tax expense in the quarter ended July 31, 2007 (which includes a charge of approximately $283,000 for the establishment of a valuation allowance for a discrete item that occurred in the first quarter of 2008) compared to $656,000 in the quarter ended July 31, 2006. We expect the Company’s effective tax rate to be in the range of 37% to 39% during fiscal year 2008.

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

The following tables show summary information about our cash flows and liquidity positions during the quarters ended July 31, 2007 and 2006. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

	Three Months Ended July 31 (in thousands)
	2007	2006
Net cash provided by operating activities	$4,202	$2,087
Net cash provided by (used in) investing activities	8,633	(2,458)
Net cash provided by financing activities	273	38

Net change in cash and cash equivalents	$13,108	$(333)

For the three months ended July 31, 2007, the increase in cash provided by operating activities when compared to the same period last year was due primarily to an increase in net earnings, tax benefit of stock options exercised, deferred revenue and due from American Software, Inc. (ASI) when compared to the same period last year. This increase was partially offset by a decrease in accounts payable and other accruals and excess tax benefit from stock-based compensation. The increase in cash provided by investing activities when compared to the same period in the prior year period was due primarily to net proceeds from sales and maturities of investments. Cash provided by financing activities increased compared to the same period in the prior year, due primarily to the excess tax benefit from stock-based compensation and proceeds from stock option exercise. This was partially offset by repurchases of our common stock and contributions to ASI related to the tax sharing agreement.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated (used) by our activities:

	As of July 31, (in thousands)
	2007	2006
Cash and cash equivalents	$29,252	$5,795
Investments	6,968	22,716

Total cash and investments	$36,220	$28,511

Net change in total cash and investments (three months ended July 31)	$3,904	$1,552

The change in total cash generated for the three months ended July 31, 2007 when compared to cash used in the comparable period in the prior year was due primarily to the changes in operating assets and liabilities noted above.

Days Sales Outstanding in accounts receivable were 68 days as of July 31, 2007, compared to 58 days as of July 31, 2006. This increase was due primarily to timing of closing license sales . Our current ratio on July 31, 2007 was 2.8 to 1, compared to 2.4 to 1 on July 31, 2006.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $36.2 million in cash and investments, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor American Software currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998, at which time we adopted an additional repurchase plan for up to 800,000 shares. In February 2003, our Board of Directors approved a resolution authorizing us to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases would depend on market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For all repurchase plans, through September 10, 2007, we had purchased a cumulative total of 1,326,104 shares at a total cost of $8.1 million. In the first quarter of fiscal 2008, we purchased approximately 30,000 shares of common stock at an average price of $11.26 per share for a total price of approximately $338,000. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under existing repurchase programs.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which becomes effective for fiscal periods beginning after November 15, 2007. SFAS No. 157 addresses the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement of a company’s assets and liabilities. SFAS No. 157 requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The Company does not expect this Issue to have a material impact on its 2009 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. The Company does not expect this issue to have a material impact on its 2009 consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2007, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to revenue/VSOE, bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and VSOE exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenues ratably over the term of the maintenance agreement. We derive revenues from services which primarily include consulting, implementation, and training. We bill for these services primarily under time and materials arrangements and recognize fees as we perform the services. Deferred revenues represent advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenues from sales of third-party products in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the company 1) acts as principal in the transaction, 2) takes title to the products, 3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded gross.

Generally, our software products do not require significant modification or customization. Installation of the products is routine and is not essential to the functionality of the product. Our sales frequently include maintenance contracts and professional services with the sale of our software licenses. We have established VSOE for our maintenance contracts and professional services. We determine fair value based upon the prices we charge to customers when we sell these elements separately. We defer maintenance revenues, including those sold with the initial license fee, based on VSOE, and recognize the revenue ratably over the maintenance contract period. We recognize consulting and training service revenues, including those sold with license fees, as we perform the services based on their established VSOE. We determine the amount of revenue we allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE and allocate the remainder to license fees.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At July 31, 2007, our goodwill balance was $5.8 million and our intangible assets with definite lives balance was $1.2 million, net of accumulated amortization.

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

Income Taxes. We provide for the effect of income taxes on our financial position and results of operations in accordance with SFAS No. 109, Accounting for Income Taxes including the recently adopted SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an an interpretation of SFAS Statement No. 109. Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, allowable deductions and projected tax credits. Changes in tax law or our interpretation of tax laws could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our net deferred tax asset take into account our expectations of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years, which could significantly increase tax expense, could render inaccurate our current assumptions, judgments and estimates of recoverable net deferred taxes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the quarter ended July 31, 2007, we generated approximately 17% of our revenues outside the United States. We usually make international sales directly through our foreign operations or through value added resellers. We typically denominate these sales in U.S. Dollars, British Pounds Sterling, or Euros. However, we denominate the expenses that we incur in our foreign operations in the local currency. The effects of foreign exchange rate fluctuations have not historically had a material impact on our financial consolidated statements. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. For the three months ended July 31, 2007, we recorded an exchange rate gain of $15,000 compared to an exchange rate loss of $9,000 for the three months ended July 31, 2006. We estimate that a 10% movement in foreign currency rates would have the effect of creating up to a $226,000 exchange gain or loss on our financial condition or results of operations for the three months ended July 31, 2007. We have not engaged in any hedging activities.

Interest rates and other market risks. We have no debt, so we have limited our discussion of interest rate risk to risks associated with our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. Dollars. The fair market value and carrying value of securities held at July 31, 2007 and 2006 were approximately $33.8 million and $27.1 million, respectively.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2007. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2007.

We believe our financial statements fairly present in all material respects our financial position, results of operations and cash in our quarterly report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the quarter ended July 31, 2007:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2007 through May 31, 2007	30,000	$11.26	30,000	223,896
June 1, 2007 through June 30, 2007	0	$0.00	0	223,896
July 1, 2007 through July 31, 2007	0	$0.00	0	223,896

Total Fiscal 2008 First Quarter	30,000	$0.00	30,000	223,896

*	The above share purchase authority was approved by our Board of Directors in December 1997, November 1998 and in February 2003, when the Board approved resolutions authorizing us to repurchase an aggregate of up to 1.6 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 10.1	Notice of Election to Extend Term of Stock Option Agreement between the Company and American Software, Inc. dated July 17, 2007

Exhibits 31.1-31.2.	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1.	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGILITY, INC.

Date: September 10, 2007	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President and Chief Executive Officer

Date: September 10, 2007	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: September 10, 2007	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer