Form 10-Q
period 2007-10-31
LOGILITY INC
filed 2007-12-10
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at December 5, 2007
Common Stock, no par value	12,959,358 Shares

LOGILITY, INC. AND SUBSIDIARY

Form 10-Q

Quarter Ended October 31, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Logility, Inc. and Subsidiary

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	October 31, 2007	April 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$39,672	$16,144
Investments – current	—	16,172
Trade accounts receivable, less allowance for doubtful accounts of $65 and $73 at October 31, 2007 and April 30, 2007:
Billed	4,978	7,764
Unbilled	1,361	1,412
Deferred income taxes	729	1,361
Due from American Software, Inc.	173	1,167
Prepaid expenses and other current assets	2,126	1,995

Total current assets	49,039	46,015
Furniture, equipment, and purchased software, net	447	436
Capitalized computer software development costs, less accumulated amortization	5,921	6,042
Goodwill	5,809	5,809
Other intangibles, net	1,058	1,288
Other assets	67	67

	$62,341	$59,657

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$416	$275
Accrued compensation and related costs	1,344	2,110
Other current liabilities	3,036	3,570
Deferred revenue	10,840	11,350

Total current liabilities	15,636	17,305

Deferred income taxes – long-term	2,095	1,940

Total liabilities	17,731	19,245

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 14,285,462 and 14,214,536 shares issued at October 31, 2007 and April 30, 2007, respectively	—	—
Additional paid-in capital	43,195	42,179
Retained earnings	9,539	6,019
Treasury stock, at cost – 1,326,104 shares at October 31, 2007 and 1,296,104 shares at April 30, 2007	(8,124)	(7,786)

Total shareholders’ equity	44,610	40,412

Commitments and contingencies	$62,341	$59,657

See accompanying notes to condensed consolidated financial statements - unaudited.

Item 1.	Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Revenues:
License	$3,399	$3,343	$8,076	$6,644
Services and other	2,039	1,587	4,051	3,003
Maintenance	5,696	5,089	10,971	9,966

Total revenues	11,134	10,019	23,098	19,613

Cost of revenues:
License	1,520	1,497	3,154	2,874
Services and other	1,023	837	2,045	1,691
Maintenance	1,267	1,220	2,347	2,446

Total cost of revenues	3,810	3,554	7,546	7,011

Gross margin	7,324	6,465	15,552	12,602

Operating expenses:
Research and development	1,948	1,762	3,825	3,523
Less: Capitalizable software	(630)	(587)	(1,155)	(1,183)
Sales and marketing	2,426	2,426	4,878	4,932
General and administrative	1,293	1,297	2,630	2,439
Amortization of acquisition-related intangibles	87	87	174	175

Total operating expenses	5,124	4,985	10,352	9,886

Operating income	2,200	1,480	5,200	2,716
Other income, net	504	427	913	770

Earnings before income taxes	2,704	1,907	6,113	3,486
Income tax expense	1,031	792	2,593	1,448

Net earnings	$1,673	$1,115	$3,520	$2,038

Earnings per common share:
Basic	$0.13	$0.09	$0.27	$0.16

Diluted	$0.13	$0.08	$0.26	$0.15

Shares used in the calculation of earnings per common share:
Basic	12,953	12,896	12,943	12,896

Diluted	13,307	13,232	13,343	13,253

See accompanying notes to condensed consolidated financial statements - unaudited.

Item 1. Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended October 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$3,520	$2,038
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	178	203
Tax benefit of stock options exercised	1,109	—
Excess tax benefits from stock-based compensation	(705)	—
Depreciation and amortization	1,620	1,717
Bond amortization	—	(178)
Deferred income taxes	787	1,269
Changes in operating assets and liabilities:
Accounts receivable, net	2,837	(2,413)
Prepaid expenses and other assets	(131)	(142)
Accounts payable, accrued costs and other current liabilities	(1,634)	(849)
Deferred revenue	(510)	2,074
Due to American Software, Inc.	994	331

Net cash provided by operating activities	8,065	4,050

Cash flows from investing activities:
Additions to capitalized computer software development costs	(1,155)	(1,183)
Purchases of furniture, equipment, and computer software costs	(125)	(106)
Purchased technology	—	(75)
Proceeds from maturities of investments	42,057	57,050
Purchases of investments	(25,885)	(58,309)

Net cash provided by (used in) investing activities	14,892	(2,623)

Cash flows from financing activities:
Proceeds from exercise of stock options	232	88
Excess tax benefits from stock-based compensation	705	—
Dividend to American Software, Inc.	(28)	—
Repurchases of common stock	(338)	(112)

Net cash provided by (used in) financing activities	571	(24)

Net change in cash and cash equivalents	23,528	1,403
Cash and cash equivalents at beginning of period	16,144	6,128

Cash and cash equivalents at end of period	$39,672	$7,531

See accompanying notes to condensed consolidated financial statements - unaudited.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited

October 31, 2007

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at October 31, 2007, the results of operations for the three and six months ended October 31, 2007 and 2006 and cash flows for the six months ended October 31, 2007 and 2006. The results for the three and six months ended October 31, 2007 are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended April 30, 2007.

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

October 31, 2007

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize fees as we perform services. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14), we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenues in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded in revenues and totaled approximately $259,000 and $441,000 for the three and six months ended October 31, 2007, respectively, and $138,000 and $272,000 for the three and six months ended October 31, 2006, respectively.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

October 31, 2007

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

No single customer accounted for more than 10% of our total revenues in the three months or six months ended October 31, 2007 and 2006.

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

The numerator in calculating both basic and diluted earnings per share of common stock for each period is the same as net earnings. The denominator is based on the number of shares of common stock as shown in the following table:

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
	(in thousands, except per share data)		(in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding	12,953	12,896	12,943	12,896
Dilutive effect of outstanding stock options	354	336	400	357

Total	13,307	13,232	13,343	13,253

Net earnings	$1,673	$1,115	$3,520	$2,038

Net earnings per common share:
Basic	$0.13	$0.09	$0.27	$0.16

Diluted	$0.13	$0.08	$0.26	$0.15

For the three and six months ended October 31, 2007, we excluded options to purchase 18,795 and 29,590 and for the three and six months ended October 31, 2006, we excluded options to purchase 117,590 and 34,590 shares of common stock, respectively, from the computation of diluted earnings per share. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of October 31, 2007, we had a total of 681,365 options outstanding at October 31, 2006, we had a total of 763,582 options outstanding.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

October 31, 2007

H.	Share Repurchase

In February 2003, our Board of Directors amended an existing stock repurchase program to authorize the repurchase of up to an additional 400,000 shares of our common stock for a total authorized repurchase amount of up to 1,550,000 shares. We had repurchased 1,326,104 shares of its common stock for $8,123,800 at October 31, 2007.

I.	Stock-Based Compensation

On May 15, 2007, our Board of Directors adopted the Logility, Inc. 2007 Stock Plan. The 2007 Stock Plan was approved by Shareholders on August 21, 2007, at the Logility annual meeting of Shareholders. The 2007 Stock Plan replaced the Company’s 1997 Stock Plan, which expired on August 7, 2007, and provides for the granting of options to purchase up to 500,000 shares of common stock and up to 300,000 stock appreciation rights units, on terms similar to those in the 1997 Stock Plan. Options previously granted under the 1997 Stock Plan will continue to be exercisable in accordance with their terms.

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

During the six months ended October 31, 2007 and 2006, we granted options for 8,000 and 28,000 shares of common stock, respectively. We recorded stock option compensation cost of approximately $89,000 and $105,000 and related income tax benefits of approximately $7,000 and $24,000 during the three months ended October 31, 2007 and 2006, respectively. We recorded stock option compensation cost of approximately $178,000 and $203,000 and related income tax benefits of approximately $25,000 and $36,000 during the six months ended October 31, 2007 and 2006, respectively. Stock-based compensation expense is recorded on a straight-line basis over the vesting period.

SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. We generated excess tax benefits of $705,000 and $0 for the six months ended October 31, 2007 and 2006, respectively.

During the six months ended October 31 2007 and 2006, we issued 70,926 and 27,765 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2007 and 2006 based on market value at the exercise dates was $568,702 and $171,951, respectively. As of October 31, 2007, unrecognized compensation cost related to unvested stock option awards totaled approximately $1.3 million and is expected to be recognized over a weighted average period of 2.3 years.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

October 31, 2007

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

Services Agreement— We purchase or sell various services from or to ASI based upon various cost methodologies as described below:

Service	Cost methodology	Three months ended October 31, 2007	Three months ended October 31, 2006	Six months ended October 31, 2007	Six months ended October 31, 2006
• General corporate services including accounting, insurance and employee benefits services expense	Apportioned based on formula to all ASI subsidiaries	$320,601	$292,000	$641,232	$621,000

• Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	$14,475	$61,000	$28,025	$91,000

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

Facilities Agreement— We lease various properties from ASI for specified square foot rates pursuant to a Facilities Agreement dated August 1, 1997, which the parties have renewed automatically annually since the initial two-year term. The stated term of the agreement was for two years and is renewed automatically thereafter for successive one-year terms; however, either party may terminate the agreement after a 90 day notice. ASI also allocates utilities, telephone and security expenses under this agreement based on our

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

October 31, 2007

percentage of occupancy. Our lease of space at any facility under the agreement is limited by the term of the underlying lease between ASI and a landlord with respect to any facility leased by ASI and is subject to the disposition by ASI of any facility that ASI owns. The parties valued the services related to this agreement at $105,000 and $104,000 for the three months ended October 31, 2007 and 2006, respectively and $211,000 and $204,000 for the six months ended October 31, 2007 and 2006, respectively.

Technology License Agreement—We have granted ASI a nonexclusive, nontransferable, worldwide perpetual right and license to use, execute, reproduce, display, modify and prepare derivatives of our Supply Chain Planning and Execution Solutions, which we call the Logility Voyager Solutions product line (which ASI had transferred to us), provided such license is limited to maintaining and supporting users that have licensed Logility Voyager Solutions products from American Software. Pursuant to this Agreement, American Software and Logility are required to disclose to one another any and all enhancements and improvements that they may make or acquire in relation to a Logility Voyager Solutions product, subject to confidentiality requirements imposed by third parties. The term of this Agreement is indefinite, although we may terminate the Agreement for cause, and ASI may terminate it at any time upon 60 days’ prior written notice to us. Upon termination of this Agreement, all rights to Logility Voyager Solutions products licensed by Logility to ASI revert to us, while all rights to enhancements and improvements that ASI makes to Logility Voyager Solutions products revert to ASI.

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

In July 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS Statement No. 109. FIN 48 applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include the following:

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

The Company adopted the provisions of FIN 48 on May 1, 2007. As a result of the implementation of FIN 48, we did not record any cumulative adjustments to retained earnings as of May 1, 2007. As of the date of adoption the Company’s unrecognized tax benefits totaled $60,000, inclusive of interest and penalties of approximately $26,000, primarily related to state income taxes, all of which, if recognized, would impact the

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

October 31, 2007

effective tax rate. An additional accrual of $10,000, inclusive of interest and penalties of approximately $3,000, was made for the six months ended October 31, 2007. The Company classifies interest and penalties related to uncertain tax positions in Income taxes.

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

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-03: How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation). EITF 06-03 provides that any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer may include, but is not limited to, sales, use, value added, and some excise taxes. EITF also provides that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that a company should make and disclose in its financial statements. Any such taxes that are reported on a gross basis, if material, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The disclosure of those taxes can be done on an aggregate basis. EITF 06-03 is effective for financial statements for interim and annual reporting periods beginning after December 15, 2006. The Company recognizes taxes collected from customers and remitted to governmental authorities on a net basis, therefore, no additional disclosures are deemed necessary.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the in the acquiree. In the case of a bargain

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

October 31, 2007

purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company does not expect this issue to have a material impact on its 2010 consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”, which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect this issue to have a material impact on its 2010 consolidated financial statements.

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

However, we believe information technology spending has incrementally improved and should continue to improve as increased global competition forces companies to improve productivity by upgrading their technology environment systems. Although this improvement could slow or regress at any time due to the recent concerns in the global capital markets, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines have been improving, customers continue to take longer to evaluate discretionary software purchases than generally was the case prior to the economic downturn in 2001.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2007 and 2006:

	Percentage of Total Revenues		Pct. Change in Dollars
	2007	2006	2007 vs 2006
Revenues:
License	31%	33%	2%
Services and other	18	16	28
Maintenance	51	51	12

Total revenues	100	100	11

Cost of revenues:
License	14	15	1
Services and other	9	8	22
Maintenance	11	12	4

Total cost of revenues	34	35	7

Gross margin	66	65	13

Operating expenses:
Research and development	18	18	11
Less: Capitalizable software	(6)	(6)	7
Sales and marketing	22	24	—
General and administrative	12	13	—
Amortization of acquisition-related intangibles	1	1	—

Total operating expenses	47	50	3

Operating income	19	15	49
Other income, net	5	4	18

Earnings before income taxes	24	19	42
Provision for income taxes	9	8	30

Net earnings	15%	11%	50%

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2007 and 2006:

	Percentage of Total Revenues		Pct. Change in Dollars
	2007	2006	2007 vs 2006
Revenues:
License	35%	34%	22%
Services and other	18	15	35
Maintenance	47	51	10

Total revenues	100	100	18

Cost of revenues:
License	14	15	10
Services and other	9	9	21
Maintenance	10	12	(4)

Total cost of revenues	33	36	8

Gross margin	67	64	23

Operating expenses:
Research and development	17	18	9
Less: Capitalizable software	(5)	(6)	(2)
Sales and marketing	21	25	(1)
General and administrative	11	12	8
Amortization of acquisition-related intangibles	1	1	—

Total operating expenses	45	50	5

Operating income	22	14	91
Other income, net	4	4	18

Earnings before income taxes	26	18	75
Income tax expense	11	8	79

Net earnings	15%	10%	73%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED

OCTOBER 31, 2007 AND 2006:

REVENUES:

For the quarter ended October 31, 2007, the 11% increase in revenues from the three months ended October 31, 2006 was primarily attributable to increases in services and other and maintenance revenues and to a lesser extent increases in license fees. The primary reasons for these increases were an improved selling environment and better sales execution in contracting license fees in prior quarters, which resulted in increased implementation services billing and maintenance revenues when compared to the same period in the prior year. The increase in revenues for the six months ended October 31, 2007 compared to the same period last year was attributable to increases in all revenues streams, license fees, services and maintenance revenues. The primary reasons for these increases were an improved selling environment compared to the same period in the prior year. We believe that in recent quarters economic and industry conditions have improved, and market receptiveness to our products has improved as a result of an increase in business spending on supply chain software technology. International revenues represented approximately 16% of total revenues for the three and six months ended October 31, 2007 and 15% of total revenues for the three and six months ended October 31, 2006. Our revenues, and particularly our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period. No single customer accounted for more than 10% of our total revenues in the three and six months ended October 31, 2007 and 2006.

LICENSES. The 2% and 22% increases in license fees in the three and six months ended October 31, 2007, respectively, compared to the same periods last year were primarily the result of the improved selling environment and better sales execution in contracting license fees. The direct sales channel provided approximately 52% and 56% of license fee revenues for the three and six months ended October 31, 2007, respectively, compared to approximately 54% and 63% of license fee revenues for the three and six months ended October 31, 2006, respectively. These decreases were due primarily to improved sales execution from our indirect channel. For the three and six months ended October 31, 2007, our margins after commissions on direct sales were approximately 79% and 84%, respectively, compared to 85% for the three and six months ended October 31, 2006. Our margin after commissions on direct sales for the three months ended October 31, 2007 was lower when compared to the same period in the prior year due to lower sales when compared to the same period in the prior year. For the three and six months ended October 31, 2007, our margins after commissions on indirect sales were approximately 50% compared to 48% and 44%, respectively, for the three and six months ended October 31,2006. Our margins after commissions on indirect sales for the three and six months ended October 31, 2007 were higher when compared to the same period in the prior year due to the mix of sales from our indirect channel, which has various commission rates. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. The 28% and 35% increases in services and other revenues for the three and six months ended October 31, 2007, respectively, from the corresponding periods in the previous fiscal year, were primarily the result of an increase in overall software implementation project work as a result of increased license fee sales in recent quarters. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. The 12% and 10% increases in maintenance revenues for the three and six months ended October 31, 2007, respectively, compared to the corresponding period in the previous fiscal year were primarily the result of the increase in license fees in the recent, which resulted in increased maintenance revenues in the current quarter. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Three months ended October 31,				Six months ended October 31,
($000’s omitted)	2007		2006		2007		2006
Gross margin on license fees:	$1,879	55%	$1,846	55%	$4,922	61%	$3,770	57%
Gross margin on services and other:	1,016	50%	750	47%	2,006	50%	1,312	44%
Gross margin on maintenance:	4,429	78%	3,869	76%	8,624	79%	7,520	75%

Total gross margin:	$7,324	66%	$6,465	65%	$15,552	67%	$12,602	64%

For the three and six months ended October 31, 2007, the increase in total gross margin percentage was due primarily to a increase in maintenance and services gross margin percentages and to a lesser degree due to an increase in the license fee gross margin.

LICENSES. The gross margin percentage on license fees for the three months ended October 31, 2007 were the same when compared to the same period in the prior year, as our license fee revenues increased only slightly. The gross margin percentage on license fees for the six months ended October 31, 2007 increased due to the increase in license fee sales when compared to the same period in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees. To a lesser degree, our license fee gross margin percentage in a given period is related to the variable expense of DMI’s agent commissions, and the proportion of license fees represented by DMI in that period.

SERVICES AND OTHER. For the three months and six months ended October 31, 2007, services gross margin percentage increased due primarily to improved staff utilization rates when compared to the same period in the prior fiscal year. Services and other gross margin normally is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively fixed in the short term.

MAINTENANCE. For the three and six months ended October 31, 2007, maintenance gross margin percentage increased due to increased maintenance revenue as a result of higher license fee sales in the prior periods. The primary component of cost of maintenance revenues is staffing, which is relatively fixed in the short term.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended ($000’s omitted)
	October 31, 2007	Percent Change	October 31, 2006
Gross product research and development costs	$1,948	11%	$1,762
Percentage of total revenues	17%		18%
Less: Capitalized computer software research and development costs	$(630)	7%	$(587)
Percentage of gross product research and development costs	32%		33%

Product research and development expenses	$1,318	12%	$1,175
Percentage of total revenues	12%		12%
Total amortization of capitalized computer software development costs *	$638	(2)%	$651

	Six Months Ended ($000’s omitted)
	October 31, 2007	Percent Change	October 31, 2006
Gross product research and development costs	$3,825	9%	$3,523
Percentage of total revenues	17%		18%
Less: Capitalized computer software research and development costs	$(1,155)	(2)%	$(1,183)
Percentage of gross product research and development costs	30%		34%

Product research and development expenses	$2,670	14%	$2,340
Percentage of total revenues	12%		12%
Total amortization of capitalized computer software development costs *	$1,275	(8)%	$1,381

*	- These expenses are included in cost of license fees

For the three months ended October 31, 2007, capitalized software development costs increased while gross product research and development costs increased when compared to the prior year period due to timing of project work. For the six months ended October 31, 2007, capitalized software development costs decreased slightly while gross product research and development costs increased when compared to the prior year period. The six-month change was due to increased research and development costs and a decrease in projects which qualify for capitalization. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects in the pipeline. However, we expect capitalized software amortization expense to remain relatively consistent to the current quarter for the remainder of fiscal 2008.

SALES AND MARKETING. For the three and six months ended October 31, 2007, sales and marketing expenses were $2.4 million and $4.9 million, respectively, which is consistent when compared to the three and six months ended October 31, 2006. We generally include commissions on indirect sales in cost of sales.

GENERAL AND ADMINISTRATIVE. For the three and six months ended October 31, 2007, general and administrative expenses were $1.3 million and $2.6 million, respectively. For the six months ended October 31, 2007, general and administrative expenses were higher primarily due to increases in employee variable compensation expense when compare to the same period in the prior years. As of October 31, 2007 and 2006, the number of employees were approximately 144 and 137, respectively.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Acquisition-related intangible assets of DMI are stated at historical cost and include certain intangible assets with definitive lives. We are amortizing these intangible assets on a straight-line basis over their expected useful lives of three to six years.

OTHER INCOME:

Other income is principally comprised of investment earnings. For the three and six months ended October 31, 2007, our investment earnings increased by approximately $77,000 and $143,000, respectively, when compared to the same periods last year, due primarily to an increase in the average cash balance. For the three and six months ended October 31, 2007, these investments generated an annualized yield of approximately 4.98% and 5.09%, respectively, compared to approximately 5.41% and 5.15%, respectively, for the three and six months ended October 31, 2006.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software; however, we provide for income taxes as if we were filing a separate income tax return. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. We recorded $1.0 million in income tax expense in the quarter ended October 31, 2007 compared to $792,000 in the quarter ended October 31, 2006. We expect the Company’s effective tax rate to be in the range of 38% to 40% during fiscal year 2008.

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

The following tables show summary information about our cash flows and liquidity positions during the six months ended October 31, 2007 and 2006. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

	Six months ended October 31 (in thousands)
	2007	2006
Net cash provided by operating activities	$8,065	$4,050
Net cash provided by (used in) investing activities	14,892	(2,623)
Net cash provided by (used in) financing activities	571	(24)

Net change in cash and cash equivalents	$23,528	$1,403

For the six months ended October 31, 2007, the increase in cash provided by operating activities when compared to the same period last year was due primarily to an increase in net earnings, a decrease in accounts receivable, and increases in tax benefit of stock options exercised, and amounts due from American Software, Inc. when compared to the same period last year. These changes were partially offset by a decrease in accounts payable and other accruals, excess tax benefits from stock-based compensation and a decrease in deferred revenue. The increase in cash provided by investing activities when compared to the same period in the prior year period was due primarily to net proceeds from sales and maturities of investments partially offset by additions to capital software development costs and equipment purchases. Cash provided by financing activities increased compared to the same period in the prior year, due primarily to the excess tax benefit from stock-based compensation and proceeds from stock option exercise. This was partially offset by repurchases of our common stock.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated (used) by our activities:

	As of October 31, (in thousands)
	2007	2006
Cash and cash equivalents	$39,672	$7,531
Investments	—	22,268
Total cash and investments	$39,672	$29,799

Net change in total cash and investments (six months ended October 31)	$7,356	$2,840

The increase in total cash generated for the six months ended October 31, 2007 when compared to cash generated in the comparable period in the prior year was due primarily to the changes in operating assets and liabilities noted above.

Days Sales Outstanding in accounts receivable were 52 days as of October 31, 2007, compared to 86 days as of October 31, 2006. The DSO decreased as of October 31, 2007 compared to October 31, 2006 due primarily to improved collections as well as the timing of closing license fees sales. Our current ratio on October 31, 2007 was 3.1 to 1, compared to 2.1 to 1 on October 31, 2006.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $39.7 million in cash and investments, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor American Software currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998, at which time we adopted an additional repurchase plan for up to 800,000 shares. In February 2003, our Board of Directors approved a resolution authorizing us to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases would depend on market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For all repurchase plans, through December 10, 2007, we had purchased a cumulative total of 1,326,104 shares at a total cost of $8.1 million. We did not purchase any common stock under the current repurchase plan during the second quarter of fiscal 2008. In the first quarter of fiscal 2008, we purchased approximately 30,000 shares of its common stock at an average price of $11.26 per share for a total price of approximately $338,000. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under existing repurchase programs.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company does not expect this issue to have a material impact on its 2010 consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”, which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect this issue to have a material impact on its 2010 consolidated financial statements.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At October 31, 2007, our goodwill balance was $5.8 million and our intangible assets with definite lives balance was $1.1 million, net of accumulated amortization.

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

Our management makes judgments and assumptions related to volatility, the expected term and the forfeiture rate in connection with the calculation of stock compensation expense. We periodically review all assumptions used in our stock option pricing model. Changes in these assumptions could have a significant impact on the amount of stock compensation expense.

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

Foreign Currency. For the three and six months ended October 31, 2007, we generated approximately 16% of our revenues outside the United States. We usually make international sales directly through our foreign operations or through value added resellers. We typically denominate these sales in U.S. Dollars, British Pounds Sterling, or Euros. However, we denominate the expenses that we incur in our foreign operations in the local currency. The effects of foreign exchange rate fluctuations have not historically had a material impact on our financial consolidated statements. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. For the three and six months ended October 31, 2007, we recorded exchange rate gains of $36,000 and $6,000 compared to exchange rate gains of $33,000 and $42,000 for the three months and six months ended October 31, 2006, respectively. We estimate that a 10% movement in foreign currency rates would have the effect of creating up to a $414,000 exchange gain or loss on our financial condition or results of operations for the three months ended October 31, 2007. We have not engaged in any hedging activities.

Interest rates and other market risks. We have no debt, so we have limited our discussion of interest rate risk to risks associated with our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. Dollars. The fair market value and carrying value of securities held at October 31, 2007 and 2006 were approximately $39.0 million and $29.3 million, respectively.

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

Item 4.	Controls and Procedures (including Item 4T)

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2007. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of October 31, 2007.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the quarter ended October 31, 2007:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2007 through August 31, 2007	0	$0.00	0	223,896
September 1, 2007 through September 30, 2007	0	$0.00	0	223,896
October 1, 2007 through October 31, 2007	0	$0.00	0	223,896

Total Fiscal 2008 Second Quarter	0	$0.00	0	223,896

*	The above share purchase authority was approved by our Board of Directors in December 1997, November 1998 and February 2003, when the Board approved resolutions authorizing us to repurchase an aggregate of up to 1.6 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its 2007 Annual Meeting of Shareholders on August 21, 2007. At the meeting, a shareholder vote was taken with respect to the re-election of J. Michael Edenfield and Dr. John A. White as directors for a three-year term. There were no other nominees. The terms of Directors Fredrick E. Cooper, Parker H. Petit and James C. Edenfield continued after the meeting. There was also a shareholder vote to approve the 2007 Stock Plan.

The results of the shareholder’s votes were as follows:

Election of J. Michael Edenfield

Votes “For:” 12,307,789; Withholding Authority to Vote “For:” 508,697.

Election of Dr. John A. White

Votes “For:” 12,745,209; Withholding Authority to Vote “For:” 71,277.

Approval of the 2007 Stock Plan

Votes “For:” 12,122,884; Votes “Against:” 111,263; Votes “Abstaining:” 508.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1. Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGILITY, INC.

Date: December 10, 2007	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President and Chief Executive Officer

Date: December 10, 2007	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: December 10, 2007	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer