Form 10-Q
period 2008-01-31
LOGILITY INC
filed 2008-03-10
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2008
Common Stock, no par value	12,946,958 Shares

LOGILITY, INC. AND SUBSIDIARY

Form 10-Q

Quarter ended January 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Logility, Inc. and Subsidiary

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	January 31, 2008	April 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$41,372	$16,144
Investments	—	16,172
Trade accounts receivable, less allowance for doubtful accounts of $75 and $73 at January 31, 2008 and April 30, 2007:
Billed	6,308	7,764
Unbilled	977	1,412
Deferred income taxes	486	1,361
Due from American Software, Inc.	—	1,167
Prepaid expenses and other current assets	2,409	1,995

Total current assets	51,552	46,015

Furniture, equipment and purchased software, net	453	436
Capitalized software, net	4,595	6,042
Goodwill	5,809	5,809
Other intangibles, net	965	1,288
Other assets	61	67

Total assets	$63,435	$59,657

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$398	$275
Accrued compensation and related costs	795	2,110
Other current liabilities	2,103	3,570
Deferred revenue	11,329	11,350
Due to American Software, Inc.	1,633	—

Total current liabilities	16,258	17,305
Deferred income taxes—long-term	1,792	1,940

Total liabilities	18,050	19,245

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 14,297,812 and 14,214,536 shares issued at January 31, 2008 and April 30, 2007, respectively	—	—
Additional paid-in capital	43,136	42,179
Retained earnings	10,373	6,019
Treasury stock, at cost—1,326,104 shares at January 31, 2008 and 1,296,104 shares at April 30, 2007	(8,124)	(7,786)

Total shareholders’ equity	45,385	40,412

Commitments and contingencies
Total liabilities and shareholders’ equity	$63,435	$59,657

See accompanying notes to condensed consolidated financial statements—unaudited.

Item 1.	Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Revenues:
License	$2,333	$3,900	$10,409	$10,544
Services and other	1,933	1,773	5,985	4,775
Maintenance	5,665	5,623	16,636	15,589

Total revenues	9,931	11,296	33,030	30,908

Cost of revenues:
License	1,364	1,318	4,518	4,192
Services and other	853	879	2,898	2,570
Maintenance	1,261	1,229	3,609	3,675
Write-down of capitalized computer software	1,196	—	1,196	—

Total cost of revenues	4,674	3,426	12,221	10,437

Gross margin	5,257	7,870	20,809	20,471

Operating expenses:
Research and development	1,239	1,373	3,909	3,713
Sales and marketing	2,402	2,378	7,279	7,310
General and administrative	854	1,381	3,484	3,821
Amortization of acquisition-related intangibles	87	88	263	263

Total operating expenses	4,582	5,220	14,935	15,107

Operating income	675	2,650	5,874	5,364
Other income, net	538	456	1,451	1,226

Earnings before income taxes	1,213	3,106	7,325	6,590
Income tax expense	378	1,111	2,971	2,559

Net earnings	$835	$1,995	$4,354	$4,031

Earnings per common share:
Basic	$0.06	$0.15	$0.34	$0.31

Diluted	$0.06	$0.15	$0.33	$0.30

Shares used in the calculation of earnings per common share:
Basic	12,964	12,898	12,950	12,897

Diluted	13,336	13,220	13,372	13,247

See accompanying notes to condensed consolidated financial statements—unaudited.

Item 1.	Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended January 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$4,354	$4,031
Adjustments to reconcile net earnings to net cash provided by operating activities:
Write-down of capitalized computer software development costs	1,196	—
Stock-based compensation expense	277	288
Tax benefit of stock options exercised	1,329	—
Excess tax benefits from stock-based compensation	(873)	—
Depreciation and amortization	2,381	2,474
Bond amortization	2	(221)
Deferred income taxes	727	2,273
Changes in operating assets and liabilities:
Accounts receivable, net	1,891	(1,038)
Prepaid expenses and other assets	(408)	(207)
Accounts payable and other liabilities	(3,134)	(102)
Deferred revenue	(21)	937
Due to American Software, Inc.	2,493	(184)

Net cash provided by operating activities	10,214	8,251

Cash flows from investing activities:
Capitalized computer software development costs	(1,635)	(1,678)
Purchases of furniture, equipment, and computer software costs	(189)	(152)
Purchased technology	—	(75)
Proceeds from maturities of investments	42,057	82,741
Purchases of investments	(25,887)	(81,964)

Net cash provided by (used in) investing activities	14,346	(1,128)

Cash flows from financing activities:
Proceeds from exercise of stock options	278	115
Excess tax benefits from stock-based compensation	873	—
Dividend to American Software, Inc.	(145)	—
Deemed distribution for deferred income taxes resulting from Tax Sharing Agreement	—	(1,642)
Repurchases of common stock	(338)	(112)

Net cash provided by (used in) financing activities	668	(1,639)

Net change in cash and cash equivalents	25,228	5,484
Cash and cash equivalents at beginning of period	16,144	6,128

Cash and cash equivalents at end of period	$41,372	$11,612

See accompanying notes to condensed consolidated financial statements—unaudited.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited

January 31, 2008

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at January 31, 2008, the results of operations for the three and nine months ended January 31, 2008 and 2007 and cash flows for the nine months ended January 31, 2008 and 2007. The results for the three and nine months ended January 31, 2008 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended April 30, 2007.

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

We are an approximately 87%-owned subsidiary of American Software, Inc., a publicly held provider of enterprise resource planning and supply chain management software solutions (NASDAQ – AMSWA).

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

We have adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presenting comprehensive income and its components in a full set of financial statements. We have not included consolidated statements of comprehensive income in the accompanying condensed consolidated financial statements since comprehensive income and net earnings presented in the accompanying condensed consolidated statements of operations would be substantially the same.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

January 31, 2008

E.	Revenue Recognition

We recognize revenue in accordance with Statement of Position No. 97-2: Software Revenue Recognition, (SOP 97-2) and Statement of Position No. 98-9: Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, (SOP 98-9).

License. We recognize license revenue in connection with license agreements for standard proprietary software upon delivery of the software, provided we consider collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and VSOE exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, we recognize revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenue from sales of third-party products net of royalties, in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19).

Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we 1) act as principal in the transaction, 2) take title to the products, 3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, in most cases we record our sales through the DMI channel on a gross basis.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize revenue as we perform services. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14), we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses totaled approximately $182,000 and $623,000 for the three and nine months ended January 31, 2008, respectively, and $172,000 and $444,000 for the three and nine months ended January 31, 2007, respectively.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

January 31, 2008

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

No single customer accounted for more than 10% of our total revenues in the three or nine months ended January 31, 2008 and 2007.

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

The numerator in calculating both basic and diluted earnings per share of common stock for each period is the same as net earnings. We base the denominator on the number of shares of common stock as shown in the following table:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
	(in thousands, except per share data)		(in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding	12,964	12,898	12,950	12,897
Dilutive effect of outstanding stock options	372	322	422	350

Total	13,336	13,220	13,372	13,247

Net earnings	$835	$1,995	$4,354	$4,031

Earnings per common share:
Basic	$0.06	$0.15	$0.34	$0.31

Diluted	$0.06	$0.15	$0.33	$0.30

For the three and nine months ended January 31, 2008, we excluded options to purchase 6,000 and 5,011 shares of common stock, respectively, and for the three and nine months ended January 31, 2007, we excluded options to purchase 117,590 and 37,590 shares of common stock, respectively, from the computation of diluted earnings per share. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of January 31, 2008, we had a total of 670,470 options outstanding and as of January 31, 2007, we had a total of 757,386 options outstanding.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

January 31, 2008

H.	Share Repurchase

In February 2003, our Board of Directors amended an existing stock repurchase program to authorize the repurchase of up to an additional 400,000 shares of our common stock for a total authorized repurchase amount of up to 1,550,000 shares. We had repurchased 1,326,104 shares of our common stock for $8,123,800 as of January 31, 2008.

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

On July 17, 2007, American Software exercised its right to extend the term of the Stock Option Agreement between the Company and American Software for an additional ten years, expiring on August 7, 2017.

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

During the nine months ended January 31, 2008 and 2007, we granted options for 20,000 and 114,000 shares of common stock, respectively. We recorded stock option compensation cost of approximately $99,000 and $85,000 and related income tax benefits of approximately $5,000 and $2,000 during the three months ended January 31, 2008 and 2007, respectively. We recorded stock option compensation cost of approximately $277,000 and $288,000 and related income tax benefits of approximately $30,000 and $38,000 during the nine months ended January 31, 2008 and 2007, respectively. Stock-based compensation expense is recorded on a straight-line basis over the vesting period.

SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. We generated excess tax benefits of $873,000 and $0 for the nine months ended January 31, 2008 and 2007, respectively.

During the nine months ended January 31, 2008 and 2007, we issued 83,276 and 34,961 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2008 and 2007, based on market value at the exercise dates was $685,946 and $201,609, respectively. As of January 31, 2008, unrecognized compensation cost related to unvested stock option awards totaled approximately $1.2 million and is expected to be recognized over a weighted average period of 2.1 years.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

January 31, 2008

J.	Agreements with American Software, Inc. (“ASI”)

We have entered into certain contractual arrangements with ASI, as described below. Because ASI owns a majority of our shares, the terms of these agreements do not reflect arm’s length negotiation. However, management believes that the rates negotiated in the agreements reflect fair market values.

Tax Sharing Agreement—In accordance with the Company’s Tax Sharing Agreement with ASI, the Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. In situations in which tax sharing agreements do not provide an allocation methodology that is acceptable for financial statement purposes, differences may arise between the amounts reported in the financial statements and the amounts actually payable or receivable under the tax sharing agreement. These differences generally should be reported as adjustments to capital (as contributed capital or deemed dividends) in the separate financial statement of the subsidiaries.

Services Agreement—We purchase or sell various services from or to ASI based upon various cost methodologies as described below:

Service	Cost methodology	Three months ended January 31, 2008	Three months ended January 31, 2007	Nine months ended January 31, 2008	Nine months ended January 31, 2007
General corporate services including accounting, insurance and employee benefits services expense	Apportioned based on formula to all ASI subsidiaries	$288,684	$296,000	$929,916	$917,000
Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	9,925	11,000	37,950	102,000

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either Logility or ASI elects not to renew its term by giving proper notice. The Services Agreement has been renewed annually since the initial term. We will indemnify ASI against any damages that ASI may incur in connection with its performance of services under the Services Agreement (other than those arising from its gross negligence or willful misconduct), and ASI will indemnify us against any damages arising out of its gross negligence or willful misconduct in connection with ASI’s rendering of services under the Services Agreement.

Facilities Agreement—We lease various properties from ASI for specified square foot rates pursuant to a Facilities Agreement dated August 1, 1997, which the parties have renewed automatically annually since the initial two-year term. The stated term of the agreement was for two years and is renewed automatically thereafter for successive one-year terms; however, either party may terminate the agreement after a 90-day notice. ASI also allocates utilities, telephone and security expenses under this agreement based on our percentage of occupancy. Our lease of space at any facility under the agreement is limited by the term of the underlying lease between ASI and a landlord with respect to any facility leased by ASI and is subject to

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

January 31, 2008

the disposition by ASI of any facility that ASI owns. The parties valued the services related to this agreement at $113,545 and $105,000 for the three months ended January 31, 2008 and 2007, respectively, and $324,228 and $309,000 for the nine months ended January 31, 2008 and 2007, respectively.

Technology License Agreement—We have granted ASI a nonexclusive, nontransferable, worldwide perpetual right and license to use, execute, reproduce, display, modify and prepare derivatives of our Supply Chain Planning and Execution Solutions, which we call the Logility Voyager Solutions product line (which ASI had transferred to us), provided such license is limited to maintaining and supporting users that have licensed Logility Voyager Solutions products from ASI. Pursuant to this Agreement, ASI and Logility are required to disclose to one another any and all enhancements and improvements that they may make or acquire in relation to a Logility Voyager Solutions product, subject to confidentiality requirements imposed by third parties. The term of this Agreement is indefinite, although we may terminate the Agreement for cause, and ASI may terminate it at any time upon 60 days’ prior written notice to us. Upon termination of this Agreement, all rights to Logility Voyager Solutions products licensed by Logility to ASI revert to us, while all rights to enhancements and improvements that ASI makes to Logility Voyager Solutions products revert to ASI.

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

In July 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include the following:

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

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

January 31, 2008

We adopted the provisions of FIN 48 on May 1, 2007. As a result of the implementation of FIN 48, we did not record any cumulative adjustments to retained earnings as of May 1, 2007. As of the date of adoption, our unrecognized tax benefits totaled $60,000, inclusive of interest and penalties of approximately $26,000, primarily related to state income taxes, all of which, if recognized, would impact the effective tax rate. An additional accrual of $41,000, inclusive of interest and penalties of approximately $9,000, was made for the nine months ended January 31, 2008. We classify interest and penalties related to uncertain tax positions in income taxes.

We conduct business globally and, as a result, file income tax returns in the United States Federal jurisdiction and in many states and foreign jurisdictions. We are no longer subject to U.S. Federal, state and local or non-U.S. income tax examinations for years prior to 2000.

We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months due to the expiration of statute of limitations prior to March 31, 2008.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-03: How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation). EITF 06-03 provides that any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-03 also provides that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenues) basis is an accounting policy decision that a company should make and disclose in its financial statements. Any such taxes that are reported on a gross basis, if material, should be disclosed in interim and annual financial statements for each period for which an income statement is presented. The disclosure of those taxes can be done on an aggregate basis. EITF 06-03 is effective for financial statements for interim and annual reporting periods beginning after December 15, 2006. We recognize taxes collected from customers and remitted to governmental authorities on a net basis, therefore no additional disclosures are deemed necessary.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which becomes effective for fiscal periods beginning after November 15, 2007. SFAS No.157 addresses the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement of a company’s assets and liabilities. SFAS No.157 requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. We do not expect this issue to have a material impact on our 2009 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159 companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election called the “fair value option” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We do not expect this issue to have a material impact on our 2009 consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

January 31, 2008

to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values, the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase, the acquirer is required to re-evaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. We do not expect this issue to have a material impact on our 2010 consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51”, which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statement of income, the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. We do not expect this issue to have a material impact on our 2010 consolidated financial statements.

L.	Contingencies

The Company more often than not indemnifies its customers against damages and costs resulting from claims of patent, copyright or trademark infringement associated with use of the Company’s products. The Company has historically not been required to make any payments under such indemnifications. However, the Company continues to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the indemnifications when those losses are estimable. In addition, the Company warrants to customers that the Company’s products operate substantially in accordance with the software product’s specifications. Historically, no costs have been incurred related to software product warranties and none are expected in the future, and as such no accruals for software product warranty costs have been made. Additionally, the Company is involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

M.	Subsequent Event

On March 7, 2008, the Company purchased 25,000 shares of its common stock for approximately $143,000 under the current authorized share buy-back program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. You can identify these statements by forward-looking words such as “anticipate,” “intend,” “plan,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive,” “will,” “seek,” “estimate,” “believe,” “expect,” and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements we make herein are pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

•	results of operations

•	liquidity, cash flow and capital expenditures

•	demand for and pricing of our products and services

•	acquisition activities and the effect of completed acquisitions

•	industry conditions and market conditions

•	general economic conditions

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

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad, and in particular may be affected by conditions in U.S. and global credit markets. In the recent period, the weakness in the overall world economy and the U.S. economy in particular, has resulted in reduced expenditures in the business software market. Overall information technology spending continues to be relatively weak when compared to the period prior to the last economic downturn.

However, we believe over the long-term information technology spending should incrementally improve as increased global competition forces companies to improve productivity by upgrading their technology environment systems. Although this improvement could slow or regress at any time due in part to the recent concerns in the global capital markets, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. While our sales pipelines have been improving, customers continue to take long periods to evaluate discretionary software purchases.

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

We derive revenue primarily from three sources: software licenses, services and other, and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, consulting and customization services. We primarily bill under time and materials arrangements and recognize revenue as we perform services. Maintenance agreements typically are for a one- to three-year term and usually are entered into at the time of the initial product license. We generally bill maintenance fees annually in advance and then recognize the resulting revenue ratably over the term of the maintenance agreement. Deferred revenue represents advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, salaries and benefits, and royalties paid to third-party software vendors as well as agent commission expenses related to license revenues generated by the indirect channel primarily from DMI. Costs for maintenance and services include the cost of personnel to conduct implementations and customer support, consulting, and other personnel-related expenses as well as agent commission expenses related to maintenance revenue generated by the indirect channel primarily from DMI. We account for the development costs of software intended for sale in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We monitor the net realizable value of our capitalized software on a quarterly basis based on an estimate of future product revenues. We currently expect to fully recover the value of the capitalized software asset recorded on our consolidated balance sheet; however, if future product revenues are less than management’s current expectations, we may incur a write-down of capitalized software costs.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2008 and 2007:

	Percentage of Total Revenues		Pct. Change in Dollars 2008 vs 2007
	2008	2007
Revenues:
License	24%	35%	(40)%
Services and other	19	16	9
Maintenance	57	50	1

Total revenues	100	100	(12)

Cost of revenues:
License	14	12	3
Services and other	9	8	(3)
Maintenance	13	11	3
Write-down of capitalized computer software	12	—	nm

Total cost of revenues	48	30	36

Gross margin	52	70	(33)

Operating expenses:
Research and development	12	12	(10)
Sales and marketing	24	21	1
General and administrative	9	12	(38)
Amortization of acquisition-related intangibles	1	1	(1)

Total operating expenses	46	46	(12)

Operating income	6	23	(74)
Other income, net	5	4	18

Earnings before income taxes	11	27	(61)
Income tax expense	4	10	(66)

Net earnings	7%	18%	(58)%

nm—not meaningful

Subtotals may not total due to rounding.

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2008 and 2007:

	Percentage of Total Revenues		Pct. Change in Dollars 2008 vs 2007
	2008	2007
Revenues:
License	32%	34%	(1)%
Services and other	18	15	25
Maintenance	50	50	7

Total revenues	100	100	7

Cost of revenues:
License	14	14	8
Services and other	9	8	13
Maintenance	11	12	(2)
Write-down of capitalized computer software	4	—	nm

Total cost of revenues	37	34	17

Gross margin	63	66	2

Operating expenses:
Research and development	12	12	5
Sales and marketing	22	24	(0)
General and administrative	11	12	(9)
Amortization of acquisition-related intangibles	1	1	—

Total operating expenses	45	49	(1)

Operating income	18	17	10
Other income, net	4	4	18

Earnings before income taxes	22	21	11
Income tax expense	9	9	16

Net earnings	13%	13%	8%

nm—not meaningful

Subtotals may not total due to rounding.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

JANUARY 31, 2008 AND 2007:

REVENUES:

For the quarter ended January 31, 2008, the decrease in revenues from the three months ended January 31, 2007 was primarily attributable to a decrease in license fees revenue partially offset by increases in services and maintenance revenues. The increase in revenues for the nine months ended January 31, 2008 compared to the same period last year was primarily attributable to increases in services and maintenance revenues, partially offset by a slight decrease in license fees revenues. International revenues represented approximately 18% and 17% of total revenues for the three and nine months ended January 31, 2008, respectively, and 18% and 16% for the three and nine months ended January 31, 2007, respectively. Our revenues, particularly our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period. No single customer accounted for more than 10% of our total revenues in the three and nine months ended January 31, 2008 or 2007.

LICENSES. We believe the 40% and 1% decrease in license fees in the three and nine months ended January 31, 2008, respectively, compared to the same period last year was possibly due to the recent economic uncertainties in the U.S. markets. The direct sales channel provided approximately 44% and 54%, respectively, of license fee revenues for the three and nine months ended January 31, 2008 compared to approximately 68% and 65%, respectively, in the comparable period a year ago. This decrease in the direct sales percentage was due primarily to lower license fee sales through our direct channel and to a lesser extent improved sales execution from our indirect channel, increasing the ratio of sales from our indirect channel when compared to the same periods last year. For the three and nine months ended January 31, 2008, our margins after commissions on direct sales were approximately 82% and 86%, respectively, and our margins after commissions on indirect sales were approximately 46% and 49%, respectively, for these two periods. These margins did not change significantly from the three and nine months ended January 31, 2007, during which our margins after commissions on direct sales were approximately 84% and 85%, respectively, and our margins after commissions on indirect sales were approximately 46% and 45%, respectively. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. The 9% and 25% increase in services and other revenues for the three and nine months ended January 31, 2008, respectively, from the corresponding period in the previous fiscal year were primarily the result of an increase in overall software implementation services related to timing of project work from increased license fee sales in previous quarters. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. The 1% and 7% increase in maintenance revenues for the three and nine months ended January 31, 2008 compared to the corresponding period in the previous fiscal year were primarily the result of the increase in license fees in the prior periods, which resulted in increased maintenance revenues in the current quarter. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Three months ended January 31,				Nine months ended January 31,
($000’s omitted)	2008		2007		2008		2007
Gross margin on license fees:	$969	42%	$2,582	66%	$5,891	57%	$6,352	60%
Gross margin on services and other:	1,080	56%	894	50%	3,087	52%	2,205	46%
Gross margin on maintenance:	4,404	78%	4,394	78%	13,027	78%	11,914	76%
Write-down of capitalized computer software development costs	(1,196)		—	nm	(1,196)		—	nm

Total gross margin:	$5,257	53%	$7,870	70%	$20,809	63%	$20,471	66%

Total gross margin excluding write-down of capitalized computer software development costs	$6,453	65%	$7,870	70%	$22,005	67%	$20,471	66%

nm—not meaningful

For the three and nine months ended January 31, 2008, the decrease in total gross margin percentage was due primarily to a decrease in license fee gross margin percentages partially offset by an increase in the services gross margins.

LICENSES. The decrease in gross margin percentage on license fees for the three and nine months ended January 31, 2008 were primarily due to lower license fee software sales. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees. To a lesser degree, our license fee gross margin percentage in a given period is related to the variable expense of DMI’s agent commissions, and the proportion of license fees represented by DMI in that period.

SERVICES AND OTHER. For the three and nine months ended January 31, 2008, services and other gross margin percentage increased when compared to the same period in the prior fiscal year due to increased software implementation project work from license fee sales in the prior quarters. Services and other gross margin normally is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively fixed in the short term.

MAINTENANCE. For the three months ended January 31, 2008, maintenance gross margin percentage was relatively consistent compared to the same period last year. For the nine months ended January 31, 2008, maintenance gross margin percentage increased due to increased license fees in the prior quarters which resulted in increased maintenance revenue.

WRITE-DOWN OF CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the unamortized amount for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. For the quarter ended January 30, 2008, we incurred a charge of $1,196,000 related to the write-off of certain capitalized software development costs based on this evaluation.

EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	January 31, 2008	Percent Change	January 31, 2007
Gross product research and development costs	$1,719	(8)%	$1,868
Percentage of total revenues	17%		17%
Less: Capitalized computer software research and development costs	$(480)	(3)%	$(495)
Percentage of gross product research and development costs	28%		26%

Product research and development expenses	$1,239	(10)%	$1,373
Percentage of total revenues	12%		12%

Total amortization of capitalized computer software development costs *	$610	6%	$577

	Nine months Ended (in thousands)
	January 31, 2008	Percent Change	January 31, 2007
Gross product research and development costs	$5,544	3%	$5,391
Percentage of total revenues	17%		17%
Less: Capitalized computer software research and development costs	$(1,635)	(3)%	$(1,678)
Percentage of gross product research and development costs	29%		31%

Product research and development expenses	$3,909	5%	$3,713
Percentage of total revenues	12%		12%

Total amortization of capitalized computer software development costs *	$1,886	(4)%	$1,958

*	- These expenses are included in cost of license fees

For the three and nine months ended January 31, 2008, capitalized software development costs decreased while gross product research and development costs increased when compared to the prior year period. These changes were due to increased research and development costs and a decrease in projects which qualify for capitalization. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects in the pipeline. We also expect capitalized software amortization expense to decrease when compared to the three and nine months ended January 31, 2008 as a result of the current quarter write-down of capitalized software assets.

SALES AND MARKETING. For the three and nine months ended January 31, 2008, sales and marketing expenses were relatively consistent with the comparable periods a year ago due to increased headcount and to a lesser extent increased marketing expense offset by lower commissions as a result of lower license fee sales. We generally include commissions on indirect sales in cost of sales.

GENERAL AND ADMINISTRATIVE. For the three and nine months ended January 31, 2008, the decrease in general and administrative expenses was primarily due to lower bonus compensation expense in the Company’s current year financial results when compared to the three and nine months ended January 31, 2007. For the three months ended January 31, 2008 and 2007, the total number of employees was approximately 143 and 137, respectively.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Acquisition-related intangible assets of DMI are stated at historical cost and include certain intangible assets with definitive lives. We are amortizing these intangible assets on a straight-line basis over their expected useful lives of six years.

OTHER INCOME:

Other income is principally comprised of investment earnings. For the three and nine months ended January 31, 2008, the investment earnings increased by approximately $82,000 and $225,000, respectively, when compared to the same periods last year due primarily to an increase in the average cash balance partially offset by lower yields on interest rates, particularly on money market accounts. For the three and nine months ended January 31, 2008, these investments generated an annualized yield of approximately 4.40% and 4.83%, respectively, compared to approximately 5.5% and 5.3%, respectively, for the three and nine months ended January 31, 2007.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by ASI; however, we provide for income taxes as if we were filing a separate income tax return. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. We recorded $378,000 in income tax expense in the quarter ended January 31, 2008 compared to $1,111,000 in the quarter ended January 31, 2007. We expect the Company’s effective tax rate to be in the range of 38% to 40%, excluding discrete items, during fiscal year 2008.

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

The following tables show summary information about our cash flows and liquidity positions during the nine months ended January 31, 2008 and 2007. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

	Nine months ended January 31 (in thousands)
	2008	2007
Net cash provided by operating activities	$10,214	$8,251
Net cash provided by (used in) investing activities	14,346	(1,128)

Net cash provided by (used in) financing activities	668	(1,639)

Net change in cash and cash equivalents	$25,228	$5,484

For the nine months ended January 31, 2008, the increase in cash provided by operating activities when compared to the same period last year was due primarily to decreases in accounts receivable and increases in the payable due to ASI, tax benefits from stock options exercised and a write-down of capitalized software development costs. This increase was partially offset by a change in deferred revenue, accounts payable, deferred income taxes, and other accruals when compared to the same period last year. The increase in cash provided by investing activities when compared to the same period in the prior year period was due primarily to lower purchases of investments. Cash provided by financing activities increased compared to the same period in the prior year, due primarily to an increase in the excess tax benefits from stock-based compensation and a decrease in the deemed distributions for deferred income taxes resulting from the tax sharing agreement and higher proceeds from the exercise of stock options in the nine months ended January 31, 2008.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated (used) by our activities:

	As of January 31, (in thousands)
	2008	2007
Cash and cash equivalents	$41,372	$11,612
Investments	—	20,275

Total cash and investments	$41,372	$31,887

Net change in total cash and investments (nine months ended January 31)	$9,056	$4,928

The change in total cash generated for the nine months ended January 31, 2008 was due primarily to the changes in operating assets and liabilities noted above.

Days Sales Outstanding (“DSO”) in accounts receivable were 67 days as of January 31, 2008, compared to 65 days as of January 31, 2007. The DSO decreased as of January 31, 2008 compared to January 31, 2007 due primarily to timing of closing license fees sales toward the end of the current quarter which resulted in a decrease in accounts receivable balance when compared to the prior year period. Our current ratio on January 31, 2008 was 3.2 to 1, compared with 2.4 to 1 on January 31, 2007.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $41.4 million in cash, cash equivalents and investments, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor ASI currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998, at which time we adopted an additional repurchase plan for up to 800,000 shares. In February 2003, our Board of Directors approved a resolution authorizing us to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases would depend on market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. For all repurchase plans, through January 31, 2008, we had purchased a cumulative total of 1,326,104 shares at a total cost of approximately $8.1 million. We did not purchase any common stock under the current repurchase plan during the third quarter of fiscal 2008. In the first quarter of fiscal 2008, we purchased 30,000 shares of our common stock at an average price of $11.26 per share for a total price of $337,800. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under the existing repurchase programs.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which becomes effective for fiscal periods beginning after November 15, 2007. SFAS No.157 addresses the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement of a company’s assets and liabilities. SFAS No.157 requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. We do not expect this issue to have a material impact on our 2009 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159 companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election called the “fair value option” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We do not expect this issue to have a material impact on our 2009 consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase, the acquirer is required to re-evaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. We do not expect this issue to have a material impact on our 2010 consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51”, which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statement of income, the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. We do not expect this issue to have a material impact on our 2010 consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2007, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to revenue/vendor specific objective evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenue ratably over the term of the maintenance agreement. We derive revenue from services which primarily include consulting, implementation, and training. We bill for these services primarily under time and materials arrangements and recognize revenue as we perform the services. Deferred revenue represents advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenue from sales of third-party products in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the company 1) acts as principal in the transaction, 2) takes title to the products, 3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, our sales through the DMI channel are typically recorded gross.

Generally, our software products do not require significant modification or customization. Installation of the products is routine and is not essential to the functionality of the product. Our sales frequently include maintenance contracts and professional services with the sale of our software licenses. We have established vendor-specific objective evidence of fair value (VSOE) for our maintenance contracts and professional services. We determine fair value based upon the prices we charge to customers when we sell these elements separately. We defer maintenance revenue, including those sold with the initial license fee, based on VSOE, and recognize the revenue ratably over the maintenance contract period. We recognize consulting and training service revenues, including those sold with license fees, as we perform the services based on their established VSOE. We determine the amount of revenue we allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE and allocate the remainder to license fees.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At January 31, 2008, our goodwill balance was $5.8 million and our intangible assets with definite lives balance was $965,000, net of accumulated amortization.

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

Income Taxes. We provide for the effect of income taxes on our financial position and results of operations in accordance with SFAS No. 109, Accounting for Income Taxes, including the recently adopted SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS Statement No. 109. Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, allowable deductions and projected tax credits. Changes in tax law or our interpretation of tax laws could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our net deferred tax asset take into account our expectations of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years, which could significantly increase tax expense, could render inaccurate our current assumptions, judgments and estimates of recoverable net deferred taxes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. For the quarter ended January 31, 2008, we generated approximately 18% of our revenues outside the United States. We usually make international sales directly through our foreign operations or through value added resellers. We typically denominate these sales in U.S. Dollars, British Pounds Sterling, or Euros. However, we denominate the expenses that we incur in our foreign operations in the local currency. The effects of foreign exchange rate fluctuations have not historically had a material impact on our consolidated financial statements. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. For the three and nine months ended January 31, 2008, we recorded exchange rate gains of approximately $91,000 and $97,000 compared to exchange rate gains of approximately $49,000 and $63,000 for the three and nine months ended January 31, 2007, respectively. We estimate that a 10% movement in foreign currency rates would result in up to a $615,000 exchange rate gain or loss affecting our financial condition or results of operations for the nine months ended January 31, 2008. We have not engaged in any hedging activities.

Interest rates and other market risks. We have no debt, so we have limited our discussion of interest rate risk to risks associated with our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. Dollars. The fair market value and carrying value of securities held at January 31, 2008 and 2007 were approximately $40.9 million and $30.4 million, respectively.

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

Item 4T.	Controls and Procedures

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2008. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of January 31, 2008.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the quarter ended January 31, 2008:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2007 through November 30, 2007	0	$0.00	0	223,896
December 1, 2007 through December 31, 2007	0	$0.00	0	223,896
January 1, 2008 through January 31, 2008	0	$0.00	0	223,896
Total Fiscal 2008 Third Quarter	0	$0.00	0	223,896

*	The above share purchase authority was approved by our Board of Directors in December 1997, November 1998 and February 2003, when the Board approved resolutions authorizing us to repurchase an aggregate of up to 1.6 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1. Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGILITY, INC.

Date: March 10, 2008	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President and Chief Executive Officer

Date: March 10, 2008	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date: March 10, 2008	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer