Form 10-K
period 2008-04-30
LOGILITY INC
filed 2008-07-14
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, 12,959,358 Common Shares of the registrant were outstanding. The aggregate market value (based upon the closing price of the Common Stock as quoted on the NASDAQ National Market System at October 31, 2007) of the shares of Common Stock held by non-affiliates was approximately $21.3 million. At July 11, 2008, 12,853,617 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE; LOCATION IN FORM 10-K

Portions of the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

LOGILITY, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2008

PART I

Item 1.	Business

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our stockholders and to the public. This report contains forward-looking statements, including, in particular, statements about our goals, plans, objectives, beliefs, expectations and prospects, under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. These statements are identified by forward-looking words such as “anticipate,” “intend,” “plan,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive,” “will,” “seek,” “estimate,” “believe,” “expect,” and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning future:

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

Company Overview

Logility, Inc. (“Logility” or the “Company”) was incorporated as a Georgia corporation in 1996. Logility provides supply chain management (SCM) solutions to streamline and optimize the market planning, management, production, and distribution of products for manufacturers, suppliers, distributors, and retailers. The supply chain refers to the complex network of business relationships with trading partners (customers, suppliers and carriers) used to forecast, source, manufacture, store, and deliver products and services to multiple locations and customers by various modes of transportation. Supply chain operations include forecasting, demand management, supply planning, sourcing, manufacturing, logistics, warehouse management, and transportation operations both within an enterprise as well as with other business-to-business collaborative processes between customers, suppliers and carriers. Our solutions enable enterprises to increase their market visibility to build competitive advantages and increase profitability by reducing costs, increasing revenues, improving operational efficiencies and collaborating with suppliers and customers to more effectively respond to dynamic market conditions. Additionally, our solutions streamline and automate the executive Sales and Operations Planning (S&OP) process to create and assess business plans that profitably match supply with demand while synchronizing supply chain operations with strategic corporate goals.

On September 30, 2004, we acquired certain assets and the distribution channel of privately-held Demand Management, Inc., a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers in the growing small and midsize business (SMB) market, which at the time expanded our customer base to approximately 1,160 companies, located in 70 countries and gave us what we believe is the largest installed base at the time of supply chain planning customers among application software vendors. We market and sell the Demand Solutions product line to the SMB market through Demand Management’s global value-added reseller distribution network. We offer the Logility Voyager Solutions™ suite to our target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains through both direct and indirect sales channels.

We derive revenues primarily from three sources: software licenses, services, and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, and consulting services. We bill primarily under time and materials arrangements and recognize revenues as we perform services. Maintenance agreements typically are for a one to three year term, usually commencing at the time of the initial product license. We generally bill maintenance fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

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

Today, several market trends are driving organizations to invest in collaborative supply chain initiatives. Global economic conditions and competitive pressures are forcing companies to reduce costs, decrease order cycle times and improve operating efficiencies. As a result, manufacturers, distributors and retailers are increasingly under pressure to better manage the supply chain as they seek to reduce costs, improve manufacturing efficiency and accelerate logistics operations while maintaining flexibility and responsiveness to changing market conditions and specific customer demands. These pressures are compounded by the increasing complexity and globalization of the interactions among suppliers, manufacturers, distributors, retailers and consumers.

Organizations are increasingly deploying supply chain application solutions to address their supply chain planning and supply chain execution requirements. The supply chain planning function involves the use of information to facilitate the on-time delivery of the right products to the correct location at the right time and at the lowest cost. The planning process focuses on demand forecasting, inventory simulation, global sourcing, distribution, transportation and manufacturing planning and scheduling. Planning software is designed to increase revenues, improve forecast accuracy, optimize production scheduling, reduce inventory costs, decrease order cycle times, reduce transportation costs, and improve customer service.

The supply chain execution function addresses procuring, manufacturing, warehousing and distributing products throughout the supply chain. Within the supply chain execution function, organizations are increasing their focus on the effective management of warehouse and transportation operations and the need for integration with planning and other enterprise applications, in order to increase the efficient and effective fulfillment of customer orders in both the business-to-business and the business-to-consumer sectors.

In a recent Aberdeen Group report, Supply Chain Innovator’s Technology Footprint 2008, the technology analyst firm found best-in-class supply chain performance contributes to compelling operational results. Best-in-class companies were distinguished from industry average and laggard organizations by key metrics as indicators of overall supply chain process competency. The March 2008 report highlights three best-in-class metrics:

•	Finished goods inventory turns per year: 28

•	Total logistics costs as a percentage of sales: 5%

•	Perfect order percentage (percent of orders shipped complete and on-time to the customer’s requested delivery date): 96%

Additional survey results showed that best-in-class companies are:

•	70% more likely than all other companies to have a closed-loop integration of supply chain planning and execution;

•	Two-times more likely to have end-to-end supply chain data and process visibility (enabled by supply chain software solutions) than all others; and

•	50% more likely than all others to have implemented cross functional metrics across their enterprise.

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

Additionally, market drivers for more sophisticated software are finding their way downstream. Issues that the multi-billion dollar companies faced ten years ago are impacting even the low-end of the SMB market. Increasingly, our customers now have to manage offshore manufacturing requirements which often extend time-to-market as well as the unique challenges associated with selling to mass merchants. With new, increasingly complex data management needs to monitor global supply lines and deal with the retailers’ demand for accurate forecast and supply visibility, the SMB market is outgrowing spreadsheets for demand planning and turning to automated supply and demand, inventory and replenishment management software.

Products and Services

Leveraging our supply chain management expertise, Logility has been an innovator in developing and deploying supply chain solutions, with our first Internet-based collaborative planning software application implemented in 1996. We continue to invest and expand our innovative solutions, which support the Collaborative Planning, Forecasting and Replenishment (CPFR®) standards defined by the Voluntary Interindustry Commerce Standards Association (VICS). Our systems also support other emerging collaborative supply chain standards for transportation and distribution center management such as collaborative transportation management (CTM), and radio frequency identification (RFID), a technology that uses radio waves to uniquely identify items as well as packaging such as cartons, containers and pallets.

Our experience indicates that distribution-intensive industries face considerable competitive pressure, which is intensified by the high cost of inventory and distribution investments, dynamically changing consumer needs, and variability in overall supply chain performance. These companies need solutions that are capable of delivering significant financial benefits by quickly solving problems that arise in sourcing, manufacturing and distribution operations. Our solutions are capable of helping these companies collaborate with their trading partners to improve customer service and optimize their sourcing, manufacturing, inventory and distribution networks.

With approximately 1,250 customers in 74 countries, Logility is a leading provider of collaborative supply chain solutions that help small, medium, and large companies, including those listed in the Fortune 1000, realize substantial bottom-line results. We provide two product suites, Logility Voyager Solutions and Demand Solutions, marketed, sold and distributed through both direct and indirect sales channels. The Logility Voyager Solutions suite of products features performance monitoring capabilities in a single Internet-based framework and provides supply chain visibility; demand, inventory and replenishment planning; supply and global sourcing optimization; manufacturing planning and scheduling; transportation planning and execution; and warehouse management. The Demand Solutions product suite provides forecasting, demand planning, replenishment and point-of-sale analysis for maximizing profits for small to midsize manufacturing, distribution and retail operations.

We have licensed one or more modules of Logility Voyager Solutions or Demand Solutions to companies worldwide, including A.O. Smith, Alberto Culver, Armour Eckrich, Avery Dennison Corporation, Berry Plastics Corporation, BP (British Petroleum), Continental Mills, Cooper Industries, Electrolux, Farnell InOne, Fastenal Company, Hyundai Motor America, ICI Paints, Jarden Corporation, Leviton Manufacturing Company, L’Oreal, Malt-O-Meal Company, McCain Foods, Pernod-Ricard, Pfizer, Porsche, Remington Products Company, Rexnord, Shaw Industries, Sigma Aldrich, Standard Motor Products, Under Armour Performance Apparel, Verizon Wireless, Wacoal, Warnaco, and VF Corporation. We sell products and services through direct and indirect channels. We derived approximately 17% of our revenues in the fiscal year ended April 30, 2008 from international sales.

Product Features: Logility Voyager Solutions

Logility Voyager Solutions is an integrated software suite that provides advanced supply chain management including collaborative planning, strategic network design, optimized supply sourcing, production management, warehouse management, and collaborative logistics capabilities that are designed to increase revenues, reduce inventory costs, improve forecast accuracy, decrease order cycle times, manage global sourcing initiatives, optimize production scheduling, streamline logistics operations, reduce transportation costs and improve customer service. Logility Voyager Solutions incorporate performance management analytics to drive decision support for critical processes such as demand management, inventory and supply optimization, manufacturing planning and scheduling, transportation planning and management and sales and operations planning (S&OP).

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

SUPPLY CHAIN COLLABORATION

Streamline Sales and Operations Planning (S&OP) and enhance strategic trading partner relationships, Logility Voyager Solutions allow companies to accelerate and manage demand plans, direct material procurement, sourcing, production and fulfillment using the power of the Internet.

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

Chemicals, Oil & Gas, Life Sciences
Consumer Goods	Apparel

Avery Dennison Corporation	Brown Shoe Company	Arch Corporation

Ashley Furniture	Dana-Co	Berry Plastics Corporation

Alberto-Culver Company	Everlast Worldwide	BP Lubricants

Barilla	Georgia Boot	Cambrex Karlskoga AB

Basic American Foods	Mizuno USA	Chamberlin-Edmonds

Constellation Wines	Nike	Cole Parmer

Dawn Foods	Polo Ralph Lauren	Dow Chemical Company

Farley’s & Sathers Candy Company	Rafaella Apparel Group	Fisher Scientific International

Gloria Jeans Coffee	Savane	Genencor International

Hamilton Beach Proctor-Silex	Under Armour Performance Apparel	Genzyme Diagnostics

Haverty Furniture Company	Warnaco	Millipore

Hooker Furniture	Wells Lamont	NB Coatings

Jarden Consumer Products	Williamson-Dickie Manufacturing	Pfizer, Inc.

Johnson Polymer	VF Corporation	Sandoz

Lance		Shell Oil Company

Leviton Manufacturing Company	Manufacturing and Distribution	Sigma-Aldrich Corporation

L’Oreal USA		Stepan Company

Malt-O-Meal Company	American Racing	WM Barr & Company

Maybelline Inc.	A.O. Smith Water Products

McCain Foods	Cengage Learning	Aftermarket Service Parts

O’Sullivan Furniture	Corning Cable Systems	Ad Plastik

Parmalat	Dal-Tile Corporation	CNH Case New Holland

Pernod-Ricard	Fastenal Company	Donaldson Company

Rand McNally	Ingram Micro	Farnell InOne

Reckitt Benckisen	Intertape Polymer Group	Holley Carburetors

Remington Products Company	Louisana Pacific	Hyundai Motor Australia

Republic Beverage Company	Mohawk Industries	Hyundai Motor America

Rockline Industries	Parker Hannifin	Komatsu Europe International

Snyders of Hanover	Robert Horne Paper Company	Peugeot International

Stanley Works	School Specialty	Porsche Cars North America

The Home Depot	Shaw Industries	Remy International

Wm. Wrigley	Snap On, Incorporated	Rheem Manufacturing

Xango	Tyco Fire Safety Products	Saab Aircraft

	Verifone	Standard Motor Products

	Verizon Wireless	SAIC

	Weyerhauser	Trelleborg

No single customer accounted for 10% or more of our total revenues during fiscal year 2008. We typically experience a slight degree of seasonality, reflected in a slowing of services revenues during the annual winter holiday season, which occurs in the third quarter of our fiscal year. We are not reliant on government-sector customers.

Sales and Marketing

We develop and market both the Logility Voyager Solutions and the Demand Solutions product suites through both direct and indirect sales channels. We conduct our principal sales and marketing activities from corporate headquarters in Atlanta, Georgia, and in St. Louis, Missouri where Demand Management, Inc., our wholly-owned subsidiary, is located. We have sales and/or support offices in Boston, Chicago, Dallas, and Pittsburgh. We manage sales channels outside of North America from our international offices in the United Kingdom.

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

In addition to these marketing alliances, we have developed a network of agents who assist in selling our products globally. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. These independent distributors and resellers, located in North America, South America, Mexico, Europe and the Asia/Pacific region, distribute our product lines in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products. Our global distribution channel consists of 31 organizations with sales, implementation and support resources serving customers in 74 countries.

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

The current release of Logility Voyager Solutions is version 7.6. This version uses an Internet-based architecture for maximum scalability and messaging functionality that supports the increasingly distributed nature of supply chain planning, global sourcing, supply chain execution and collaborative commerce. Logility Voyager Solutions interface with software of leading ERP vendors such as SAP and Oracle.

The current release of the Demand Solutions products is version 10 and the current release of DS Retail Planning is version 4.2. These products are designed to work with a wide variety of MRP, ERP and legacy enterprise applications.

Our client/server and Internet-based solutions, will be important for our long-term growth. As of April 30, 2008, we employed 57 persons in product research, development and enhancement activities.

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

We provide our software products to customers under non-exclusive license agreements. As is customary in the software industry, in order to protect our intellectual property rights, we do not sell or transfer title to our products to our customers. Although the license agreements place restrictions on the customer’s use of our products, unauthorized use of our products nevertheless may occur. In addition, we have licensed the source code for our software to American Software, Inc (American Software), which owns approximately 88% of our common stock, on a limited basis to enable American Software to perform warranty, maintenance and support obligations for certain customers, for which it is responsible under certain license agreements that were not assigned to us in connection with the formation of Logility.

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

Leverage and Expand Installed Base of Customers. We currently target distribution-intensive businesses in the consumer goods, apparel, food and beverage, durable goods, chemicals, wholesale distribution, aftermarket service parts, life sciences and supply chains consisting of suppliers, manufacturers, distributors, and retailers. We intend to continue to leverage our installed base of more than 1,250 customers to introduce additional functionality, product upgrades, complementary modules, and application hosting services. In addition, we intend to pursue sales to new customers in our existing vertical markets and to target additional vertical markets over time.

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

Expand Indirect Channels to Increase Market Penetration. We believe that key relationships with value-added resellers (VARs) will increase sales and expand market penetration of our products and services. For example, on January 23, 2006, we were named a SAP® Business One Partner to provide supply chain solutions for the small and midsize business market in the United States. We have integrated our Demand Solutions application suite with SAP Business One to drive supply chain improvements for small and midsize businesses (SMB). Demand Solutions extends the core business automation capabilities of SAP Business One and provides critical supply chain expertise to help customers predict future demand and make informed decisions to optimize inventory turns, customer service levels and profitability.

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

Increase Penetration of International Markets. In the fiscal year ended April 30, 2008, we generated 17% of our total revenues from international sales, resulting from marketing relationships with a number of international distributors. Our experienced global distribution network provides sales, implementation and support resources serving customers in 74 countries. We intend to further expand our international presence by creating additional relationships with distributors in South America, Europe, and the Asia/Pacific region.

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

Employees

As of April 30, 2008, we had 141 full-time employees, consisting of 34 in sales and marketing, 57 in product development, 43 in customer support and implementation services and 7 in administration and finance. We believe our employee relations are good. We have never had a work stoppage and no employees are represented under collective bargaining arrangements. We believe that our continued success will depend in part on our ability to continue to attract and retain highly skilled technical, marketing and management personnel, who may be in great demand.

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

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that we believe may have a material adverse effect on our business, financial condition, cash flows or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K.

We cannot predict every event and circumstance that may impact our business and, therefore, the risks and uncertainties discussed below may not be the only ones to be considered.

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

The markets for our solutions are very competitive. The intensity of competition in our markets has significantly increased in part as a result of the deterioration in the current business climate within the United States and other geographic regions in which we operate . We expect this intensity of competition to increase in the future. Our current and potential competitors may make acquisitions of other competitors and may establish cooperative relationships among themselves or with third parties. Any significant consolidation among supply chain software companies could adversely affect our competitive position. Increased competition has resulted and in the future could result in price reductions, lower gross margins, longer sales cycles and the loss of market share. Each of these developments could have a material adverse effect on our operating performance and financial condition.

Many of our current and potential competitors have significantly greater resources than we do, and therefore, we may be at a disadvantage in competing with them.

We directly compete with other supply chain software vendors, including SAP, I2 Technologies, JDA Software, Oracle Corporation, Manhattan Associates, and Red Prairie, as well as potentially with other ERP software providers. Some of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. The software market has experienced significant consolidation. This consolidation has included numerous mergers and acquisitions, including Oracle’s acquisitions of Peoplesoft, Reek, ProfitLogic, Inc., 360Commerce, Siebel Systems, Inc. and Global Logistics Technologies, Inc.; SAP AG’s acquisitions of Triversity, Inc. and Khimetics. Inc.; and JDA Software’s acquisition of Manugistics Group. It is difficult to estimate what long term effect these acquisitions will have on our competitive environment. We also compete with large competitors who may offer to license at no charge certain of its retail software applications that compete with our solutions. If large competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge it may result in a more difficult competitive environment for our products. In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully for customers against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition. Also, some prospective buyers are experiencing reluctance in purchasing applications that could have a short lifespan due to an acquisition resulting in the application’s life being abruptly cut short. In addition, increased competition and consolidation in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect us. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from a larger vendor than us since those larger vendors offer a wider range of products. Furthermore, certain of these larger vendors such as Oracle Corporation may be capable of bundling their software with their database applications, which underlie a significant portion of our installed applications. When we compete with these larger vendors for new customers, we believe that these larger businesses often attempt to use their size as a competitive advantage against us.

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

In addition, we face competition from the corporate information technology departments of current or potential customers capable of internally developing solutions and we compete with a variety of more specialized software and services vendors, including:

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

Our performance may be negatively impacted by macroeconomic or other external influences. Our revenues and profitability depend on the overall demand for our software, professional services and maintenance. Regional and global economic change and uncertainty and political instability in key geographic areas have resulted in companies reducing their spending for technology projects generally and delaying or reconsidering potential purchases of our products and related services. The uncertainty posed by the long-term effects of the war in the Middle East, terrorist activities, related uncertainties and risks, and other geopolitical issues may adversely impact the purchasing decisions of current or potential customers. Future declines in demand for our products or services could adversely affect our revenues and operating results. Reductions in the capital budgets of our customers and prospective customers could have an adverse impact on our ability to sell our solutions. We believe that a deterioration in the current business climate within the United States and/or other geographic regions in which we operate, in addition to continued delays in capital spending, could have a material adverse impact on our business and our ability to compete.

We are dependent upon key personnel, and need to attract and retain highly qualified personnel in all areas.

Our future operating results depend significantly upon the continued service of a relatively small number of key senior management and technical personnel, including our Chief Executive Officer, J. Michael Edenfield. None of our key personnel are bound by long-term employment agreements. We do not have in place “key person” life insurance policies on any of our employees. The loss of Mr. Edenfield or one or more other key individuals could have an adverse effect on us.

Our future success also depends on our continuing ability to attract, train, retain and motivate other highly qualified managerial and technical personnel. Competition for these personnel is intense, and we have at times experienced difficulty in recruiting and retaining qualified personnel, including sales and marketing representatives, qualified software engineers involved in ongoing product development, and personnel who assist in the implementation of our products and provide other services. The market for such individuals is competitive. For example, it has been particularly difficult to attract and retain product development personnel experienced in object oriented development technologies. Given the critical roles of our sales, product development and consulting staffs, our inability to recruit successfully or the occurrence of any significant loss of key personnel could have an adverse affect on us.

A high level of employee mobility and aggressive recruiting of skilled personnel characterizes the software industry. It may be particularly difficult to retain or compete for skilled personnel against larger, better known software companies. We cannot guarantee that we will be able to retain our current personnel, attract and retain other highly qualified technical and managerial personnel in the future, or be able to assimilate the employees from any acquired businesses. We will continue to adjust the size and composition of our workforce to match the different product and geographic demand cycles. If we are unable to attract and retain the necessary technical and managerial personnel, or assimilate the employees from any acquired businesses, our business, operating results and financial condition would be adversely affected.

The failure to attract, train, retain and effectively manage employees could negatively impact our development and sales efforts and could cause a degradation of our customer service. In particular, the loss of sales personnel could lead to lost sales opportunities due to the length of time required to hire and train replacement sales personnel. If our competitors increase their use of non-compete agreements, the pool of available sales and technical personnel may further narrow in certain areas, even if the non-compete agreements ultimately prove to be unenforceable. We may grant large numbers of stock options to attract and retain personnel, which could be highly dilutive to our stockholders. The volatility or lack of positive performance of our stock price may adversely affect our ability to retain or attract employees. The loss of key management and technical personnel or the inability to attract and retain additional qualified personnel could have an adverse effect on us.

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

Our growth is dependent upon the successful further development of our direct and indirect sales channels.

We believe that our future growth also will depend on developing and maintaining successful strategic relationships with systems integrators and other technology companies. Our strategy is to continue to increase the proportion of customers served through indirect channels. We are currently investing, and plan to continue to invest, significant resources to develop these indirect channels. This investment could adversely affect our operating results if these efforts do not generate license and service revenue necessary to offset this investment. Also, our inability to partner with other technology companies and qualified systems integrators could adversely affect our results of operations. Because lower unit prices are typically charged on sales made through indirect channels, increased indirect sales could reduce our average selling prices and result in lower gross margins. In addition, sales of our products through indirect channels will reduce our consulting service revenues, as the third-party systems integrators provide these services. As indirect sales increase, our direct contact with our customer base will decrease, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction and recognizing emerging customer requirements. In addition, systems integrators and third-party software providers may develop, acquire or market products competitive with our products. Our strategy of marketing our products directly to customers and indirectly through systems integrators and other technology companies may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent different systems integrators target the same customers, systems integrators may also come into conflict with each other. Any channel conflicts that develop may have a material adverse effect on our relationships with systems integrators or harm our ability to attract new systems integrators.

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

We expect to continue to experience from time to time large, individual license sales, which may cause significant variations in quarterly license fees. We also believe that purchasing our products is relatively discretionary and generally involves a significant commitment of a customer’s capital resources. Therefore, a downturn in any customer’s business could result in order cancellations that could have a significant adverse impact on our revenues and quarterly results. Moreover, continued declines in general economic conditions could precipitate significant reductions in corporate spending for information technology, which could result in delays or cancellations of orders for our products.

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

We derive a significant portion of our services revenues, and total revenues, from a small number of customers using our services for product enhancement and other optional services. If these customers were to discontinue or delay the usage of these services, or obtain these services from a competitor, our services revenues and total revenues would be adversely affected. Customers may delay or terminate implementation of our services due to budgetary constraints related to economic uncertainty, dissatisfaction with product quality, the difficulty of prioritizing a surplus of information technology projects, changes in business strategy, personnel or priorities, or for other reasons. Such customers may be less likely to invest in additional software in the future and to continue to pay for software maintenance. Since our business relies to a large extent upon sales to existing customers and since maintenance and services revenues are key elements of our revenue base, any reduction in these sales or these maintenance and services payments could have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

There are several accounting standards and interpretations covering revenue recognition for the software industry. These pronouncements include Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. In addition, the Securities and Exchange Commission staff has issued Staff Accounting Bulletin No.104, which explain how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not addressed by existing rules. This standard addresses software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we currently comply with these standards.

The accounting profession and regulatory agencies continue to discuss various provisions of these pronouncements with the objective of providing additional guidance on their application and with respect to potential interpretations. These discussions and the issuance of new interpretations, could lead to unanticipated changes in our current revenue accounting practices, which could change the timing of recognized revenue. They could also drive significant adjustments to our business practices which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our reported revenues and results of operations. In addition, companies we acquire may have historically interpreted software revenue recognition rules differently than we do or may not have been subject to US GAAP as a result of reporting under local GAAP in a foreign country. If we discover that companies we have acquired have interpreted and applied software revenue recognition rules differently than prescribed by US GAAP, we could be required to devote significant management resources, and incur the expense associated with an audit, restatement or other examination of the acquired companies’ financial statements.

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

Despite testing by us, our software programs, like all software programs generally, may contain a number of undetected errors or “bugs” when we first introduce them or as new versions are released. We do not discover some errors until we have installed the product and our customers have used it. Errors may result in the delay or loss of revenues, diversion of software engineering resources, material non-monetary concessions, negative media attention, or increased service or warranty costs as a result of performance or warranty claims could lead to customer dissatisfaction, resulting in litigation, damage to our reputation, and impaired demand for our products. Correcting bugs may result in increased costs and reduced acceptance of our software products in the marketplace. Further, such errors could subject us to claims from our customers for significant damages, and we cannot assure that courts would enforce the provisions in our customer agreements that limit our liability for damages. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:

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

Our products must integrate with the many existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. Our customers may be unable to implement our products successfully or otherwise achieve the benefits attributable to our products. Although we test each of our new products and product enhancement releases and evaluate and test the products we obtain through acquisitions before introducing them to the market, there may still be significant errors in existing or future releases of our software products, with the possible result that we may be required to expend significant resources in order to correct such errors or otherwise satisfy customer demands. In addition, defects in our products or difficulty integrating our products with our customers’ systems could result in delayed or lost revenues, warranty or other claims against us by customers or third parties, adverse customer reaction and negative publicity about us or our products and services or reduced acceptance of our products and services in the marketplace, any of which could have a material adverse effect on our reputation, business, results of operations and financial condition.

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

Recent changes in the law require the use of the purchase method of accounting in all new business acquisitions. Many acquisition candidates have significant intangible assets, and an acquisition of these businesses would likely result in significant amounts of goodwill and other intangible assets. The purchase method of accounting for business combinations may require large write-offs of any in-process research and development costs related to companies being acquired, as well as ongoing amortization costs for other intangible assets valued in combinations of companies. In addition, we will need to periodically measure goodwill for impairment that may result in large future write-offs. Such write-offs and ongoing amortization charges may have a significant negative impact on operating margins and net earnings in the quarter of the combination and for several subsequent years. We may not be successful in overcoming these risks or any other problems encountered in connection with such transactions.

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

Our business may require additional capital.

We may require additional capital to finance our growth or to fund acquisitions or investments in complementary businesses, technologies or product lines. Our capital requirements may be impacted by many factors, including:

•	demand for our products;

•	the timing of and extent to which we invest in new technology;

•	the timing of and extent to which we acquire other companies;

•	the level and timing of revenue;

•	the expenses of sales and marketing and new product development;

•	the success and related expense of increasing our brand awareness;

•	the cost of facilities to accommodate a growing workforce;

•	the extent to which competitors are successful in developing new products and increasing their market share; and

•	the costs involved in maintaining and enforcing intellectual property rights.

To the extent that our resources are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. However, additional funding, if needed, may not be available on terms attractive to us, or at all. Our inability to raise capital when needed could have a material adverse effect on our business, operating results and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our company by our current shareholders would be diluted.

Our international operations and sales subject us to risks associated with unexpected activities outside of the United States.

The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in locations within the United States. As we grow our international operations, we may need to recruit and hire new consulting, product development, sales and marketing and support personnel in the countries in which we have or will establish offices. Entry into new international markets typically requires the establishment of new marketing and distribution channels, as well as the development and subsequent support of localized versions of our software. International introductions of our products often require a significant investment in advance of anticipated future revenues. In addition, the opening of a new office typically results in initial recruiting and training expenses and reduced labor efficiencies associated with the introduction of products to a new market. If we are less successful in a new market than we expect, we may not be able to realize an adequate return on our initial investment and our operating results could suffer. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire, that we will be successful at hiring, training or retaining such personnel or that we can expand or contract our international operations in a timely, cost effective manner. If we have to downsize certain international operations, the costs to do so are typically much higher than downsizing costs in the United States, particularly in Europe. The following factors, among others, could have an adverse impact on our business and earnings:

•	failure to properly comply with foreign laws and regulations applicable to our foreign activities including, without limitation, software localization requirements;

•	failure to properly comply with U.S. laws and regulations relating to the export of our products and services;

•	difficulties in managing foreign operations and appropriate levels of staffing;

•	longer collection cycles;

•	tariffs and other trade barriers;

•	seasonal reductions in business activities, particularly throughout Europe;

•	reduced protection for intellectual property rights in some countries;

•	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;

•	anti-American sentiment due to the war in Iraq and other American policies that may be unpopular in certain countries;

•	increasing political instability, adverse economic conditions and the potential for war or other hostilities in many of these countries;

•	difficulties in enforcing agreements through foreign legal systems;

•

fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency;

•	changes in general economic and political conditions in countries where we operate;

•	potential labor strikes, lockouts, work slowdowns and work stoppages at U.S. and international ports; and

•	restrictions on downsizing operations in Europe and expenses and delays associated with any such activities.

Changes in the value of the U.S. Dollar, as compared to the currencies of foreign countries where we transact business, could harm our operating results.

To date, our international revenues have been denominated primarily in U.S. Dollars. However, the majority of our international expenses, including the wages of some of our employees, have been denominated in currencies other than the U.S. Dollar. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We have implemented limited hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, but we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities.

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

Third parties may assert infringement claims against us. Although we do not believe that our products infringe on the proprietary rights of third parties, we cannot guarantee that third parties will not assert or prosecute infringement or invalidity claims against us. These assertions could distract management, require us to enter into royalty arrangements, and could result in costly and time consuming litigation, including damage awards. Such assertions or defense of such claims may materially adversely affect our business, operating results, or financial condition. In addition, such assertions could result in injunctions against us. Injunctions that prevent us from distributing our products would have a material adverse effect on our business, operating results, and financial condition. If third parties assert such claims against us, we may seek to obtain a license to use such intellectual property rights. There can be no assurance that such a license would be available on commercially reasonable terms. If a patent claim against us were successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, we may be prevented from distributing our software or required to incur significant expense and delay in developing non-infringing software.

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

In particular, our efforts to comply with the Sarbanes-Oxley Act of 2002 and the related regulations regarding our internal controls over financial reporting have required, and continue to require, the commitment of significant financial and managerial resources. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. Over time, we have made significant changes in, and may consider making additional changes to, our internal controls, our disclosure controls and procedures, and our corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our controls, policies and procedures could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Our actual quarterly operating results have varied in the past and are expected to continue to vary in the future. It is difficult to predict our revenues and operating results, which have varied widely from quarter to quarter in the past. We expect they will continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. We base our expense levels, operating costs and hiring plans on projections of future revenues, and it is difficult for us to rapidly adjust when actual results do not match our projections. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. License revenues in any quarter depend substantially on our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our contracting activity is difficult to forecast for a variety of reasons, including the following:

•	we complete a significant portion of our license agreements within the last few weeks of each quarter;

•

our sales cycle for our products and services from customer to customer, including multiple levels of authorization required by some customers is relatively long and variable because of the complex and mission-critical nature of our products;

•	the demand for our products and services can vary significantly;

•	the size of our license transactions can vary significantly;

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

Variances or slowdowns in our licensing activity in prior quarters may affect current and future consulting, training and maintenance revenues since these revenues typically follow license fee revenues. Our ability to maintain or increase services revenues primarily depends on our ability to increase the number and size of our licensing agreements. In addition, we base our budgeted operating costs and hiring plans primarily on our projections of future revenues. Because most of our expense levels are relatively fixed including employee compensation and rent in the near term, if our actual revenues fall below projections in any particular quarter, our business, operating results, and financial condition could be materially adversely affected. In addition, our expense levels are based, in part, on our expectations regarding future revenue increases. As a result, any shortfall in revenue in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in quarterly losses. As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful. Although we have grown significantly during the past several years, our prior growth rates may not be an accurate indicator of future operating results. As a result, predictions of our future performance should not be based solely on our historical quarterly revenue and operating results.

Our stock price is volatile and there is a risk of litigation.

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•

customer order deferrals resulting from the anticipation of new products, economic uncertainty, disappointing operating results by the customer, management changes, corporate reorganizations or otherwise;

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

Fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits. Although no such lawsuits are currently pending against us and we are not aware that any such lawsuit is threatened to be filed in the future, there is no assurance that we will not be sued based on fluctuations in the price of our common stock. Defending against such suits could result in substantial cost and divert management’s attention and resources. In addition, any settlement or adverse determination of these lawsuits could subject us to significant liabilities.

We rely to a large extent on services provided by American Software and are subject to effective control by American Software.

We operated as a division of American Software until we went public in 1997. Today, we are approximately 88% owned by American Software. We rely heavily on financial, accounting and management services provided by American Software. With few exceptions, American Software has no obligation to continue providing these services to us. Therefore, a reduction or discontinuation of services from American Software may adversely affect our business, cash flows, operating results and financial condition.

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

James C. Edenfield, Chief Executive Officer of American Software, and Thomas L. Newberry, Chairman of the Board of Directors of American Software, own 100% of the outstanding Class B common stock of American Software between them, giving them the right to elect a majority of the American Software Board of Directors. Mr. Edenfield and Dr. Newberry have reported in filings with the Securities and Exchange Commission that they constitute a group, for voting purposes, in their ownership of American Software common stock. Mr. Edenfield, Dr. Newberry and members of their immediate families currently constitute four of the eight members of the American Software Board and, thus, have significant influence in directing the actions of the American Software Board of Directors and all other matters requiring approval or acquiescence by its shareholders, including the composition of their Board of Directors, approval of mergers and other business combinations, amendments to their certificate of incorporation, a substantial sale of their assets, including their ownership of our Common Stock, a merger or similar corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy American Software or our Company that other shareholders might find favorable, which in turn could adversely affect the market price of our common stock. Accordingly, the risks associated with the control exerted by American Software also apply, indirectly, to the control exerted by Mr. Edenfield and Dr. Newberry over American Software.

Our articles of incorporation and bylaws and Georgia law may inhibit a takeover of our company.

Our basic corporate documents and Georgia law contain provisions that might enable our management to resist a takeover of our Company. These provisions might discourage, delay or prevent a change in the control of our Company or a change in our management. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors and take other corporate actions. The existence of these provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

The price of our common stock may decline due to shares eligible for future sale or actual future sales of substantial amounts of our common stock

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. Currently, American Software owns approximately 88% of our Common Stock. Sales of substantial amounts of our Common Stock in the public market by American Software, or the perception that such sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.

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

Our Common Stock is listed on the Nasdaq Global Market under the symbol LGTY. As of July 11, 2008, there were more than 1,000 stockholders that held their stock either individually or in nominee or “street” names through various brokerage firms. The table below presents the quarterly high and low sales prices for our common stock as reported by Nasdaq, for our last two fiscal years:

Fiscal Year 2008	High	Low
First Quarter	$13.03	$8.15
Second Quarter	$14.85	$9.28
Third Quarter	$14.32	$8.98
Fourth Quarter	$11.56	$5.56

Fiscal Year 2007	High	Low
First Quarter	$11.50	$6.77
Second Quarter	$9.01	$6.51
Third Quarter	$8.98	$7.50
Fourth Quarter	$9.96	$6.35

Equity Compensation Plans

The following table discloses information regarding the Company’s equity compensation plans, the Logility, Inc. 1997 Stock Plan and the Logility, Inc. 2007 Stock Plan, as of April 30, 2008.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	669,520	$4.92	486,000

Dividend Policy

We have not paid any dividends since our initial public offering in 1997. The payment of future dividends will be at the sole discretion of the Board of Directors and will depend on our profitability, financial condition, cash requirements, future prospects and other relevant factors.

Purchases of Equity Securities by the Company

The following table summarizes repurchases of our stock in the quarter ended April 30, 2008:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
February 1, 2008 through February 29, 2008	0	$0.00	0	223,896
March 1, 2008 through March 31, 2008	114,421	$6.88	0	109,475
April 1, 2008 through April 30, 2008	0	$0.00	0	109,475

Total Fiscal 2008 Fourth Quarter	114,421	$6.88	0	109,475

*	The above share purchase authority was approved by the Board of Directors in December 1997 and in February 2003, when the Board approved resolutions authorizing the Company to repurchase an aggregate of up to 1.2 million shares of common stock. These actions were announced in December 1997 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Transfer Agent

American Stock Transfer & Trust Company

10150 Mallard Creek Road, Suite 307

Charlotte, NC 28262

Phone: (718) 921-8520

http://www.amstock.com

Inquiries regarding stock transfers, lost certificates or address changes should be directed to the above address.

Market Makers

The following firms make a market in our common stock:

Archipelago Stock Exchange	Knight Equity Markets, L.P.
Automated Trading Desk	Merrill Lynch, Pierce, Fenner
Citadel Derivatives Group LLC	Morgan, Keegan & Company
Citigroup Global Markets Inc.	Nasdaq Execution Services LLC
Collins Stewart LLC	National Stock Exchange
E*Trade Capital Markets LLC	Needham & Company, LLC
Hudson Securities, Inc.	Susquehanna Capital Group
ICAP Corporates LLC	Susquehanna Financial Group,
UBS Securities LLC

Stock Price Performance Graph

The graph below reflects the cumulative stockholder return on the Company’s shares compared to the return of the Nasdaq Composite Index and a peer group index on a monthly basis. The Graph reflects the investment of $100 on April 30, 2003 in the Company’s stock, the Nasdaq Stock Market-US Companies (“Nasdaq Composite Index”) and in the Nasdaq Computer Index, a published industry peer group index. The Nasdaq Computer Index consists of 502 companies, including computer hardware and software companies that furnish computer programming and data processing services, and firms that produce computers, office equipment, and electronic component/accessories. The total cumulative dollar returns shown below represent the value that such investments would have had on April 30, 2008.

	FY2003	FY2004	FY2005	FY2006	FY2007	FY2008
Logility	$100	$150	$130	$294	$298	$223
Nasdaq Composite	100	131	131	159	172	165
Nasdaq Computer Index	100	126	126	147	162	165

Item 6.	Selected Financial Data

The selected financial data presented below as of and for the years ended April 30, 2008, 2007, 2006, 2005, and 2004 are derived from our audited consolidated financial statements.

	Years Ended April 30,
	2008	2007	2006	2005(a)	2004
	( In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License fees	$14,554	$16,242	$13,889	$6,717	$6,656
Services and other	7,807	6,830	5,796	5,203	5,179
Maintenance	22,547	20,691	17,618	12,956	10,991

Total revenues	44,908	43,763	37,303	24,876	22,826

Cost of revenues:
License fees	6,007	5,864	3,783	3,965	4,054
Services and other	3,804	3,697	3,585	2,721	2,632
Maintenance	4,943	4,858	4,134	3,031	1,780
Write-down of capitalized computer software	1,196	—	—	703	—

Total cost of revenues	15,950	14,419	11,502	10,420	8,466

Gross margin	28,958	29,344	25,801	14,456	14,360
Operating expenses:
Research and development costs	5,341	5,378	4,747	3,170	2,116
Sales and marketing expense	10,337	9,778	10,123	8,046	7,239
General and administrative expenses	4,625	5,317	4,622	3,912	3,202
Amortization of acquisition-related intangibles	350	350	350	204	—

Total operating expenses	20,653	20,823	19,842	15,332	12,557

Operating income (loss)	8,305	8,521	5,959	(876)	1,803
Other income (expense)	1,650	1,603	466	297	(97)

Earnings (loss) before income taxes	9,955	10,124	6,425	(579)	1,706
Income tax (expense) / benefit	(3,923)	(4,130)	1,587	(27)	—

Net earnings (loss)	$6,032	$5,994	$8,013	$(606)	$1,706

Earnings (loss) per common share
Basic	$0.47	$0.46	$0.63	$(0.05)	$0.13
Diluted	$0.45	$0.45	$0.60	$(0.05)	$0.13

Weighted average common shares—Basic	12,942	12,899	12,817	13,009	13,120
Diluted	13,331	13,245	13,459	13,009	13,391
Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,719	$16,144	$6,128	$7,824	$10,467
Investments—short and long term	$4,013	$16,172	$20,831	$17,895	$20,364
Working capital	$36,320	$28,710	$20,630	$15,003	$25,182
Total assets	$65,072	$59,657	$53,074	$47,809	$42,368
Stockholders’ equity	$46,389	$40,412	$33,890	$30,946	$32,274

(a)	We commenced the consolidation of Demand Management Inc. on October 1, 2004 upon acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data”. This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. These statements can be identified by forward-looking words such as “anticipate,” “intend,” “plan,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive,” “estimate,” “believe,” “expect” and similar expressions that convey uncertainty of future events or outcomes. Any forward-looking statements herein are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors that are beyond our ability to control or predict, including but not limited to those discussed above in “Risk Factors” and elsewhere in this report. See also “Special Cautionary Notice Regarding Forward-Looking Statements” at the beginning of “Item 1. Business.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the following discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2008 describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates including, but not limited to, those related to revenue/vendor specific object evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill and intangible assets are impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At April 30, 2008, our goodwill balance was $5.8 million and our intangible assets with definite lives balance was $871,000, net of accumulated amortization.

Valuation of Capitalized Software Assets. We capitalize certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write-off the amount by which the unamortized software development costs exceed net realizable value. During fiscal year ending April 30, 2008, we recorded an impairment charge of $1.2 million based on such analysis. There was no impairment charge related to capitalized computer software during the year ended April 30, 2007 or 2006. Capitalized computer software development costs are being amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. At April 30, 2008, our capitalized computed software balance was $4.6 million, net of accumulated amortization.

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

RESULTS OF OPERATIONS

The following table sets forth certain revenue and expense items as a percentage of total revenues for the three years ended April 30, 2008, 2007, and 2006 and the percentage increases and decreases in those items for the years ended April 30, 2007 and 2006:

	Percentage of Total Revenues			Pct. Change in Dollars	Pct. Change in Dollars
	2008	2007	2006	2008 vs 2007	2007 vs 2006
Revenues:
License	32%	37%	37%	(10)%	17%
Services and other	18	16	16	14	18
Maintenance	50	47	47	9	17

Total revenues	100	100	100	3	17

Cost of revenues:
License	13	13	10	2	55
Services and other	9	9	10	3	3
Maintenance	11	11	11	2	18
Write-down of capitalized computer software development costs	3	—	—	nm	nm

Total cost of revenues	36	33	31	11	25

Gross margin	64	67	69	(1)	14

Research and development	12	12	13	(1)	13
Sales and marketing	23	22	27	6	(3)
General and administrative	10	12	13	(14)	14
Amortization of acquisition-related intangibles	1	1	1	—	—

Total operating expenses	46	47	54	(1)	5

Operating earnings	18	20	15	(3)	43
Other earnings (loss):
Investment impairment	—	—	(1)	—	nm
Other income, net	4	3	2	3	114

Earnings before income taxes	22	23	16	(2)	58
Income tax (expense) / benefit	(9)	(9)	4	(5)	nm

Net earnings	13%	14%	20%	1%	(25)%

nm-not meaningful

Economic Overview

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad, and in particular may be affected by conditions in U.S. and global credit markets. In the recent period, we believe the weakness in the overall world economy and the U.S. economy in particular, has resulted in reduced expenditures in the business software market.

However, we believe over the long-term information technology spending should incrementally improve as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time due in part to the recent concerns in the global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

Business opportunities and risks

We currently view the following factors as the primary opportunities and risks associated with our business:

Dependence on Capital Spending Patterns. There is risk associated with our dependence on, and the risks associated with, the capital spending patterns of U.S. and international businesses, which in turn are functions of economic trends and conditions over which we have no control.

Acquisition Opportunities. There are opportunities for select acquisitions or investments to provide opportunities to expand our sales distribution channels and/or broaden our product offering by providing additional solutions for our target markets.

Acquisition Risks. There are risks associated with acquisitions of complementary companies, products and technologies, including the risks that we will not achieve the financial and strategic goals that we contemplate at the time of the transaction. More specifically, in any acquisition we will face risks and challenges associated with the uncertain value of the acquired business or assets, the difficulty of assimilating operations and personnel, integrating acquired technologies and products and maintaining the loyalty of the customers of the acquired business.

Competitive Technologies. There is a risk that our competitors may develop technologies that are substantially equivalent or superior to our technology.

Competition in General. There are risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive; for example, some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.

Sarbanes-Oxley Section 404. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include our assessment of the effectiveness of our internal control over financial reporting in our annual reports. In the future, our independent registered public accounting firm will also be required to audit our internal control over financial reporting and to separately report on whether or not they believe that we have an effective internal control over financial reporting, in all material respects. If for any fiscal year we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely audit our internal control over financial reporting, we could be subject to regulatory sanctions and a possible loss of public confidence in the reliability of our financial reporting. Such a failure, as well as difficulties in implementing required new or improved controls, could result in our inability to provide timely and reliable financial information and could adversely affect our business.

For more information, please see “Risk Factors” in Item 1A. above.

Business Acquisition

On September 30, 2004, we acquired certain assets and the distribution channel of privately-held Demand Management, Inc., (DMI) a St. Louis-based provider of supply chain planning systems marketed under the Demand Solutions® brand. The acquisition provided more than 800 active customers in the growing small and midsize business (SMB) market, which brought our customer base at that time to approximately 1,160 companies, located in 70 countries. We believe we have the largest installed base of supply chain planning customers among application software vendors. We market and sell the Demand Solutions product line to the SMB market through Demand Management’s global value-added reseller distribution network. We also offer the Logility Voyager Solutions™ suite to our target market of upper-midsize to Fortune 1000 companies with distribution-intensive supply chains.

Adoption of New Accounting Standards

Adoption of FIN 48. The Company adopted Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on May 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. FIN 48 prescribes a recognition threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. Our implementation of FIN 48, did not cause us to record any cumulative adjustments to retained earnings as of May 1, 2007. As of April 30, 2008 and May 1, 2007, we have recorded approximately $100,000 and $60,000, respectively, of unrecognized tax benefits, inclusive of interest and penalties, all of which would impact our effective tax rate if recognized. We record the liability for unrecognized tax benefits net of any federal tax benefit that would result from payment.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of April 30, 2008 and May 1, 2007, we had recorded a liability for potential penalties and interest of approximately $35,000 and $26,000, respectively, related to uncertain tax positions.

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

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, and the risk-free interest rate for the expected term of the option. Expected volatilities are based on historical volatility of our stock or the stock of our parent, ASI, for the period previous to our incorporation in fiscal 1997. We applied the short cut method as prescribed in SAB No. 107, Share-Based Payment, to estimate the term that options are expected to be outstanding and used historical data to estimate the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of the grant with a term approximating the expected term. Options issued after May 1, 2006 with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the year ended April 30, 2008 and 2007, we issued 85,226 and 50,261 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended April 30, 2008 and 2007 based on market value at the exercise dates was $693,870 and $284,972, respectively. As of April 30, 2008, unrecognized compensation cost related to unvested stock option awards totaled approximately $1.1 million, which we expect to recognize over a weighted average period of 2.1 years.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements due to the current diversity in practice. SAB 108 requires companies to use two approaches when quantifying financial statement misstatements. We adopted SAB 108 for the year ended April 30, 2007. This issue did not have a material impact on our 2007 consolidated financial statements.

REVENUE

	Years Ended April 30,
				% Change		% of Total Revenues
	2008	2007	2006	2008 to 2007	2007 to 2006	2008	2007	2006
	(in thousands)
License	$14,554	$16,242	$13,889	(10)%	17%	32%	37%	37%
Services and other	7,807	6,830	5,796	14%	18%	18%	16%	16%
Maintenance	22,547	20,691	17,618	9%	17%	50%	47%	47%

Total revenues	$44,908	$43,763	$37,303	3%	17%	100%	100%	100%

For the year ended April 30, 2008, the increase in total revenues was primarily attributable to increases in services and maintenance revenues, partially offset by a decrease in license fees revenues. For the year ended April 30, 2007, the increase in total revenues was primarily attributable to an increase in overall license fee revenues and related implementation and maintenance revenue.

International revenues represented approximately 17% of total revenues in the year ended April 30, 2008, compared to approximately 15% a year ago. This increase was due primarily to an increase in international revenues from DMI. International revenues represented approximately 15% of total revenues in the year ended April 30, 2007, compared to approximately 14% in the previous year. This increase was due primarily to an increase in international revenues from DMI. Our international revenues may fluctuate substantially from period to period primarily because we derive these revenues from a relatively small number of customers in a given period.

License revenue

For the year ended April 30, 2008, license fee revenues decreased 10% compared to fiscal 2007 due to a difficult selling environment as a result of the overall general economic conditions in the U.S. that delayed purchases of our software products in the second half of fiscal 2008. The direct sales channel provided approximately 54% of license fee revenues for the year ended April 30, 2008, compared to approximately 62% a year ago.

For the year ended April 30, 2007, license fee revenues increased 17% compared to fiscal 2006 due to 1) improvement in technical capital spending by companies in the market verticals we serve, 2) increased pressure on supply chains as a result of globalization and higher capacity utilization, and 3) improved sales execution within the Company. The direct sales channel provided approximately 62% of license fee revenues for the year ended April 30, 2007, compared to approximately 75% in the previous year.

For the year ended April 30, 2008, our margins after commissions on direct sales were approximately 85%, and our margins after commissions on indirect sales were approximately 50%. For the year ended April 30, 2007, our margins after commissions on direct sales were approximately 86%, and our margins after commissions on indirect sales were approximately 51%.

Services and other revenue

The 14% increase in services and other revenues for the year ended April 30, 2008 when compared to fiscal 2007 was primarily the result of increased implementation services work as a result of increased software license fee revenues in recent periods. The 18% increase in services and other revenues for the year ended April 30, 2007 when compared to fiscal 2006 was primarily the result of increased implementation services work as a result of increased software license fee revenues. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

Maintenance revenue

For the year ended April 30, 2008, the 9% increase in maintenance revenue when compared to fiscal 2007 was primarily due to improved license fees, which resulted in increased maintenance. For the year ended April 30, 2007, the 17% increase in maintenance revenues was primarily due to improved license fees which resulted in increased maintenance revenues and to a lesser extent the purchase accounting write-down in DMI’s deferred revenues associated with technical support services resulted in lower maintenance revenues of $319,000 that would have otherwise been recognized in fiscal 2006. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN

The following table provides both dollar amounts and percentage measures of gross margin:

	Years Ended April 30,
	2008		2007		2006
	(in thousands)
Gross margin on license fees	$8,547	59%	$10,378	64%	$10,106	73%
Gross margin on services and other	4,003	51%	3,133	46%	2,211	38%
Gross margin on maintenance	17,604	78%	15,833	77%	13,484	77%
Write down of capitalized software development costs	(1,196)	nm	—	nm	—	nm

Total gross margins	$28,958	64%	$29,344	67%	$25,801	69%

The decrease in total gross margin percentage for the years ended April 30, 2008 and 2007 was due primarily to a decrease in gross margin percentage on license fees partially offset by an increase in gross margin percentage on services.

Gross Margin on License Fees

The decrease in license fee gross margin percentage for the year ended April 30, 2008 compared to fiscal 2007 was due primarily to overall decrease in license fee revenues and to a lesser extent to the increase of license revenues through Logility’s indirect channel at DMI whose agent commissions are expensed to cost of license fees. Also, the margin decrease was partially offset from lower amortization of capitalized software development costs as a result of the write-down of capitalized software during the third quarter of fiscal 2008. We expect capitalized software amortization to be slightly lower in fiscal 2009 compared to fiscal 2008. License fee gross margin percentage tends to be directly related to 1) the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees and 2) the sales mix between our direct and indirect channel.

The decrease in license fee gross margin percentage for the year ended April 30, 2007 compared to fiscal 2006 was due primarily to an increase in license fee sales through our indirect channel at DMI for which agent commissions are expensed to cost of license fees and yield approximately 51% after agent commissions. In addition and to lesser extent the decrease in license fee gross margin percentage was due to higher amortization of capitalized software development costs as a result of the completion of amortization for several R&D projects when compared to fiscal 2006.

Gross Margin on Services and Other

For the years ended April 30, 2008 and 2007, the services and other gross margin percentage increased primarily due to higher staff billing utilization as a result of increased implementation projects from increased license fee sales in the prior periods.

Gross Margin on Maintenance

For the year ended April 30, 2008, maintenance gross margin percentage increased slightly when compared to fiscal 2007 primarily due to higher maintenance revenues.

For the year ended April 30, 2007, maintenance gross margin percentage was consistent when compared to the fiscal 2006.

Write-down of Capitalized Computer Software Development Costs

We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the unamortized amount for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. During fiscal year ending April 30, 2008, we recorded an impairment charge of $1.2 million based on such analysis. There was no impairment charge related to capitalized computer software during the year ended April 30, 2007 or 2006.

EXPENSES

	Years Ended April 30,
				% of Revenues
	2008	2007	2006	2008	2007	2006
	(in thousands)
Research and development	$5,341	$5,378	$4,747	12%	12%	13%
Sales and marketing	10,337	9,778	10,123	23%	22%	27%
General and administrative	4,625	5,317	4,622	10%	12%	12%
Amortization of acquisition-related intangible assets	350	350	350	1%	1%	1%
Other income (expense)	1,650	1,603	467	4%	3%	1%
Income tax (expense) benefit	(3,923)	(4,130)	1,587	(9%)	(9%)	4%

Research and Development

Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	April 30, 2008	Percent change	April 30, 2007	Percent change	April 30, 2006
	(in thousands)
Gross product development costs	$7,496	(2)%	$7,642	7%	$7,170
Percentage of total revenues	17%		18%		19%
Less: capitalized product development costs	(2,155)	(5)%	(2,264)	(7)%	(2,423)
Percentage of gross product development costs	29%		30%		34%

Product development expenses	$5,341	(1)%	$5,378	13%	$4,747

Percentage of total revenues	12%		12%		13%
Total amortization of development costs*	$2,441	(6)%	$2,605	38%	$1,894

*	Included in cost of license fees.

For the year ended April 30, 2008, gross product research and capitalized software development costs decreased when compared to the prior year period. This change was primarily due to DMI which added gross R&D costs but did not capitalize any R&D costs during the period and were primarily due to lower variable compensation costs when compared to fiscal 2007. We expect gross R&D costs to remain relatively the same as in fiscal 2008; however, we expect capitalized product development costs to be slightly lower in coming quarters as a result of fewer capitalizable R&D projects and capitalized software amortization expense to decrease slightly in fiscal 2009 when compared to fiscal 2008.

For the year ended April 30, 2007, capitalized software development costs decreased while gross product research and development costs increased when compared to the prior year period. This change was primarily due to DMI which added gross R&D costs but did not capitalize any R&D costs during the period.

Sales and Marketing

In the year ended April 30, 2008, the increase in sales and marketing expenses when compared to fiscal 2007 was due primarily from higher headcount and increased marketing related expenses. Commissions on indirect sales are generally recorded to cost of sales.

In the year ended April 30, 2007, the slight decrease in sales and marketing expenses when compared to fiscal 2006 was due primarily to increased indirect sales from DMI, for which we record the agent commissions to cost of license fees.

General and Administrative

For the year ended April 30, 2008, the decrease in general and administrative expenses when compared to fiscal 2007 was due primarily to lower variable compensation costs partially offset by an increase in headcount. On April 30, 2006, 2007 and 2008, the total number of employees was approximately 140, 137, 141, respectively.

Amortization of Acquisition-Related Intangible Assets

Acquisition-related intangible assets are stated at historical cost and include certain intangible assets with definitive lives. We amortize these intangible assets on a straight-line basis over their expected useful lives, six years. The amortization expense has remained consistent in fiscal years 2008, 2007 and 2006.

Other Income (Expense)

Other income is principally comprised of investment earnings. For the year ended April 30, 2008, the investment earnings increased to $1.7 million when compared to fiscal 2007’s income of $1.6 million due primarily to an increase in the overall cash balance available for investment, partially offset by lower yields on money market accounts. In fiscal 2008, we generated a net yield of approximately 4.19% on our investments, compared to approximately 5.10% in fiscal 2007.

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

Income Taxes

We are included in the consolidated federal income tax return filed by American Software; however, we provide for income taxes as if we were filing a separate income tax return. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we review annually our deferred tax assets for recoverability to determine whether any negative factors are present that would indicate the need for a valuation allowance. In fiscal 2008 and 2007, we recorded tax expense at a tax effective rate of 39.4% and 40.8%, respectively. We expect the Company’s tax effective rate to be in the range of 38% to 40% in fiscal 2009.

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

The following tables show information about our cash flows and liquidity positions as of and for the years ended April 30, 2008 and 2007. These tables and the discussion that follows should be read in conjunction with our consolidated statements of cash flows contained in Item 8 of this Report.

	Years ended April 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$13,178	$10,761
Net cash provided by investing activities	9,803	2,368
Net cash used in financing activities	(406)	(3,113)

Net change in cash and cash equivalents	$22,575	$10,016

For the year ended April 30, 2008, the increase in cash provided by operating activities was due primarily to an increase in “due to American Software” primarily as a result of the tax sharing agreement, investment impairment and write-down of capitalized computer software development costs net earnings, tax benefit of options exercised, deferred revenue and a decrease in accounts receivable due to the timing of collection activity. This was partially offset by a decrease to accrued payables and other liabilities due primarily to timing of the payment of expenditures, utilization of deferred tax assets, depreciation and amortization expense, and an increase to excess tax benefits from stock-based compensation due to an increase in stock option exercises. The increase in cash provided by investing activities was due primarily to increased proceeds from maturities of investments which are partially offset by purchases of investments and investment in capitalized software. The decrease in cash used in financing activities was due primarily to decreases in contributions to ASI related to the tax sharing agreement and an increase in proceeds from the exercise of stock options and in the excess tax benefit from stock-based compensation. This was partially offset by an increase in repurchases of common stock.

The following table shows information about the changes in our total cash and investments position:

	As of April 30,
	2008	2007
	(in thousands)
Cash and cash equivalents	$38,719	$16,144
Investments, including non-current	4,013	16,172

Total cash and investments	$42,732	$32,316

Net increase in total cash and investments	$10,416	$5,357

The increases in cash, cash equivalents and investments in 2008 were due primarily to the improvement in operating earnings when compared to fiscal 2007. Amounts invested in money market accounts are classified as cash equivalents.

The following table provides information regarding our known contractual obligations as of April 30, 2008 (in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$1,393	$440	$491	$462	$—

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $42.7 million in cash at April 30, 2008, cash equivalents and investments with no debt, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements for working capital during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, due to the uncertainty in the economic environment, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. We do not currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

Days Sales Outstanding in accounts receivable were 64 days as of April 30, 2008, compared to 65 days as of April 30, 2007. Our current ratio on April 30, 2008 was 3.1 to 1, compared to 2.7 to 1 as of April 30, 2007.

On December 15, 1997, our Board of Directors approved a resolution authorizing us to repurchase up to 350,000 shares of our common stock through open market purchases at prevailing market prices. We completed this repurchase plan in November 1998, at which time we adopted an additional repurchase plan for up to 800,000 shares. In February 2003, our Board of Directors approved a resolution authorizing us to repurchase an additional 400,000 shares for a total authorized repurchase amount of 1,550,000 shares. The timing of any repurchases would depend on market conditions, the market price of Logility’s common stock and management’s assessment of our liquidity and cash flow needs. During fiscal 2008, the Company purchased 144,421 shares for approximately $1.1 million under the current authorized share buyback program. Under all repurchase plans, through July 14, 2008, we had purchased a cumulative total of approximately 1.5 million shares at a total cost of approximately $9.2 million.

See Item 5 of this report, under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.”

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which becomes effective for fiscal periods beginning after November 15, 2007. SFAS No.157 addresses the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement of a company’s assets and liabilities. SFAS No.157 requires that the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The Company is assessing the impact of this issue on its 2009 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159 companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. The Company is assessing the impact that electing fair value measurements would have on its 2009 consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. We are required to apply this Statement prospectively to business combinations for which the acquisition date is on or after May 1, 2009. We are in the process of evaluating the impact of SFAS No. 141R on its 2009 consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No.160 requires noncontrolling ownership interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the statement of operations.

SFAS No. 160 is effective for all periods beginning after December 15, 2008. We do not expect our adoption of SFAS No. 160 to have a material impact on our 2010 consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency. For the fiscal year ended April 30, 2008, we generated 17% of our revenues outside of the United States. We typically denominate our international sales in U.S. Dollars, Euros or British Pounds Sterling. We denominate our expenses associated with our international operations in local currencies. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. In fiscal 2008, we recorded an exchange rate gain of $61,000 compared to an exchange rate gain of $56,000 in fiscal 2007. We estimate that a 10% movement in foreign currency rates would have the effect of creating up to a $130,000 exchange gain or loss.

Interest rates. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by our senior management. These instruments are denominated in U.S. dollars. The fair market value of securities held at April 30, 2008 was approximately $41.3 million.

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

The following consolidated financial statements of Logility, Inc. and subsidiary are filed as part of this Form 10-K on the pages indicated:

Logility, Inc. and Subsidiary

Consolidated Balance Sheets

April 30, 2008 and 2007

(in thousands, except share data)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$38,719	$16,144
Investments—current	4,013	16,172
Trade accounts receivable, less allowance for doubtful accounts of $115 at April 30, 2008 and $73 at April 30, 2007:
Billed	6,897	7,764
Unbilled	1,424	1,412
Deferred income taxes	74	1,361
Due from American Software, Inc.	—	1,167
Prepaid expenses and other current assets	2,256	1,995

Total current assets	53,383	46,015
Furniture, equipment, and purchased software, net	401	436
Capitalized computer software development costs, less accumulated amortization	4,560	6,042
Goodwill	5,809	5,809
Other intangibles, net	871	1,288
Other assets	48	67

Total assets	$65,072	$59,657

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$543	$275
Accrued compensation and related costs	1,282	2,110
Accrued reseller commissions	1,013	1,459
Other current liabilities	965	2,111
Deferred revenue	12,622	11,350
Due to ASI	638	—

Total current liabilities	17,063	17,305

Deferred income taxes—long-term	1,620	1,940

Total liabilities	18,683	19,245

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 14,299,762 and 14,214,536 shares issued at April 30, 2008 and 2007, respectively	—	—
Additional paid-in capital	43,249	42,179
Retained earnings	12,051	6,019
Treasury stock, at cost—1,440,525 and 1,296,104 shares at April 30, 2008 and 2007, respectively	(8,911)	(7,786)

Total shareholders’ equity	46,389	40,412

Commitments and contingencies
Total liabilities and shareholders’ equity	$65,072	$59,657

See accompanying notes to consolidated financial statements.

Logility, Inc. and Subsidiary

Consolidated Statements of Operations

Years ended April 30, 2008, 2007 and 2006

(In thousands, except per share data)

	2008	2007	2006
Revenues:
License	$14,554	$16,242	$13,889
Services and other	7,807	6,830	5,796
Maintenance	22,547	20,691	17,618

Total revenues	44,908	43,763	37,303

Cost of revenues:
License	6,007	5,864	3,783
Services and other	3,804	3,697	3,585
Maintenance	4,943	4,858	4,134
Write-down of capitalized computer software development costs	1,196	—	—

Total cost of revenues	15,950	14,419	11,502

Gross margin	28,958	29,344	25,801

Operating expenses:
Research and development	5,341	5,378	4,747
Sales and marketing	10,337	9,778	10,123
General and administrative	4,625	5,317	4,622
Amortization of acquisition-related intangibles	350	350	350

Total operating expenses	20,653	20,823	19,842

Operating income	8,305	8,521	5,959
Investment impairment	—	—	(281)
Interest income	1,535	1,228	843
Other income, net	115	375	(95)

Earnings before income taxes	9,955	10,124	6,425
Income tax (expense) / benefit	(3,923)	(4,130)	1,587

Net earnings	$6,032	$5,994	$8,013

Earnings per common share:
Basic	$0.47	$0.46	$0.63

Diluted	$0.45	$0.45	$0.60

Shares used in the calculation of earnings per common share:
Basic	12,942	12,899	12,817
Diluted	13,331	13,245	13,459

See accompanying notes to consolidated financial statements.

Logility, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

Years ended April 30, 2008, 2007 and 2006

(In thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury stock		Total shareholders’ equity
	Shares	Amount			Shares	Amount
Balance at April 30, 2005	13,975,819	$—	$44,974	$(7,988)	1,008,915	$(6,040)	$30,946

Proceeds from exercise of stock options	188,456	—	596	—	—	—	596
Repurchase of common shares	—	—	—	—	272,189	(1,634)	(1,634)
Deemed dividend with American Software, Inc. related to tax sharing agreement	—	—	(4,933)	—	—	—	(4,933)
Tax benefit from stock options exercised	—	—	902	—	—	—	902
Net earnings	—	—	—	8,013	—	—	8,013

Balance at April 30, 2006	14,164,275	—	41,539	25	1,281,104	(7,674)	33,890

Proceeds from exercise of stock options	50,261	—	161	—	—	—	161
Repurchase of common shares	—	—	—	—	15,000	(112)	(112)
Stock-based compensation	—	—	377	—	—	—	377
Deemed dividend with American Software, Inc. related to tax sharing agreement			(101)				(101)
Tax benefit from stock options exercised	—	—	203	—	—	—	203
Net earnings	—	—	—	5,994	—	—	5,994

Balance at April 30, 2007	14,214,536	—	42,179	6,019	1,296,104	(7,786)	$40,412
Proceeds from exercise of stock options	85,226	—	283	—	—	—	283
Repurchase of common shares	—	—	—	—	144,421	(1,125)	(1,125)
Stock-based compensation	—	—	378	—	—	—	378
Deemed dividend with American Software, Inc. related to tax sharing agreement	—	—	(440)	—	—	—	(440)
Tax benefit from stock options exercised	—	—	849	—	—	—	849
Net earnings	—	—	—	6,032	—	—	6,032

Balance at April 30, 2008	14,299,762	$—	$43,249	$12,051	1,440,525	$(8,911)	$46,389

See accompanying notes to consolidated financial statements.

Logility, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years ended April 30, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net earnings	$6,032	$5,994	$8,013
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,090	3,295	2,556
Stock-based compensation	378	377	—
Investment impairment and write-down of capitalized computer software development costs	1,196	—	281
Tax benefit of options exercised	1,322	566	—
Excess tax benefits from stock-based compensation	(876)	(283)	—
Deferred income taxes	967	3,185	(1,704)
Bond amortization	4	(243)	(76)
Changes in operating assets and liabilities:
Accounts receivable, net	855	(2,091)	(1,605)
Prepaid expenses and other assets	(242)	(288)	(9)
Accounts payable and other accrued liabilities	(2,625)	701	1,573
Deferred revenue	1,272	816	838
Due to American Software, Inc.	1,805	(1,268)	(3,560)

Net cash provided by operating activities	13,178	10,761	6,307

Cash flows from investing activities:
Additions to capitalized computer software development costs	(2,155)	(2,264)	(2,423)
Purchases of furniture, equipment, and computer software costs	(197)	(194)	(196)
Purchased technology	—	(75)	—
Proceeds from maturities of investments	42,057	106,781	93,899
Purchases of investments	(29,902)	(101,880)	(96,758)

Net cash provided by (used in) investing activities	9,803	2,368	(5,478)

Cash flows from financing activities:
Dividend to ASI -tax sharing agreement	(440)	(3,446)	(1,487)
Proceeds from exercise of stock options	283	161	596
Excess tax benefit from stock-based compensation	876	283	—
Repurchases of common stock	(1,125)	(112)	(1,634)

Net cash used in financing activities	(406)	(3,113)	(2,525)

Net change in cash and cash equivalents	22,575	10,016	(1,696)
Cash and cash equivalents at beginning of year	16,144	6,128	7,824

Cash and cash equivalents at end of year	$38,719	$16,144	$6,128

Supplemental disclosures:
Cash paid during the year for:
Income taxes paid	$467	$150	$42

See accompanying notes to consolidated financial statements.

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 30, 2008, 2007, and 2006

(1)	Presentation and Summary of Significant Accounting Policies

(a)	Basis of Presentation

Logility, Inc. and its subsidiary (the Company) develops, markets, and supports an integrated suite of business-to-business collaborative commerce software products. This suite of products is designed to manage the flow of information and products along the entire value chain of an enterprise, from raw materials, manufacturing, and warehousing to final consumption. The Company’s products and services are used by customers within the United States and certain international markets.

The Company is headquartered in Atlanta, Georgia, and is an approximately 88%-owned subsidiary of American Software, Inc. (ASI).

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of Logility, Inc., and its wholly owned subsidiary, Demand Management, Inc (DMI). All significant intercompany balances and transactions have been eliminated in consolidation.

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

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

Services. Revenue derived from services primarily includes consulting, implementation, and training. Fees are billed under primarily time and materials arrangements and are recognized as services are performed. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, (EITF No. 01-14), the Company recognizes amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the consolidated statements of operations under services and other. Reimbursements received from customers for out-of-pocket expenses were recorded to revenue and totaled approximately $807,000, $656,000 and $564,000 for 2008, 2007 and 2006, respectively.

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

Advertising costs. Advertising costs are expensed as incurred. Advertising expense was $1.9 million, $1.8 million, and $1.6 million in fiscal years 2008, 2007, and 2006, respectively.

(d)	Sales Taxes

We account for sales taxes on a net basis in accordance with EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation).

(e)	Cost of Revenues

Cost of revenues for licenses includes amortization of capitalized computer software development costs, salaries and benefits and value added reseller (VAR) commissions. Costs for maintenance and services revenues include the cost of personnel to conduct implementations, customer support and consulting, and other personnel-related expenses as well as agent commission expenses related to maintenance revenues generated by the indirect channel. Commission costs for maintenance are deferred and amortized over the related maintenance term.

(f)	Cash Equivalents

Cash equivalents of $37.3 million and $15.0 million at April 30, 2008 and 2007, respectively, consist of overnight repurchase agreements and money market deposit accounts. The Company considers all such investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

(g)	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short- and long-term investments and accounts receivable. The Company maintains cash and cash equivalents and short- and long-term investments with various financial institutions. The Company’s sales are primarily to companies located in North

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

America and Europe. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Accounts receivable are due principally from companies under stated contract terms.

(h)	Returns and Allowances

The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at April 30, 2008 or 2007.

The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. The total amounts charged/(benefit) to operations were approximately $75,000, $7,000 and $(53,000) for 2008, 2007 and 2006, respectively. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.

(i)	Investments

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

(j)	Furniture, Equipment, and Purchased Computer Software

Furniture and equipment are recorded at cost, less accumulated depreciation. Depreciation of computer and communications equipment and furniture and fixtures is calculated using the straight-line method based upon the estimated useful lives of the assets ranging from three to seven years. The depreciation expense for fiscal 2008, 2007 and 2006 was $173,000, $170,000 and $179,000, respectively. Purchased computer software costs represent the cost of acquiring computer software. Amortization of purchased computer software costs is calculated using the straight-line method over periods of three to five years. The purchased computer software amortization expense for fiscal 2008, 2007 and 2006 was $58,000, $38,000, and $25,000, respectively.

(k)	Capitalized Computer Software Development Costs

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

April 30, 2008, 2007, and 2006

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

Total Expenditures and Amortization. Total expenditures for capitalized computer software development costs, total research and development expense, and total amortization of capitalized computer software development costs are as follows:

	Years ended April 30,
	2008	2007	2006
	(in thousands)
Total capitalized computer software development costs	$2,155	$2,264	$2,423
Total research and development expense	5,341	5,378	4,747

Total research and development expense and capitalized computer software development costs	$7,496	$7,642	$7,170

Total amortization of capitalized computer software development costs	$2,441	$2,605	$1,894
Write-off of capitalized computer software costs as a result of net realizable value analysis, net of accumulated amortization	$1,196	$—	$—

Capitalized computer software development costs consist of the following at April 30, 2008 and 2007 (in thousands):

	2008	2007
Capitalized computer software development costs	$9,073	$23,070
Accumulated amortization	(4,513)	(17,028)

	$4,560	$6,042

(l)	Acquisition-Related Intangible Assets

Acquisition-related intangible assets are stated at historical cost and include acquired software and certain other intangible assets with definitive lives. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, three years, including the period being reported on. The other intangible assets are being amortized over a period of six years. Total amortization expense related to acquisition-related intangible assets was approximately $392,000 for

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

2008, of which $42,000 related to amortization of acquired software is included in cost of license revenues and $350,000 related to other intangible assets is included in operating expenses as amortization of acquisition-related intangibles in the accompanying consolidated statements of operations.

Acquisition-Related Intangible Assets consist of the following (in thousands):

	2008	2007
Acquired software	$300	$300
Contractual distributor relationships	1,000	1,000
Customer relationships	800	800
Trademarks	300	300

	2,400	2,400
Accumulated amortization	(1,554)	(1,162)

	$846	$1,238

2009		$350
2010		350
2011		146

		$846

In May 2006, the Company purchased an additional $75,000 of acquired software and recorded it as an intangible asset. Amortization expense related to the purchase of the additional software was $25,000 in fiscal years ended 2008 and 2007, and is included as a component of cost of license revenues.

(m)	Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Asset. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company had $5.8 million of goodwill at April 30, 2008 and 2007 related to the DMI acquisition.

(n)	Income Taxes

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

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

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

(o)	Use of Estimates

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

(p)	Fair Value of Financial Instruments

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

(q)	Stock Compensation Plan

The Company has two stock-based employee compensation plans, which are described more fully in Note 5. Prior to May 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Substantially no expense associated with employee stock options was recognized prior to May 1, 2006 as all options granted at that time had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

The Company recorded stock option compensation cost of approximately $378,000 and $377,000 and related income tax benefits of approximately $77,000 and $45,000 for the fiscal years ended April 30, 2008 and 2007, respectively. Included in total stock option compensation expense for the fiscal years ended April 30, 2008 and 2007, is approximately $175,000 and $157,000, respectively, of stock compensation expense related to ASI stock options issued to our employees. Stock-based compensation expense for current year grants is recorded on a straight-line basis over the vesting period as an expense to net income and credited directly to additional paid-in capital.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized or which would have been recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company generated excess tax benefits of $876,000 and $283,000 during the years ended April 30, 2008 and 2007, respectively.

The following table shows what the Company’s net earnings and earnings per share would have been using the fair value based method under SFAS No. 123 for the year ended April 30, 2006:

April 30,
2006
(in thousands, except per share data)
Net earnings -as reported	$8,013
Add: Stock-based employee compensation expense included in reported net income (loss), net of taxes	—
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(246)

Pro forma net earnings in accordance with SFAS No. 123	$7,767

Basic net earnings per share:
As reported	$0.63
Pro forma in accordance with SFAS No. 123	$0.61
Diluted net earnings per share:
As reported	$0.60
Pro forma in accordance with SFAS No. 123	$0.58

(r)	Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a group classified as

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

(s)	Impairment of Goodwill

In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company evaluates the carrying value of goodwill annually and between annual evaluations if events occur or circumstances change that would indicate that the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The Company performed its periodic review of its goodwill for impairment as of April 30, 2008, 2007 and 2006 and did not identify any asset impairment as a result of the review.

(t)	Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. No consolidated statements of comprehensive income have been included in the accompanying consolidated financial statements since comprehensive income and net earnings presented in the accompanying consolidated statements of operations would be the same.

(u)	Earnings per Common Share

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

The numerator in calculating both basic and diluted earnings per common share for each year is the same as net earnings. The denominator is based on the following number of common shares:

	Years ended April 30,
	2008	2007	2006
	(In thousands)
Weighted average common shares outstanding used for basic	12,942	12,899	12,817
Dilutive effect of outstanding stock options	389	346	642

Total used for diluted	13,331	13,245	13,459

See Note 5(a) for total stock options outstanding and potentially dilutive.

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

(v)	Guarantees and Indemnifications

The Company accounts for guarantees in accordance with Financial Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of the Company’s products and services. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer, as well as the Company’s modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a refund. The sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have a limited life and monetary award. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of April 30, 2008 or 2007.

The Company warrants to its customers that its software products will perform in all material respects in accordance with its published specifications in effect at the time of delivery of the licensed products to the customer generally for 90 days after delivery of the licensed products. Additionally, the Company warrants to its customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, the Company will provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, the Company has not incurred significant recurring expense under product or service warranties. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2008 or 2007.

(w)	Industry Segment

The Company operates and manages its business as one reportable segment, that being providing supply chain management software solutions to participants along the supply chain.

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

(2)	Investments

Investments, which are classified as held-to-maturity, consisted of the following at April 30, 2008 and 2007 (in thousands):

	2008			2007
	Carrying value	Fair value	Unrealized gain (loss)	Carrying value	Fair value	Unrealized gain (loss)
Commercial paper	$—	$—	$—	$6,972	$6,990	$18
Corporate bonds	—	—	—	1,485	1,341	(144)
Government securities	4,013	4,013	—	7,715	7,709	(6)

	$4,013	$4,013	$—	$16,172	$16,040	$(132)

The contractual maturity of debt securities classified as held to maturity at April 30, 2008 and 2007 were as follows:

	2008	2007
Due within one year	$4,013	$16,172
Due within two years	—	—
Due within three years	—	—
Due after three years	—	—

	$4,013	$16,172

As of April 30, 2008, the Company does not believe any investments to be impaired.

(3)	Furniture, Equipment and Purchased Software

Furniture, equipment and purchased software consisted of the following at April 30, 2008 and 2007 (in thousands):

	2008	2007
Computer and communications equipment	$2,766	$2,698
Furniture and fixtures	697	678
Purchased computer software costs	1,696	1,611

	5,159	4,987
Accumulated depreciation and amortization	(4,758)	(4,551)

	$401	$436

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

(4)	Income Taxes

The Company’s income tax expense (benefit) is as follows:

	Years ended April 30,
	2008	2007	2006
	(in thousands)
Current:
Federal	$2,386	$246	$108
State	570	496	31

	2,956	742	139

Deferred:
Federal	960	3,100	(1,545)
State	7	288	(181)

	967	3,388	(1,726)

	$3,923	$4,130	$(1,587)

The Company’s effective tax rate differs from the “expected” income tax expense calculated by applying the Federal statutory rate of 34% to earnings before income taxes as follows:

	Years ended April 30,
	2008	2007	2006
	(In thousands)
Computed “expected” income tax expense	$3,385	$3,442	$2,185
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax effect	361	697	232
Current period permanent items	134	115	34
Research and development credits	(206)	(186)	—
Change in the valuation allowance for deferred tax assets	283	—	(4,015)
Income tax contingencies	40	60	—
Other, net	(74)	2	(23)

	$3,923	$4,130	$(1,587)

Our effective income tax rates were 39.4% and 40.8% in 2008 and 2007, respectively. We recorded a tax benefit of approximately $1.6 million during 2006. Our effective income tax rate takes into account the source of taxable income and available income tax credits and net operating loss carryforwards. The provision for income taxes in 2008 and 2007 excludes $1.3 million and $566,000, respectively, of tax benefits realized from the recognition of stock option net operating losses, which has been recorded in additional paid-in capital.

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

The significant components of deferred income tax expense attributable to earnings before income taxes for the years ended April 30, 2008, 2007 and 2006 were as follows:

	Years ended April 30,
	2008	2007	2006
	(in thousands)
Deferred income tax expense	$684	$3,388	$2,289
Increase/(decrease) in the valuation allowance for deferred tax assets	283	—	(4,015)

	$967	$3,388	$(1,726)

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities computed on a separate return basis at April 30, 2008 and 2007 are presented as follows:

	April 30,
	2008	2007
	(in thousands)
Deferred income tax assets:
Compensated absences and other expenses, due to accrual for financial reporting purposes	$101	$134
Unrealized gain/losses on investment	283	283
Allowance for doubtful accounts	43	27
Alternative minimum tax credit carryforwards	—	444
Research tax credit carryforwards	—	236
Foreign tax credit carryforwards	—	48
Furniture, equipment and purchased software depreciation	76	70
Nonqualified stock options granted	77	45
Net operating loss carryforwards	—	473

Total gross deferred income tax assets	580	1,760

Valuation allowance	283	—

Net deferred income tax assets	297	1,760

Deferred income tax liabilities:
Capitalized computer software development costs	1,684	2,242
Goodwill amortization	159	97

Total gross deferred income tax liabilities	1,843	2,339

Net deferred income tax liability	$(1,546)	$(579)

In accordance with the Company’s Tax Sharing Agreement with ASI, the Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. The Company has an income tax related payable due to ASI of approximately $909,000 included as a component of Due to ASI in the accompanying consolidated balance sheet at April 30, 2008. In addition to other matters, the Company recognizes a payable to ASI when stock option benefits generated from ASI options exercised by our employees are realized. However, all benefits derived from deferred tax assets, as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards), that arose prior to the

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

initial public offering (originally in the amount of $5,768,000, of which $1,333,000 was used in 1998) were allocated to ASI. Accordingly, the Company did not receive any economic benefit from the $4,435,000 of contributed gross deferred tax assets. None of the pre-IPO NOLs remain as of April 30, 2007.

As of April 30, 2007, the Company also had $506,000 of stock option deductions that were not recognized as such deductions because they were not yet realized under SFAS 123R. These deductions were realized during fiscal 2008 and served to reduce the current tax payable. Such amounts were recorded as a credit to additional paid-in capital.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of April 30, 2008, management determined that it was more likely than not that the benefit of deferred tax assets would be realized by the Company, net of the existing valuation allowances.

During fiscal 2006, the valuation allowance of $4,364,000 was reversed, with $4,015,000 of the reversal being recorded as a deferred tax benefit and $349,000 which was related to the exercise of stock options being recorded as a benefit to additional paid-in capital.

The Company adopted Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on May 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. FIN 48 prescribes a recognition threshold for the financial statement recognition and measurement of a tax position take or expected to be taken within an income tax return. We did not record any cumulative adjustments to retained earnings as of May 1, 2007 as a result of the adoption of FIN 48. As of April 30, 2008 and May 1, 2007, we have recorded a provision of approximately $100,000 and $60,000, respectively, reflecting unrecognized tax benefits, inclusive of interest and penalties, all of which would impact our effective tax rate if recognized. The liability for unrecognized tax benefits is recorded net of any federal tax benefit that would result from payment.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of April 30, 2008 and May 1, 2007, we had recorded a liability for potential penalties and interest of approximately $35,000 and $26,000, respectively, related to uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, excluding interest and penalties (in thousands):

Balance at May 1, 2007	$60
Increases as a result of positions taken during prior periods
Decreases as a result of positions taken during prior periods
Increases as a result of positions taken during the current period	40
Reductions in benefits from lapse in statute of limitations

Balance at April 30, 2008	$100

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

We conduct business globally and, as a result, file income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations for years prior to 2000.

We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

(5)	Shareholders’ Equity

(a)	Stock Compensation

Prior to August 7, 1997, the Company had not issued any stock options; however, certain employees of the Company received and certain employees continue to receive stock options of ASI. Effective August 7, 1997, the Company adopted the Logility, Inc. 1997 Stock Plan (1997 Stock Plan). The Stock Plan provided for grants of incentive stock options and nonqualified stock options to certain key employees and directors of the Company. The Stock Plan also allowed for stock appreciation rights (SARs) in lieu of or in addition to stock options. There have been no SARs granted to date. Existing options granted prior to March 2005 generally vest over a four-year period. The contractual terms of these existing options generally are for ten years. In March 2005, the Board amended the stock option grant form for future grants to provide for a six-year grant life and a five-year vesting period.

At the August 21, 2007 Annual Meeting of Stockholders, the Stockholders of the Company approved the Logility, Inc. 2007 Stock Plan (2007 Stock Plan), which had been approved by the Board of Directors on May 15, 2007. The 2007 Stock Plan replaced the Company’s 1997 Stock Plan, which expired on August 7, 2007. The 2007 Stock Plan provides for the granting of options to purchase up to 500,000 of Shares of Common Stock and up to 300,000 SAR units. The Stock Options and SARs would be granted on terms similar to those in effect under the 1997 Stock Plan at the time of its expiration. Options previously granted under the 1997 Stock Plan continue to be exercisable in accordance with their terms.

A summary of changes in outstanding options for the year ended April 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term-Years	Aggregate Intrinsic Value
Outstanding at May 1, 2007	746,086	$4.75
Granted	23,000	10.17
Exercised	(85,226)	3.32
Forfeited/canceled	(14,340)	13.85

Outstanding at April 30, 2008	669,520	$4.92	3.8	$1,850,393

Exercisable at April 30, 2008	536,895	$4.39	3.5	$1,724,366

The weighted-average grant date fair values of stock options granted during the years ended April 30, 2008, 2007 and 2006 were $4.99 per share, $4.57 per share and $4.80 per share, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended April 30, 2008, 2007 and 2006:

	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	63.3%	64.5%	68.0%
Risk-free interest rate	4.8%	4.9%	4.5%
Expected life	4.4 Years	4.5 Years	4.5 Years

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

Options issued after May 1, 2007 with graded vesting are valued as a single award. The total value of the award is expensed on a straight line basis over the vesting period with the amount of compensation cost recognized at any date at least equal to the portion of the grant date value of the award that is vested at that date. During the years ended April 30, 2008, 2007, and 2006 the Company issued 85,226, 50,261 and 188,456 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of Logility options exercised during the years ended April 30, 2008, 2007 and 2006, based on market value at the exercise dates was $693,870, $284,972 and $1,097,466, respectively. As of April 30, 2008, unrecognized compensation cost related to unvested stock option awards totaled approximately $1.1 million (inclusive of approximately $800,000 related to ASI options issued to Logility employees), and is expected to be recognized over a weighted average period of 2.1 years.

(b)	Stock Repurchases

In February 2003, the Company’s Board of Directors amended an existing stock repurchase program to authorize the repurchase of up to an additional 400,000 shares of the Company’s common stock for a total authorized repurchase amount of up to 1,550,000 shares. The Company had repurchased 1,440,525 shares of its common stock for $8,911,000 as of April 30, 2008.

(6)	International Revenue and Significant Customer

International revenues were approximately $7.5 million or 17% of total revenues, $6.6 million or 15% of total revenues and $5.3 million or 14% of total revenues for the years ended April 30, 2008, 2007, and 2006, respectively, and were derived primarily from customers in Europe.

No individual customer accounted for more than 10% of revenue for the years ended April 30, 2008, 2007, and 2006.

(7)	Investment Impairment

In 2006, we recorded $281,000 of investment impairment charges related to a minority investment.

(8)	Commitments and Contingencies

(a)	401(k) Profit Sharing Plan

The employees of the Company are offered the opportunity to participate in the American Software, Inc. 401(k) Profit Sharing Plan (the 401(k) Plan), which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan,

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

employees are eligible to participate on the first day of the month following the date of hire. Eligible employees may contribute up to 60% of pretax income to the 401(k) Plan. Subject to certain limitations, the Company may make a discretionary profit sharing contribution at an amount determined by the board of directors of the Company. The Company did not make profit sharing contributions for 2008, 2007, and 2006.

(b)	Lease Commitments

The Company occupies its principal office facilities under a facilities agreement with ASI dated August 1, 1997, that is cancelable upon 90-day notice by either party (see note 9). Amounts allocated to the Company for rent expense for these facilities were $428,000, $417,000, and $411,000 for the years ended April 30, 2008, 2007, and 2006, respectively. In addition, the Company has various other operating leases. Rent expense under these facility leases was $495,000, $536,000, and $504,000 for the years ended April 30, 2008, 2007, and 2006, respectively.

Future minimum lease payments under non-cancelable operating leases (excluding cancelable leases with ASI) are as follows (in thousands):

Year ended April 30:
2009	$440
2010	260
2011	231
2012	231
2013	231

$1,393

(c)	Contingencies

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

We are currently a party to a legal proceeding. While we currently believe that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position or overall trends in the results of operations, legal proceedings are subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which the ruling occurs. The estimate of the potential impact from this legal proceeding on our financial position or overall results of operation could change in the future.

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

(9)	Agreements with ASI

Effective August 1, 1997 (except for the Tax Sharing Agreement, which was effective January 23, 1997), the Company entered into certain contractual arrangements with ASI related to the following:

Tax Sharing Agreement—Certain terms under the Tax Sharing Agreement are described in Note 4.

Services Agreement—Commencing August 1, 1997, the Company began purchasing (or selling) various services from (to) ASI based upon various cost methodologies as described below:

Service	Cost methodology	Expense for the year ended April 30, 2008	Expense for the year ended April 30, 2007	Expense for the year ended April 30, 2006
• General corporate services, including accounting, insurance expense, and employee benefits services	Apportioned based on formula to all ASI subsidiaries	$1,234,000	$1,285,000	$1,186,000

• Professional services to customers on behalf of the Company (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	44,000	148,000	73,000

Facilities Agreement—The Company leases various properties from ASI for specified square foot rates. The stated term of the agreement was for two years and is renewed automatically thereafter for successive one- year terms; however, it may be terminated by either party after a 90-day notice. Also included in these costs are utilities, telephone, and security expenses.		428,000	417,000	411,000

Stock Option Agreement—The Company has granted ASI an option to purchase Company common stock to enable ASI to maintain the necessary ownership percentage required to consolidate the Company in ASI’s consolidated Federal income tax return. The purchase price of the option is the average of the closing price on each of the five business days immediately preceding the date of payment.		Not applicable	Not applicable	Not applicable

Technology License Agreement—The Company granted ASI a nonexclusive, nontransferable, worldwide perpetual right and license to use, execute, reproduce, display, etc., its Supply Chain Planning and Execution Solutions (which ASI had transferred to the Company) so that ASI may maintain and support end-users of the software products. The license is fully paid and royalty-free.		Not applicable	Not applicable	Not applicable

Marketing License Agreement—The Company previously utilized ASI as a nonexclusive marketing representative for licensing of its products and paid ASI 30% (50% for certain international licenses) of net license fees for its services. This agreement expired August 1, 2003 and was not renewed.		—	—	—

LOGILITY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

April 30, 2008, 2007, and 2006

(10)	Financial Statements and Supplementary Data (Unaudited)

The following schedule represents results for each quarter in the years ended April 30, 2008 and 2007 (in thousands, except per share amounts):

	Total Revenues	Gross Margin	Operating Income	Net Earnings	Diluted net Earnings per share*
Quarter ended:
July 31, 2007	$11,965	$8,229	$3,000	$1,847	$0.14
October 31, 2007	11,134	7,324	2,200	1,673	0.13
January 31, 2008	9,931	5,257	675	835	0.06
April 30, 2008	11,878	8,148	2,430	1,677	0.12

Year ended April 30, 2008	$44,908	$28,958	$8,305	$6,032	$0.45

Quarter ended:
July 31, 2006	$9,594	$6,137	$1,236	$923	$0.07
October 31, 2006	10,019	6,465	1,480	1,115	0.08
January 31, 2007	11,296	7,870	2,650	1,995	0.15
April 30, 2007	12,854	8,872	3,155	1,961	0.15

Year ended April 30, 2007	$43,763	$29,344	$8,521	$5,994	$0.45

*	Quarterly amounts do not sum to full year total due to rounding

(11)	Subsequent Event

During June 2008, the Company purchased 39,620 shares of its common stock for $296,841 under the current authorized share buy-back program.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Logility, Inc.:

We have audited the accompanying consolidated balance sheets of Logility, Inc. and subsidiary (the “Company”) as of April 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Logility, Inc. and subsidiary as of April 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements effective May 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment in 2007.

/s/    KPMG LLP

Atlanta, Georgia

July 14, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer (CEO) and chief financial officer (CFO), to allow timely decisions regarding required disclosure.

Our CEO and CFO, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2008. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of April 30, 2008.

We believe our consolidated financial statements present fairly in all material respects our financial position, results of operations and cash flows in our annual report on Form 10-K. The unqualified opinion of our independent registered public accounting firm on our consolidated financial statements as of April 30, 2008 and 2007 and for the years ended April 30, 2008, 2007, and 2006, is included in this Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us. Internal control over financial reporting is a process designed by or under the supervision of our CEO and CFO, and effectively by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations from our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of April 30, 2008. In making this assessment, our management used the criteria set forth in

Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of April 30, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The directors and executive officers of Logility are as follows:

Name	Age	Position
J. Michael Edenfield	50	Chief Executive Officer, President and Director
James C. Edenfield	73	Chairman of the Board of Directors
Frederick E. Cooper	66	Director
Parker H. Petit	68	Director
Dr. John A. White	68	Director
Vincent C. Klinges	45	Chief Financial Officer
H. Allan Dow	44	Executive Vice President, Worldwide Sales and Marketing
Donald L. Thomas	61	Vice President, Customer Service

Directors are divided into three classes, with staggered three-year terms. Information regarding the directors of the Company, including their ages, their principal occupations for at least the past five years, other public company directorships held by them and the year each was first elected as a director of the Company, are set forth under the caption “Election of Directors” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by reference.

Executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors. Information regarding the executive officers of the Company who are not directors, including their principal occupations for at least the past five years, is set forth below:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and holders of more than 10% of our Common Stock are required under regulations promulgated by the Commission to furnish us with copies of all Section 16(a) forms they file. Based upon a review by the Company of filings made under Section 16(a) of the Exchange Act and representations from its directors and officers, all of the reports required to be filed during fiscal 2008 were filed on a timely basis, except for a single report filed by Dr. John A. White relating to a sale of stock, which was inadvertently filed approximately two weeks after the date on which it was required to be filed.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics, which applies to all directors, officers and employees of the Company, including its Chief Executive Officer, Chief Financial Officer and Controller. The Code of Business Conduct and Ethics is available on the Company’s website at http://www.logility.com/about/investor_relations.html. The Company will post any material amendments or waivers to its website.

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

Relationship with American Software, Inc.

In November 1997, we completed an initial public offering of 2,530,000 shares of common stock. Prior to that time, Logility was a wholly-owned subsidiary of American Software, Inc. operating as the supply chain planning software group, warehouse management software group and transportation management group. In anticipation of such offering, Logility and American Software entered into a number of agreements for the purpose of defining certain relationships between the parties (the “Intercompany Agreements”). The more significant of the Intercompany Agreements are summarized below. As a result of American Software’s ownership interest in Logility, the terms of such agreements were not the result of arms-length negotiation. Management of the Company believes, however, that the fees for the various services provided do not exceed fees that would be paid if such services were provided by independent third parties.

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

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either Logility or American Software elects not to renew its term by giving proper notice. We will indemnify American Software against any damages that American Software may incur in connection with its performance of services under the Services Agreement (other than those arising from American Software’s gross negligence or willful misconduct), and American Software will indemnify us against any damages arising out of American Software’s gross negligence or willful misconduct in connection with its rendering of services under the Services Agreement. For the fiscal years ended April 30, 2008, 2007 and 2006, the amounts paid by us to American Software pursuant to this agreement were $1.3 million, $1.4 million and $1.3 million, respectively.

Facilities Agreement

American Software and Logility have entered into a Facilities Agreement (the “Facilities Agreement”), which provides that we may occupy space located in certain facilities owned or leased by American Software (or subsidiaries of American Software). The Facilities Agreement had an initial term of two years and is renewed automatically thereafter for successive one-year terms unless either American Software or Logility elects not to renew its term. The Facilities Agreement may be terminated upon 30 days’ written notice by us for any reason with respect to any particular facility. Our leasing of space at any facility under the Facilities Agreement is limited by the term of the underlying lease between American Software and a landlord with respect to any facility leased by American Software and by the disposition by American Software of any facility owned by American Software. For the fiscal years ended April 30, 2008, 2007 and 2006, the amounts paid by us to American Software pursuant to this agreement were $428,000, $417,000 and $411,000, respectively. Included in these amounts are lease expense, utilities expense, telephone expense, and security expense.

Tax Sharing Agreement

We are included in American Software’s federal consolidated (and certain state consolidated returns) income tax group, and our federal and certain state income tax liability will be included in the consolidated federal and certain state income tax liability of American Software and its subsidiaries. Logility and American Software have entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) pursuant to which American Software and Logility will make payments between them such that the amount of taxes to be paid by Logility, subject to certain adjustments, will be determined as though we were to file separate federal, state, and local income tax returns, rather than as a consolidated subsidiary of American Software. Pursuant to the Tax Sharing Agreement, under certain circumstances, we will be reimbursed for tax attributes that we generate after deconsolidation of Logility from the consolidated tax group of American Software, such as net operating losses and loss carry forwards. Deconsolidation is effective if and when American Software’s ownership of Logility falls below 80%. No such deconsolidation is currently in process. Such reimbursement, if any, will be made for utilization of our losses only after such losses are utilized by American Software. For that purpose, all losses of American Software and its consolidated income tax group will be deemed utilized in the order in which they are recognized. We will pay American Software a fee intended to reimburse American Software for all direct and indirect costs and expenses incurred with respect to American Software’s share of the overall costs and expense incurred by American Software with respect to tax related services. In addition to other matters, the Company recognizes a payable to ASI when stock option benefits generated from ASI options exercised by our employees are realized.

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

Intercompany Loans

As a result of the various transactions between the Company and American Software (ASI), amounts payable to and receivable from ASI arise from time to time. At April 30, 2008, there was a payable to ASI in the amount of $638,000.

Item 14.	Principal Accountant Fees and Services

This information is set forth under the caption “Audit Committee Report and Independent Registered Public Accounting Firm” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial statement schedule included in Part IV of this Form:

Page
Schedule II—Valuation and Qualifying Accounts—for the three years ended April 30, 2008	85

All other financial statements and schedules not listed above are omitted as the required information is not applicable or the information is presented in the financial statements or related notes. A list of other financial statements included in this Report is set forth in Item 8.

2.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

3.1	Logility’s Amended and Restated Articles of Incorporation, and amendments included as Exhibit 3.1 to Logility’s Registration Statement No. 333-33385 on Form S-1 (the “S-1 Registration Statement”) and incorporated herein by this reference.

3.2	Logility’s Amended and Restated By-Laws, included as Exhibit 3.1 to the S-1 Registration Statement and incorporated herein by this reference.

10.1	1997 Stock Plan, Amended and Restated as of August 26, 1998, included as Exhibit 4.1 to Logility’s Form S-8 Registration Statement No. 333-62531 and incorporated herein by this reference.

10.2	2007 Stock Plan dated May 15, 2007, included as Exhibit 4.1 to Logility’s Registration Statement No. 333-145797 and incorporated herein by reference.

10.3	Subsidiary Formation Agreement among Logility, American Software, and certain subsidiaries of American Software, as amended, included as Exhibit 10.3 to the S-1 Registration Statement, and incorporated herein by this reference.

10.4	Merger Agreement between Logility and Distribution Sciences, Inc., included as Exhibit 10.4 to the S-1 Registration Statement, and incorporated herein by this reference.

10.5	Services Agreement between Logility and American Software, included as Exhibit 10.5 to the S-1 Registration Statement, and incorporated herein by this reference.

10.6	Facilities Agreement between Logility and American Software, included as Exhibit 10.6 to the S-1 Registration Statement, and incorporated herein by this reference.

10.7	Tax Sharing Agreement between Logility and American Software, included as Exhibit 10.7 to the S-1 Registration Statement, and incorporated herein by this reference.

10.8	Stock Option Agreement between Logility and American Software, included as Exhibit 10.8 to the S-1 Registration Statement, and incorporated herein by this reference.

10.9	Technology License Agreement between Logility and American Software, as amended, included as Exhibit 10.9 to the S-1 Registration Statement, and incorporated herein by this reference.

10.10	Asset Purchase Agreement dated as of September 30, 2004 by and among Demand Management, Inc., a Georgia corporation, as purchaser; Demand Management, Inc., a Missouri corporation, as Seller; and the shareholders, included as Exhibit 10.1 to Form 10-Q of Logility for the Quarter ended October 31, 2004, and incorporated herein by this reference.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Schedule II

	Balance at beginning of year	Amounts Charged to expense	Other additions(1)	Deductions(2)	Balance at end of year
Years ended:
April 30, 2008	$73	75	35	68	115
April 30, 2007	$64	7	2	—	73
April 30, 2006	$230	(53)	2	115	64

(1)	Recovery of previously written-off amounts.
(2)	Write-off of uncollectible accounts.

Deferred Income Tax Valuation Allowance

The deferred tax valuation allowance roll-forward is included in Item 8 of this report under “Notes to Consolidated Financial Statements”—Note 4

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGILITY, INC.
By:	/S/ J. MICHAEL EDENFIELD
J. Michael Edenfield Chief Executive Officer

Date: July 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ J. MICHAEL EDENFIELD J. Michael Edenfield	President, Chief Executive Officer	July 14, 2008

/S/ JAMES C. EDENFIELD James C. Edenfield	Chairman of the Board of Directors	July 14, 2008

/S/ FREDERICK E. COOPER Frederick E. Cooper	Director	July 14, 2008

/S/ PARKER H. PETIT Parker H. Petit	Director	July 14, 2008

/S/ DR. JOHN A. WHITE Dr. John A. White	Director	July 14, 2008

/S/ VINCENT C. KLINGES Vincent C. Klinges	Chief Financial Officer	July 14, 2008

/S/ HERMAN L. MONCRIEF Herman L. Moncrief	Controller and Principal Accounting Officer	July 14, 2008