Form 10-Q
period 2008-07-31
LOGILITY INC
filed 2008-09-09
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at September 8, 2008
Common Stock, no par value	12,885,267 Shares

LOGILITY, INC. AND SUBSIDIARY

Form 10-Q

Quarter Ended July 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Logility, Inc. and Subsidiary

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	July 31, 2008	April 30, 2008

ASSETS
Current assets:
Cash and cash equivalents	$26,133	$38,719
Investments	18,296	4,013
Trade accounts receivable, less allowance for doubtful accounts of $89 at July 31, 2008 and $115 at April 30, 2008:
Billed	4,551	6,897
Unbilled	1,515	1,424
Deferred income taxes	73	74
Prepaid expenses and other current assets	2,252	2,256

Total current assets	52,820	53,383
Furniture, equipment, and purchased software, net	377	401
Capitalized computer software development costs, less accumulated amortization	4,512	4,560
Goodwill	5,809	5,809
Other intangibles, net	777	871
Other assets	40	48

	$64,335	$65,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249	$543
Accrued compensation and related costs	772	1,282
Accrued reseller commissions	1,235	1,013
Other current liabilities	737	965
Deferred revenue	11,766	12,622
Due to American Software, Inc.	756	638

Total current liabilities	15,515	17,063

Deferred income taxes	1,616	1,620

Total liabilities	17,131	18,683

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 14,363,762 and 14,299,762 shares issued at July 31, 2008 and April 30, 2008, respectively	—	—
Additional paid-in capital	43,666	43,249
Retained earnings	12,745	12,051
Treasury stock, at cost – 1,480,145 and 1,440,525 shares at July 31, 2008 and April 30, 2008, respectively	(9,207)	(8,911)

Total shareholders’ equity	47,204	46,389

Commitments and contingencies

	$64,335	$65,072

See accompanying notes to condensed consolidated financial statements - unaudited.

Item 1.	Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended July 31,
	2008	2007
Revenues:
License	$2,009	$4,677
Services and other	1,569	2,013
Maintenance	5,810	5,275

Total revenues	9,388	11,965

Cost of revenues:
License	1,252	1,634
Services and other	902	1,022
Maintenance	1,191	1,080

Total cost of revenues	3,345	3,736

Gross margin	6,043	8,229

Operating expenses:
Research and development	1,265	1,352
Sales and marketing	2,475	2,452
General and administrative	1,229	1,337
Amortization of acquisition-related intangibles	88	88

Total operating expenses	5,057	5,229

Operating income	986	3,000
Other income, net	156	409

Earnings before income taxes	1,142	3,409
Income taxes	448	1,562

Net earnings	$694	$1,847

Earnings per common share:
Basic	$0.05	$0.14

Diluted	$0.05	$0.14

Shares used in the calculation of earnings per common share:
Basic	12,860	12,932

Diluted	13,091	13,315

See accompanying notes to condensed consolidated financial statements - unaudited.

Item 1.	Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended July 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$694	$1,847
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	114	89
Depreciation and amortization	693	813
Bond amortization	9	2
Tax benefit of stock options exercised	160	1,091
Excess tax benefits from stock based compensation	(57)	(690)
Deferred income taxes	(3)	567
Decrease (increase) in assets:
Accounts receivable, net	2,255	222
Prepaid expenses and other assets	12	320
Due from American Software, Inc.	118	416
Increase (decrease) in liabilities:
Accounts payable, accrued costs, other current liabilities and income taxes payable	(810)	(1,348)
Deferred revenue	(856)	873

Net cash provided by operating activities	2,329	4,202

Cash flows from investing activities:
Additions to capitalized computer software development costs	(507)	(525)
Purchases of furniture, equipment, and computer software costs	(20)	(46)
Proceeds from maturities of investments	23,465	31,108
Purchases of investments	(37,757)	(21,904)

Net cash (used in) provided by investing activities	(14,819)	8,633

Cash flows from financing activities:
Proceeds from exercise of stock options	221	195
Dividends to American Software, Inc.	(78)	(274)
Excess tax benefits from stock-based compensation	57	690
Repurchases of common stock	(296)	(338)

Net cash (used in) provided by financing activities	(96)	273

Net change in cash and cash equivalents	(12,586)	13,108
Cash and cash equivalents at beginning of period	38,719	16,144

Cash and cash equivalents at end of period	$26,133	$29,252

See accompanying notes to condensed consolidated financial statements - unaudited.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited

July 31, 2008

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at July 31, 2008, the results of operations for the three-months ended July 31, 2008 and 2007 and cash flows for the three-months ended July 31, 2008 and 2007. The results for the three months ended July 31, 2008 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended April 30, 2008.

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue, vendor specific objective evidence (“VSOE”), bad debts, capitalized software costs, goodwill, intangible assets, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

We are an approximately 88% owned subsidiary of American Software, Inc. (“ASI”), a publicly held provider of enterprise resource planning and supply chain management software solutions (NASDAQ – AMSWA).

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

July 31, 2008

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

Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not we 1) act as principal in the transaction, 2) take title to the products, 3) have risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) act as an agent or broker with compensation on a commission or fee basis. Accordingly, we typically record our sales through the DMI channel on a gross basis.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize fees as we perform services. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14), we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenues in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $184,000 and $183,000 for the three-months ended July 31, 2008 and 2007, respectively.

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

July 31, 2008

Deferred Revenue. Deferred revenue represents advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenue.

Sales Taxes. We account for sales taxes on a net basis in accordance with EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation).

F.	Major Customer

No single customer accounted for more than 10% of total revenues for the three-months ended July 31, 2008. One customer accounted for approximately 12% of total revenues for the three-months ended July 31, 2007. The related accounts receivable balance for this customer as of July 31, 2007 was approximately $1.8 million.

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

The numerator in calculating both basic and diluted earnings per share of common stock for each period is the same as net earnings. The denominator is based on the number of shares of common stock as shown in the following table:

	Three months ended July 31,
	2008	2007
	(in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding	12,860	12,932
Dilutive effect of outstanding stock options	231	383

Total	13,091	13,315

Net earnings:	$694	$1,847

Net earnings per common share:
Basic	$0.05	$0.14

Diluted	$0.05	$0.14

For the three-months ended July 31, 2008 and July 31, 2007, we excluded options to purchase 182,033 and 21,590 shares of common stock from the computation of diluted earnings per share. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of July 31, 2008, we had a total of 606,520 options outstanding and as of July 31, 2007, we had a total of 691,310 options outstanding.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

July 31, 2008

H.	Share Repurchases

The Company’s Board of Directors has authorized the repurchase of up to 1,550,000 shares of the Company’s common stock. The Company had repurchased 1,480,145 shares of its common stock for approximately $9.2 million as of July 31, 2008.

I.	Stock-Based Compensation

We recorded stock option compensation cost of $113,996 and $89,151 and related income tax benefits of $6,853 and $18,470 during the three-months ended July 31, 2008 and 2007, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period.

SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. We generated excess tax benefits of $57,000 and $690,000 for the three-months ended July 31, 2008 and 2007, respectively.

During the three-months ended July 31, 2008 and 2007, we issued 64,000 and 63,776 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three-months ended July 31, 2008 and 2007 based on market value at the exercise dates was approximately $232,000 and $500,000, respectively. As of July 31, 2008, unrecognized compensation cost related to unvested stock option awards totaled approximately $1.2 million which we expect to recognize over a weighted average period of 2.0 years.

J.	Fair Value of Financial Instrument

Effective May 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which requires disclosures about our assets and liabilities that are measured at fair value. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We have not applied the provisions of SFAS No. 157 to non-financial assets, such as our property and equipment, goodwill, capitalized software and certain other assets, which are measured at fair value for impairment assessment. We will apply the provisions of SFAS No. 157 to these assets and liabilities, beginning May 1, 2009, in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157.”

SFAS No. 157 establishes a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset or liability and their characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1 – Quoted prices in active markets for identical instruments.

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

July 31, 2008

The following is a general description of the valuation methodologies used for financial assets and liabilities measured at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Cash Equivalents – Cash equivalents include investments in government obligations money-market fund, in other money market instruments and in interest-bearing deposits with initial or remaining terms of three months or less. The fair value of cash equivalents approximates its carrying value due to the short-term nature of these instruments

Marketable Securities – Marketable securities utilizing Level 1 inputs include active exchange-traded equity securities and equity index funds, and most U.S. Government debt securities, as these securities all have quoted prices in active markets. Marketable securities utilizing Level 2 inputs include municipal bonds. These securities are valued using market corroborated pricing or other models that utilize observable inputs such as yield curves.

The following table presents our assets and liabilities that we measured at fair value on a recurring basis as of July 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of July 31, 2008
Cash equivalents	$25,439	—	—	$25,439
Marketable securities	13,002	5,294	—	$18,296

Total	$38,441	$5,294	$—	$43,735

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS 115”, permits but does not require us to measure financial instruments and certain other items at fair value. We did not elect to measure our financial instruments under the provisions of SFAS No. 159, thus our adoption of this statement effective May 1, 2008 did not have an impact on our consolidated financial statements.

K.	Agreements with American Software, Inc. (“ASI”)

We have entered into certain contractual arrangements with ASI, as described below. Because ASI owns a majority of our shares, the terms of these agreements do not reflect arm’s length negotiation. However, management believes that the rates negotiated in the agreements reflect fair market values.

Tax Sharing Agreement— In accordance with the Company’s Tax Sharing Agreement with ASI, the Company computes a separate, stand-alone income tax provision and settles balances due to or from ASI on this basis. In addition to other matters, the Company recognizes a payable to ASI when stock option benefits generated

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

July 31, 2008

from ASI options exercised by our employees are realized. However, all benefits derived from deferred tax assets, as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards), that arose prior to the initial public offering (originally in the amount of $5,768,000, of which $1,333,000 was used in 1998) were allocated to ASI. Accordingly, the Company did not receive any economic benefit from the $4,435,000 of contributed gross deferred tax assets. None of the pre-IPO NOLs remain as of April 30, 2008.

Services Agreement—We purchase or sell various services from or to ASI based upon various cost methodologies as described below:

Service	Cost methodology	Three-months ended July 31, 2008	Three-months ended July 31, 2007
• General corporate services including accounting, insurance and employee benefits services expense	Apportioned based on formula to all ASI subsidiaries	$291,374	$320,367
• Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	$10,150	$13,550

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either we or American Software elect not to renew its term by giving proper notice. The Services Agreement has been renewed annually since the initial term. We will indemnify ASI against any damages that ASI may incur in connection with its performance of services under the Services Agreement (other than those arising from its gross negligence or willful misconduct), and ASI will indemnify us against any damages arising out of its gross negligence or willful misconduct in connection with ASI’s rendering of services under the Services Agreement.

Facilities Agreement—We lease various properties from ASI for specified square foot rates pursuant to a Facilities Agreement dated August 1, 1997, which the parties have renewed automatically annually since the initial two-year term. The stated term of the agreement was for two years and is renewed automatically thereafter for successive one-year terms; however, either party may terminate the agreement after a 90 day notice. ASI also allocates utilities, telephone and security expenses under this agreement based on our percentage of occupancy. Our lease of space at any facility under the agreement is limited by the term of the underlying lease between ASI and a landlord with respect to any facility leased by ASI and is subject to the disposition by ASI of any facility that ASI owns. The parties valued the services related to this agreement at $108,000 for the three-months ended July 31, 2008 and $106,000 for the three-months ended July 31, 2007.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

July 31, 2008

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

M.	Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of fiscal 2010. Our adoption of SFAS No. 157 for financial assets and liabilities on May 1, 2008 did not have a material impact on our consolidated financial statements (see Note J). We are currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited (continued)

July 31, 2008

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements,” and FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective for the entity’s fiscal year that begins after November 15, 2007. The Company did not elect to measure at fair value any of its financial instruments under the provisions of SFAS No. 159. Thus our adoption of this statement effective May 1, 2008 did not have an impact on our consolidated financial statements (see Note J).

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

Although we believe that the goals, plans, expectations, and prospects that our forward-looking statements reflect are reasonable in view of the information currently available to us, those statements are not guarantees of performance. There are many factors that could cause our actual results to differ materially from those anticipated by forward-looking statements made herein. These factors include, but are not limited to, continuing economic uncertainty, the timing and degree of business recovery, unpredictability and the irregular pattern of future revenues, competitive pressures, delays and other risks associated with new product development, the challenges and risks associated with integration of acquired product lines and companies, the effect of competitive products and pricing, the difficulty of predicting the effectiveness and duration of third-party marketing agreements, undetected software errors, and risks associated with market acceptance of our products and services. The terms “fiscal 2009” and “fiscal 2008” refer to our fiscal years ending April 30, 2009 and 2008, respectively.

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad and in particular may be affected by conditions in U.S. global credit markets. In recent years, the weakness in the overall world economy and the U.S. economy in particular, has resulted in reduced expenditures in the business software market.

Overall information technology spending continues to be relatively weak as a result of the current global economic environment particularly in the United States. We believe, over the long term, information technology spending should incrementally improve as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time due in part to the recent concerns in the global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

BUSINESS OVERVIEW

We provide supply chain management (SCM) solutions to streamline and optimize the market planning, management, production and distribution of products for manufacturers, suppliers, distributors and retailers. The supply chain refers to the complex network of business relationships with trading partners (customers, suppliers and carriers) used to forecast, source, manufacture, store, and deliver products and services to multiple locations and customers by various modes of transportation. Supply chain operations include forecasting, demand management, supply planning, sourcing, manufacturing, logistics, warehouse management, and transportation operations within an enterprise as well as with other business-to-business collaborative processes among customers, suppliers and carriers. Our solutions enable enterprises to increase their market visibility, build competitive advantages and increase profitability by reducing costs, increasing revenues, improving operational efficiencies and collaborating with suppliers and customers to more effectively respond to dynamic market conditions. Additionally, our solutions streamline and automate the executive Sales and Operations Planning (S&OP) process to create and assess business plans that profitably match supply with demand while synchronizing supply chain operations with strategic corporate goals.

We derive revenues primarily from three sources: software licenses, services and other, and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, and consulting services. We bill primarily under time and materials arrangements and recognize revenues as we perform services. Maintenance agreements typically are for a one- to three-year term, usually commencing at the time of the initial product license. We generally bill maintenance fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenues ratably over the term of the maintenance agreement. Deferred revenues represent advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

Our cost of revenues for licenses includes amortization of capitalized computer software development costs, salaries and benefits and value added reseller (VAR) commissions. Costs for maintenance and services revenues include the cost of personnel to conduct implementations, customer support and consulting, and other personnel- related expenses as well as agent commission expenses related to maintenance revenues generated by the indirect channel.

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

Acquisition Opportunities. There are opportunities for select acquisitions or investments to expand our sales distribution channels and/or broaden our product offering by providing additional solutions for our target markets.

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

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three-months ended July 31, 2008 and 2007:

	Three Months Ended July 31,
	Percentage of Total Revenues		Pct. Change in Dollars
	2008	2007	2008 vs 2007
Revenues:
License	21%	39%	(57)%
Services and other	17	17	(22)
Maintenance	62	44	10

Total revenues	100	100	(22)

Cost of revenues:
License	13	14	(23)
Services and other	10	8	(12)
Maintenance	13	9	10

Total cost of revenues	36	31	(10)

Gross margin	64	69	(27)

Operating expenses:
Research and development	14	12	(6)
Sales and marketing	26	20	1
General and administrative	13	11	(8)
Amortization of acquisition-related intangibles	1	1	—

Total operating expenses	54	44	(3)

Operating income	10	25	(67)
Other income, net	2	3	(62)

Earnings before income taxes	12	28	(67)
Income taxes	5	13	(71)

Net earnings	7%	15%	(62)%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007:

REVENUES:

For the quarter ended July 31, 2008, the 22% decrease in revenues from the three-months ended July 31, 2007 was primarily attributable to decreases in license fees and services and other revenues, partially offset by an increase in maintenance revenues. International revenues represented approximately 19% and 17% of total revenues for the three-months ended July 31, 2008 and 2007, respectively. Our revenues and particularly our international revenues may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period. No single customer accounted for more than 10% of our total revenues for the three-months ended July 31, 2008. One customer accounted for approximately 12% of our total revenues for the three-months ended July 31, 2007.

LICENSES. The 57% decrease in license fees in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 was primarily due to reduced sales of our Voyager product and an overall decrease in DMI sales in both cases resulting from a more difficult selling environment as a result of the overall slowdown in the economy. The direct sales channel provided approximately 35% of license fee revenues for the three-months ended July 31, 2008 compared to approximately 59% in the comparable period a year ago due to a change in the sales mix between Voyager and DMI products. For the three-months ended July 31, 2008, our margins after commissions on direct sales were approximately 85% compared to approximately 87% in the previous year. Our margins after commissions on indirect sales were substantially unchanged, being approximately 50% for the three-months ended July 31, 2008 and 2007. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. The 22% decrease in services and other revenues in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 was primarily due to a decrease in overall software implementation services related to decreased license fee sales in recent quarters and the completion of a service contract with a significant customer. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. The 10% increase in maintenance revenues in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 were primarily due to improved customer retention and an increase in average per customer fees. The increase is also slightly due in part to an increase in DMI license fees in the prior periods resulting in increased maintenance revenues in the current quarter. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Three-months ended July 31,
($000’s omitted)	2008		2007
Gross margin on license fees:	$757	38%	$3,043	65%
Gross margin on services and other:	667	43%	991	49%
Gross margin on maintenance:	4,619	80%	4,195	80%

Total gross margin:	$6,043	64%	$8,229	69%

For the three-months ended July 31, 2008, the decrease in total gross margin percentage was due to decreases in gross margin percentages for both license fees and services and other.

LICENSES. The decrease in gross margin percentage on license fees for the three-months ended July 31, 2008 was primarily due to a decrease in license fee revenues and an increase in deals sold by our indirect sales force, which typically carry higher agent commissions, when compared to the same period in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees. To a lesser degree, our license fee gross margin percentage in a given period is related to the variable expense of DMI’s agent commissions, and the proportion of license fees represented by DMI in that period.

SERVICES AND OTHER. For the three-months ended July 31, 2008, services gross margin percentage decreased due to decreases in billing activity and overall decreases in services and other revenues. Services and other gross margin varies based on resource utilization and related billing rates as well as the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively fixed in the short term.

MAINTENANCE. Maintenance gross margin percentage remained consistent for the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. The primary component of cost of maintenance revenues is staffing, which is relatively fixed in the short term.

EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three-Months Ended ($000’s omitted)
	July 31, 2008	Percent Change	July 31, 2007
Gross product research and development costs	$1,772	(6)%	$1,877
Percentage of total revenues	19%		16%
Less: Capitalized computer software research and development costs	$(507)	(3)%	$(525)
Percentage of gross product research and development costs	29%		28%

Product research and development expenses	$1,265	(6)%	$1,352
Percentage of total revenues	13%		11%
Total amortization of capitalized computer software development costs	$555	(13)%	$638

For the three-months ended July 31, 2008, both capitalized software development costs and gross product research and development costs decreased when compared to the prior year period. This change was due to lower research and development spending, no bonus accrual in the first quarter of fiscal 2009 due to lower earnings when compared to the first quarter of fiscal 2008 and a decrease in projects which qualify for capitalization. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects in the pipeline. However, we expect capitalized software amortization expense to remain relatively consistent with the current quarter for the remainder of fiscal 2009. Costs included in gross product development are salaries of product development personnel, hardware lease expense, computer software expense, telephone expense and rent.

SALES AND MARKETING. For the three-months ended July 31, 2008, sales and marketing expenses were $2.5 million, which is a 1% increase when compared to the three-months ended July 31, 2007. The increase primarily is due to increased headcount, partially offset by a decrease in direct sales commissions. We generally include commissions on indirect sales in cost of sales.

GENERAL AND ADMINISTRATIVE. For the three-months ended July 31, 2008, the 8% decrease in general and administrative expenses to $1.2 million was primarily due to decreased variable compensation costs and lower headcount from the comparable period a year ago. For the three-months ended July 31, 2008 and 2007, the total number of employees were approximately 133 and 140, respectively.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Acquisition-related intangible assets of DMI are stated at historical cost and include certain intangible assets with definitive lives. We are amortizing these intangible assets on a straight-line basis over their expected useful lives of three to six years.

OTHER INCOME:

Other income is principally comprised of investment earnings. For the three-months ended July 31, 2008, the investment earnings decreased by approximately $251,000 when compared to the same period last year due primarily to lower investment yields resulting from a decrease in money market yields by the US Fed. This was partially offset by an increase in the average cash balance. For the three-months ended July 31, 2008, these investments generated an annualized yield of approximately 1.50% compared to approximately 5.20% for the three months ended July 31, 2007.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software; however, we provide for income taxes as if we were filing a separate income tax return. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. In accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we review annually our deferred tax assets for recoverability to determine whether any negative factors are present that would indicate the need for a valuation allowance. We recorded $448,000 in income tax expense in the quarter ended July 31, 2008 compared to $1.6 million in the quarter ended July 31, 2007 (which includes a charge of approximately $283,000 for the establishment of a valuation allowance for a discrete item that occurred in the first quarter of 2008). We expect the Company’s effective tax rate to be in the range of 38% to 40% during fiscal year 2009.

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

The following table shows information about our cash flows and liquidity positions for the quarters ended July 31, 2008 and 2007. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

	Three-Months Ended July 31 (in thousands)
	2008	2007
Net cash provided by operating activities	$2,329	$4,202
Net cash (used in) provided by investing activities	(14,819)	8,633
Net cash (used in) provided by financing activities	(96)	273

Net change in cash and cash equivalents	$(12,586)	$13,108

For the three-months ended July 31, 2008, the decrease in cash provided by operating activities when compared to the same period last year was due primarily to decreases in net earnings, tax benefit of stock options exercised, deferred revenue, deferred income taxes and accounts payable when compared to the same period last year. This decrease was partially offset by an increase in collections of customer accounts receivable. The increase in cash used in investing activities when compared to the same period in the prior year period was due primarily to purchases of investments partially offset by proceeds in maturities of investments. Cash used in financing activities increased compared to the same period in the prior year, due primarily to a decrease in the excess tax benefit from stock-based compensation. This was partially offset by an increase in proceeds from stock option exercises, a decrease in contributions to ASI related to the tax sharing agreement and repurchases of common stock.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated (used) by our activities:

	As of July 31, (in thousands)
	2008	2007
Cash and cash equivalents	$26,133	$29,252
Investments	18,296	6,968

Total cash and investments	$44,429	$36,220

Net change in total cash and investments (three-months ended July 31)	$1,697	$3,904

The change in total cash generated for the three-months ended July 31, 2008 when compared to cash used in the comparable period in the prior year was due primarily to the changes in operating assets and liabilities noted above.

Days Sales Outstanding in accounts receivable were 59 days as of July 31, 2008, compared to 68 days as of July 31, 2007. This decrease was due to improved cash collections during the first quarter of fiscal 2009 as compared to the first quarter of 2008 and in part due to lower recent license fee sales. Our current ratio on July 31, 2008 was 3.4 to 1, compared to 2.8 to 1 on July 31, 2007.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $44.4 million in cash and investments, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor American Software currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

From December 1997 through February 2003 our Board of Directors approved resolutions authorizing us to repurchase up to an aggregate amount of 1,550,000 shares of our common stock. The timing of any repurchases would depend on market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Through September 9, 2008, we had purchased a cumulative total of 1,480,145 shares at a total cost of $9.2 million. In the first quarter of fiscal 2009, we purchased 39,620 shares of common stock at an average price of $7.49 per share for a total price of approximately $296,841. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under our repurchase program.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. We will adopt SFAS No. 141R effective May 1, 2009 and apply it to any business combinations on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 requires noncontrolling ownership interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the statement of operations. SFAS No. 160 is effective for all periods beginning after December 15, 2008. We do not expect our adoption of SFAS No. 160 to have a material impact on our 2010 consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of General Accepted Accounting Principles.” This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Our adoption of SFAS No. 162 is not expected to have a material impact on our 2009 consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of evaluating the impact of adopting FSP 142-3 on our 2010 consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have based the foregoing discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for the fiscal year ended April 30, 2008, describes the significant accounting policies that we have used in preparing our financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to those related to revenue/vendor specific object evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible assets, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

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

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill and intangible assets are impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At July 31, 2008, our goodwill balance was $5.8 million and our intangible assets with definite lives balance was $777,000, net of accumulated amortization.

Valuation of Capitalized Software Assets. We capitalize certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, we capitalize all software development costs and we report those costs at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. During the fiscal year ended April 30, 2008, we recorded an impairment charge of $1.2 million based on such analysis. Capitalized computer software development costs are being amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the consolidated statements of operations. At July 31, 2008, our capitalized computed software balance was $4.5 million, net of accumulated amortization.

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

Foreign Currency. For the quarter ended July 31, 2008, we generated approximately 19% of our revenues outside the United States. We usually make international sales directly through our foreign operations or through value added resellers. We typically denominate these sales in U.S. Dollars, British Pounds Sterling, or Euros. However, we denominate the expenses that we incur in our foreign operations in the local currency. The effects of foreign exchange rate fluctuations have not historically had a material impact on our financial consolidated statements. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. For the three-months ended July 31, 2008, we recorded an exchange rate gain of $5,363 compared to an exchange rate loss of $29,660 for the three-months ended July 31, 2007. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $96,000 exchange gain or loss for the three months ended July 31, 2008. We have not engaged in any hedging activities.

Interest rates and other market risks. We have no debt, so we have limited our discussion of interest rate risk to risks associated with our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. Dollars. The fair market value and carrying value of securities held at July 31, 2008 and 2007 were approximately $43.7 million and $33.8 million, respectively.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2008. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2008.

We believe our financial statements fairly present in all material respects our financial position, results of operations and cash in our quarterly report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in legal proceedings requiring disclosure under this item.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the quarter ended July 31, 2008:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
May 1, 2008 through May 31, 2008	0	$0.00	0	109,475
June 1, 2008 through June 30, 2008	39,620	$7.49	39,620	69,855
July 1, 2008 through July 31, 2008	0	$0.00	0	69,855

Total Fiscal 2009 First Quarter	39,620	$7.49	39,620	69,855

*	The above share purchase authority was approved by our Board of Directors in December 1997, November 1998 and in February 2003, when the Board approved resolutions authorizing us to repurchase an aggregate of up to 1.6 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1. Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGILITY, INC.

Date:	September 9, 2008	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President and Chief Executive Officer

Date:	September 9, 2008	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date:	September 9, 2008	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal Accounting Officer