Form 10-Q
period 2008-10-31
LOGILITY INC
filed 2008-12-10
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at December 10, 2008
Common Stock, no par value	12,885,267 Shares

LOGILITY, INC. AND SUBSIDIARY

Form 10-Q

Quarter Ended October 31, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Logility, Inc. and Subsidiary

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	October 31, 2008	April 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$25,418	$38,719
Investments	12,421	4,013
Trade accounts receivable, less allowance for doubtful accounts of $116 at October 31, 2008 and $115 at April 30, 2008:
Billed	4,060	6,897
Unbilled	1,234	1,424
Deferred income taxes	73	74
Due from American Software, Inc	105	—
Prepaid expenses and other current assets	2,261	2,256

Total current assets	45,572	53,383
Investments – Noncurrent	7,404	—
Furniture, equipment, and purchased software, net	336	401
Capitalized computer software development costs, less accumulated amortization	4,472	4,560
Goodwill	5,809	5,809
Other intangibles, net	683	871
Other assets	38	48

Total assets	$64,314	$65,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$215	$543
Accrued compensation and related costs	915	1,282
Accrued reseller commissions	890	1,013
Other current liabilities	883	965
Deferred revenue	11,116	12,622
Due to American Software, Inc.	—	638

Total current liabilities	14,019	17,063

Deferred income taxes	1,598	1,620

Total liabilities	15,617	18,683

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 14,367,412 and 14,299,762 shares issued at October 31, 2008 and April 30, 2008, respectively	—	—
Additional paid-in capital	43,788	43,249
Retained earnings	14,298	12,051
Treasury stock, at cost – 1,507,267 and 1,440,525 shares at October 31, 2008 and April 30, 2008, respectively	(9,389)	(8,911)

Total shareholders’ equity	48,697	46,389

Commitments and contingencies

Total liabilities and shareholders’ equity	$64,314	$65,072

See accompanying notes to condensed consolidated financial statements – unaudited.

Item 1.	Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Revenues:
License	$3,272	$3,399	$5,281	$8,076
Services and other	1,387	2,039	2,956	4,051
Maintenance	5,824	5,696	11,634	10,971

Total revenues	10,483	11,134	19,871	23,098

Cost of revenues:
License	1,486	1,520	2,738	3,154
Services and other	790	1,023	1,692	2,045
Maintenance	1,264	1,267	2,455	2,347

Total cost of revenues	3,540	3,810	6,885	7,546

Gross margin	6,943	7,324	12,986	15,552

Operating expenses:
Research and development	1,287	1,318	2,552	2,670
Sales and marketing	2,248	2,426	4,723	4,878
General and administrative	1,129	1,293	2,359	2,630
Amortization of acquisition-related intangibles	87	87	174	174

Total operating expenses	4,751	5,124	9,808	10,352

Operating income	2,192	2,200	3,178	5,200
Other income, net	29	504	185	913

Earnings before income taxes	2,221	2,704	3,363	6,113
Income tax expense	669	1,031	1,117	2,593

Net earnings	$1,552	$1,673	$2,246	$3,520

Earnings per common share:
Basic	$0.12	$0.13	$0.17	$0.27

Diluted	$0.12	$0.13	$0.17	$0.26

Shares used in the calculation of earnings per common share:
Basic	12,873	12,953	12,866	12,943

Diluted	13,056	13,307	13,078	13,343

See accompanying notes to condensed consolidated financial statements – unaudited.

Item 1.	Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended October 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$2,246	$3,520
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	222	178
Depreciation and amortization	1,408	1,620
Bond amortization	72	—
Tax benefit of stock options exercised	163	1,109
Excess tax benefits from stock based compensation	(60)	(705)
Deferred income taxes	(21)	787
Decrease (increase) in assets:
Accounts receivable, net	3,027	2,837
Prepaid expenses and other assets	5	(131)
Due to American Software, Inc .	(743)	994
Increase (decrease) in liabilities:
Accounts payable, accrued compensation and related costs, accrued reseller commissions and other current liabilities	(900)	(1,634)
Deferred revenue	(1,506)	(510)

Net cash provided by operating activities	3,913	8,065

Cash flows from investing activities:
Additions to capitalized computer software development costs	(1,022)	(1,155)
Purchases of furniture, equipment, and computer software costs	(45)	(125)
Proceeds from maturities of investments	55,420	42,057
Purchases of investments	(71,303)	(25,885)

Net cash (used in) provided by investing activities	(16,950)	14,892

Cash flows from financing activities:
Proceeds from exercise of stock options	233	232
Dividends to American Software, Inc.	(79)	(28)
Excess tax benefits from stock-based compensation	60	705
Repurchases of common stock	(478)	(338)

Net cash (used in) provided by financing activities	(264)	571

Net change in cash and cash equivalents	(13,301)	23,528
Cash and cash equivalents at beginning of period	38,719	16,144

Cash and cash equivalents at end of period	$25,418	$39,672

See accompanying notes to condensed consolidated financial statements – unaudited.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited

October 31, 2008

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at October 31, 2008, the results of operations for the three and six months ended October 31, 2008 and 2007 and cash flows for the six months ended October 31, 2008 and 2007. The results for the three and six months ended October 31, 2008 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended April 30, 2008.

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

The condensed consolidated financial statements include the accounts of Logility, Inc., and its wholly owned subsidiary, Demand Management, Inc. (“DMI”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize fees as we perform services. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14), we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenues in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $182,000 and $366,000 for the three and six months ended October 31, 2008, respectively, and $259,000 and $441,000 for the three and six months ended October 31, 2007, respectively.

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

No single customer accounted for more than 10% of total revenues for the three and six months ended October 31, 2008 and 2007.

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

The numerator in calculating both basic and diluted earnings per share of common stock for each period is the same as net earnings. The denominator is based on the number of shares of common stock as shown in the following table:

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
	(in thousands, except per share data)		(in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding	12,873	12,953	12,866	12,943
Dilutive effect of outstanding stock options	183	354	212	400

Total	13,056	13,307	13,078	13,343

Net earnings	$1,552	$1,673	$2,246	$3,520

Net earnings per common share:
Basic	$0.12	$0.13	$0.17	$0.27

Diluted	$0.12	$0.13	$0.17	$0.26

For the three and six months ended October 31, 2008, we excluded options to purchase 188,033 and 183,533 shares of common stock, respectively, and for the three and six months ended October 31, 2007, we excluded options to purchase 18,795 and 29,590 shares of common stock, respectively, from the computation of diluted earnings per share. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of October 31, 2008, we had a total of 604,450 options outstanding and as of October 31, 2007, we had a total of 681,365 options outstanding.

H.	Share Repurchases

Our Board of Directors has authorized the repurchase of up to 1,550,000 shares of our common stock. We have repurchased 1,507,267 shares of our common stock for approximately $9.4 million as of October 31, 2008.

I.	Stock-Based Compensation

We recorded stock option compensation cost of approximately $108,000 and $89,000 and related income tax benefits of approximately $7,500 and $7,000 during the three months ended October 31, 2008 and 2007, respectively. We recorded stock option compensation cost of approximately $222,000 and $178,000 and related income tax benefits of approximately $14,000 and $25,000 during the six months ended October 31, 2008 and 2007, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period.

SFAS 123(R) requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. We generated excess tax benefits of $60,000 and $705,000 for the six months ended October 31, 2008 and 2007, respectively.

During the six months ended October 31, 2008 and 2007, we issued 67,650 and 70,926 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended October 31, 2008 and 2007 based on market value at the exercise dates was approximately $243,000 and $569,000, respectively. As of October 31, 2008, unrecognized compensation cost related to unvested stock option awards totaled approximately $1.2 million which we expect to recognize over a weighted average period of 1.9 years.

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

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following is a general description of the valuation methodologies used for financial assets and liabilities measured at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Cash Equivalents – Cash equivalents include investments in government obligation based money-market funds, other money market instruments, and interest-bearing deposits with initial or remaining terms of three months or less. The fair value of cash equivalents approximates its carrying value due to the short-term nature of these instruments.

The following table presents our assets and liabilities that we measured at fair value on a recurring basis as of October 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of October 31, 2008
Cash equivalents	$24,866	—	—	$24,866

Total	$24,866	$—	$—	$24,866

In addition to cash equivalents we also have approximately $19.8 million in held-to-maturity investments. These investments consist of tax-exempt state and municipal bonds as well as U.S Government debt securities. These investments are recorded at amortized cost.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS 115,” permits but does not require us to measure financial instruments and certain other items at fair value. We did not elect to measure our financial instruments under the provisions of SFAS No. 159 thus our adoption of this statement effective May 1, 2008 did not have an impact on our condensed consolidated financial statements.

K.	Agreements with American Software, Inc. (“ASI”)

We have entered into certain contractual arrangements with ASI, as described below. Because ASI owns a majority of our shares, the terms of these agreements do not reflect arm’s length negotiation. However, our management believes that the rates negotiated in the agreements reflect fair market values.

Tax Sharing Agreement—In accordance with our Tax Sharing Agreement with ASI, we compute a separate, stand-alone income tax provision and settle balances due to or from ASI on this basis. In addition to other matters, we recognize a payable to ASI when stock option benefits generated from ASI options exercised by our employees are realized. However, all benefits derived from deferred tax assets, as defined in the Tax Sharing Agreement (which include net operating loss and tax credit carryforwards), that arose prior to the initial public offering (originally in the amount of $5,768,000, of which $1,333,000 was used in 1998) were allocated to ASI. Accordingly, we did not receive any economic benefit from the $4,435,000 of contributed gross deferred tax assets. None of the pre-IPO NOLs remain as of April 30, 2008.

Services Agreement—We purchase or sell various services from or to ASI based upon various cost methodologies as described below:

Service	Cost methodology	Three months ended October 31, 2008	Three months ended October 31, 2007	Six months ended October 31, 2008	Six months ended October 31, 2007
• General corporate services including accounting, insurance and employee benefits services expense	Apportioned based on formula to all ASI subsidiaries	$305,625	$320,601	$593,052	$641,232

• Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	$8,200	$14,475	$18,350	$28,025

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

Facilities Agreement—We lease various properties from ASI for specified square foot rates pursuant to a Facilities Agreement dated August 1, 1997, which the parties have renewed automatically annually since the initial two-year term. The stated term of the agreement was for two years and is renewed automatically thereafter for successive one-year terms; however, either party may terminate the agreement after a 90 day notice. ASI also allocates utilities, telephone and security expenses under this agreement based on our percentage of occupancy. Our lease of space at any facility under the agreement is limited by the term of the underlying lease between ASI and a landlord with respect to any facility leased by ASI and is subject to the disposition by

ASI of any facility that ASI owns. The parties valued the services related to this agreement at $104,000 and $105,000 for the three months ended October 31, 2008 and 2007, respectively, and $212,000 and $211,000 for the six months ended October 31, 2008 and 2007, respectively.

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

We more often than not indemnify our customers against damages and costs resulting from claims of patent, copyright or trademark infringement associated with use of our products. We have historically not been required to make any payments under such indemnifications. However, we continue to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the indemnifications when those losses are estimable. In addition, we warrant to customers that our products operate substantially in accordance with the software product’s specifications. Historically, no costs have been incurred related to software product warranties and none are expected in the future, and as such no accruals for software product warranty costs have been made. Additionally, we are involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements,” and FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective for the entity’s fiscal year that begins after November 15, 2007. We did not elect to measure at fair value any of its financial instruments under the provisions of SFAS No. 159. Thus our adoption of this statement effective May 1, 2008 did not have an impact on our consolidated financial statements (see Note J).

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

Our cost of revenues for licenses includes amortization of capitalized computer software development costs, salaries and benefits and value added reseller (VAR) commissions. Costs for maintenance and services revenues include the cost of personnel to conduct implementations, customer support and consulting, and other personnel related expenses as well as agent commission expenses related to maintenance revenues generated by the indirect channel.

We account for the development costs of software intended for sale in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We monitor the net realizable value of our capitalized software quarterly based on an estimate of future product revenues. We currently expect to fully recover the value of the capitalized software asset recorded on our consolidated balance sheet; however, if future product revenues are less than management’s current expectations, we may incur a write-down of capitalized software costs.

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

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended October 31, 2008 and 2007:

	Percentage of Total Revenues		Pct. Change in Dollars
	2008	2007	2008 vs 2007
Revenues:
License	31%	31%	(4)%
Services and other	13	18	(32)
Maintenance	56	51	2

Total revenues	100	100	(6)

Cost of revenues:
License	14	14	(2)
Services and other	8	9	(23)
Maintenance	12	11	—

Total cost of revenues	34	34	(7)

Gross margin	66	66	(5)

Operating expenses:
Research and development	17	18	(7)
Less: Capitalizable software	(5)	(6)	(18)
Sales and marketing	21	22	(7)
General and administrative	11	12	(13)
Amortization of acquisition-related intangibles	1	1	—

Total operating expenses	45	47	(7)

Operating income	21	19	—
Other income, net	0	5	nm

Earnings before income taxes	21	24	(18)
Income tax expense	6	9	(35)

Net earnings	15%	15%	(7)%

nm - not meaningful

Six-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the six months ended October 31, 2008 and 2007:

	Percentage of Total Revenues		Pct. Change in Dollars
	2008	2007	2008 vs 2007
Revenues:
License	26%	35%	(35)%
Services and other	15	18	(27)
Maintenance	59	47	6

Total revenues	100	100	(14)

Cost of revenues:
License	14	14	(13)
Services and other	9	9	(17)
Maintenance	12	10	5

Total cost of revenues	35	33	(9)

Gross margin	65	67	(16)

Operating expenses:
Research and development	18	17	(7)
Less: Capitalizable software	(5)	(5)	(11)
Sales and marketing	24	21	(3)
General and administrative	12	11	(10)
Amortization of acquisition-related intangibles	1	1	—

Total operating expenses	50	45	(5)

Operating income	15	22	(39)
Investment impairment	—	—	nm
Other income, net	1	4	(80)

Earnings before income taxes	16	26	(45)
Income tax expense	6	11	(57)

Net earnings	10%	15%	(36)%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED

OCTOBER 31, 2008 AND 2007:

REVENUES:

OVERVIEW: For the three and six months ended October 31, 2008, the 6% and 14% decrease in revenues from the three and six months ended October 31, 2007, respectively, was primarily attributable to decreases in services and other and license fees partially offset by an increase in maintenance revenues. The primary reasons for these decreases were lower license fees sales in recent periods as a result of the poor economic environment, which resulted in lower implementation services billing and license fee sales when compared to the same periods last year. We believe that in recent quarters economic and industry conditions have become more difficult resulting in delayed software purchases. International revenues represented approximately 15% and 17% of total revenues for the three and six months ended October 31, 2008, respectively, and 16% of total revenues for the three and six months ended October 31, 2007. Our revenues, and particularly our international revenues, may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period. No single customer accounted for more than 10% of our total revenues in the three and six months ended October 31, 2008 and 2007.

LICENSES. The 4% and 35% decreases in license fees in the three and six months ended October 31, 2008, respectively, compared to the same periods last year were primarily the result of a more difficult selling environment. In particular, the financial crisis that emerged during the three month period ended October 31, 2008 has interfered with customers’ normal sources of financing and has greatly increased the level of uncertainty about future economic conditions. The direct sales channel provided approximately 48% and 43% of license fee revenues for the three and six months ended October 31, 2008, respectively, compared to approximately 52% and 56% of license fee revenues for the three and six months ended October 31, 2007, respectively. These decreases were due primarily to improved sales execution from our indirect channel. For the three and six months ended October 31, 2008, our margins after commissions on direct sales were approximately 89% and 87%, respectively, compared to approximately 79% and 84%, respectively, for the three and six months ended October 31, 2007. For the three and six months ended October 31, 2008, our margins after commissions on indirect sales were approximately 49% and 50%, respectively, compared to 50% for the three and six months ended October 31,2007. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

SERVICES AND OTHER. The 32% and 27% decreases in services and other revenues for the three and six months ended October 31, 2008, respectively, from the corresponding periods in the previous fiscal year, were primarily the result of a decrease in overall software implementation project work as a result of decreased license fee sales in recent quarters. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. The 2% and 6% increases in maintenance revenues for the three and six months ended October 31, 2008, respectively, compared to the corresponding periods in the previous fiscal year, were primarily the result of license fees sales in the recent quarters and improved customer retention on maintenance support. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Three months ended October 31,				Six months ended October 31,
($000’s omitted)	2008		2007		2008		2007
Gross margin on license fees:	$1,786	55%	$1,879	55%	$2,543	48%	$4,922	61%
Gross margin on services and other:	597	43%	1,016	50%	1,264	43%	2,006	50%
Gross margin on maintenance:	4,560	78%	4,429	78%	9,179	79%	8,624	79%

Total gross margin:	$6,943	66%	$7,324	66%	$12,986	65%	$15,552	67%

For the three and six months ended October 31, 2008, the total gross margin percentages were approximately the same as the corresponding periods last year.

LICENSES. The gross margin percentage on license fees for the three months ended October 31, 2008 were unchanged when compared to the same period in the prior year, as our license fee revenues decreased only slightly. The gross margin percentage on license fees for the six months ended October 31, 2008 decreased due to the decrease in license fee sales when compared to the same period in the prior year. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees. To a lesser degree, our license fee gross margin percentage in a given period is related to the variable expense of DMI’s agent commissions, and the proportion of license fees represented by DMI in that period.

SERVICES AND OTHER. For the three months and six months ended October 31, 2008, services gross margin percentage decreased due primarily to lower implementation billings resulting in lower staff utilization rates when compared to the same period in the prior fiscal year. Services and other gross margin normally are directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively fixed in the short term.

MAINTENANCE. For the three and six months ended October 31, 2008, maintenance gross margin percentage was relatively consistent when compared to the same period in the periods last year.

OPERATING EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended ($000’s omitted)
	October 31, 2008	Percent Change	October 31, 2007
Gross product research and development costs	$1,803	(7)%	$1,948
Percentage of total revenues	17%		17%
Less: Capitalized computer software research and development costs	$(516)	(18)%	$(630)
Percentage of gross product research and development costs	29%		32%

Product research and development expenses	$1,287	(2)%	$1,318

Percentage of total revenues	12%		12%
Total amortization of capitalized computer software development costs *	$585	(8)%	$638

	Six Months Ended ($000’s omitted)
	October 31, 2008	Percent Change	October 31, 2007
Gross product research and development costs	$3,574	(7)%	$3,825
Percentage of total revenues	18%		17%
Less: Capitalized computer software research and development costs	$(1,022)	(11)%	$(1,155)
Percentage of gross product research and development costs	29%		30%

Product research and development expenses	$2,552	(4)%	$2,670

Percentage of total revenues	13%		12%
Total amortization of capitalized computer software development costs *	$1,161	(9)%	$1,275

*	These expenses are included in cost of license fees

For the three and six months ended October 31, 2008, gross product research and development costs and capitalized software development costs decreased when compared to the prior year period due to timing of project work and lower variable compensation costs. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects in the pipeline. However, we expect capitalized software amortization expense to remain relatively consistent when compared to the current quarter for the remainder of fiscal 2009.

SALES AND MARKETING. For the three and six months ended October 31, 2008, as a result of lower variable compensation and marketing costs, sales and marketing expenses were $2.2 million and $4.7 million, respectively, which were 7% and 3% lower, respectively, when compared to the three and six months ended October 31, 2007. We generally include commissions on indirect sales in cost of sales.

GENERAL AND ADMINISTRATIVE. For the three and six months ended October 31, 2008, general and administrative expenses were $1.1 million and $2.4 million, respectively. For the three and six months ended October 31, 2008, general and administrative expenses were lower primarily due to decreases in employee variable compensation expense when compared to the same periods in the prior years. As of October 31, 2008 and 2007, the numbers of employees were approximately 132 and 144, respectively.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Acquisition-related intangible assets of DMI are stated at historical cost and include certain intangible assets with definite lives. We are amortizing these intangible assets on a straight-line basis over their expected useful lives of three to six years.

OTHER INCOME:

Other income is principally comprised of investment earnings. For the three and six months ended October 31, 2008, our other income decreased by approximately $475,000 and $728,000, respectively, when compared to the same periods last year due primarily to lower investment yields resulting from a decrease in money market yields by the US Federal Reserve. This was partially offset by an increase in the average cash balance. For the three and six months ended October 31, 2008, these investments generated an annualized yield of approximately 1.73% and 1.62%, respectively, compared to approximately 4.98% and 5.09%, respectively, for the three and six months ended October 31, 2007.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by American Software; however, we provide for income taxes as if we were filing a separate income tax return. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. We recorded $669,000 in income tax expense in the quarter ended October 31, 2008 compared to $1.0 million in the quarter ended October 31, 2007. In addition, during the current quarter Congress extended the Research Tax Credit which expired on December 31, 2007. As a result of this extension the Company recorded as a discrete item a tax benefit of approximately $79,000 related to qualified R&D expenses incurred during the period after the credit expired through the end of our prior fiscal year end. We expect our effective tax rate to be in the range of 36% to 39% during fiscal year 2009.

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

The following table shows information about our cash flows and liquidity positions for the quarters ended October 31, 2008 and 2007. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

	Six months ended October 31 (in thousands)
	2008	2007
Net cash provided by operating activities	$3,913	$8,065
Net cash (used in) provided by investing activities	(16,950)	14,892
Net cash (used in) provided by financing activities	(264)	571

Net change in cash and cash equivalents	$(13,301)	$23,528

For the six months ended October 31, 2008, the decrease in cash provided by operating activities when compared to the same period last year was due primarily to decreases in net earnings, tax benefit of stock options exercised, deferred revenue, deferred income taxes and accounts payable when compared to the same period last year. This decrease was partially offset by an increase in collections of customer accounts receivable. The increase in cash used in investing activities when compared to the same period in the prior year period was due primarily to purchases of investments partially offset by proceeds in maturities of investments. Cash used in financing activities increased compared to the same period in the prior year, due primarily to a decrease in the excess tax benefit from stock-based compensation and an increase in repurchases of common stock.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure management uses to view net total cash generated (used) by our activities:

	As of October 31, (in thousands)
	2008	2007
Cash and cash equivalents	$25,418	$39,672
Investments (current and noncurrent)	19,825	—

Total cash and investments	$45,243	$39,672

Net change in total cash and investments (six months ended October 31)	$2,511	$7,356

The change in total cash generated for the three-months ended October 31, 2008, when compared to cash used in the comparable period in the prior year, was due primarily to the changes in operating assets and liabilities noted above.

Days Sales Outstanding in accounts receivable were 46 days as of October 31, 2008, compared to 52 days as of October 31, 2007. This decrease was due in part to improved cash collections during the second quarter of fiscal 2009, as compared to the second quarter of 2008, and in part to lower recent license fee sales. Our current ratio on October 31, 2008 was 3.3 to 1, compared to 3.1 to 1 on October 31, 2007.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $45.2 million in cash and investments, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor American Software currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

From December 1997 through February 2003 our Board of Directors approved resolutions authorizing us to repurchase up to an aggregate amount of 1,550,000 shares of our common stock. The timing of any repurchases would depend on market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Through December 9, 2008, we had purchased a cumulative total of 1,507,267 shares at a total cost of $9.4 million. In the second quarter of fiscal 2009, we purchased 27,122 shares of common stock at an average price of $6.69 per share for a total price of approximately $181,326. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under our repurchase program.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of evaluating the impact of adopting FSP 142-3 on our fiscal 2010 consolidated financial statements.

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

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), long-lived assets, such as property and equipment and intangible assets, are reviewed for Impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining results. If other assumptions and estimates were used in our evaluations, the results could differ materially.

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill and intangible assets are impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At October 31, 2008, our goodwill balance was $5.8 million and our intangible assets with definite lives balance was $683,000, net of accumulated amortization.

Valuation of Capitalized Software Assets. We capitalize certain computer software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, we capitalize all software development costs and we report those costs at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. Capitalized computer software development costs are being amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization. Amortization of capitalized computer software development costs is included in the cost of license revenues in the consolidated statements of operations. At October 31, 2008, our capitalized computer software balance was $4.5 million, net of accumulated amortization.

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

Foreign Currency. For the three and six months ended October 31, 2008, we generated approximately 15% and 17%, respectively, of our revenues outside the United States. We usually make international sales directly through our foreign operations or through value added resellers. We typically denominate these sales in U.S. Dollars, British Pounds Sterling, or Euros. However, we denominate the expenses that we incur in our foreign operations in the local currency. The effects of foreign exchange rate fluctuations have not historically had a material impact on our financial consolidated statements. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. For the three and six months ended October 31, 2008, we recorded exchange rate losses of approximately $187,000 and $182,000 compared to exchange rate gains of approximately $36,000 and $6,000 for the three and six months ended October 31, 2007, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $78,000 exchange gain or loss for the six months ended October 31, 2008. We have not engaged in any hedging activities.

Interest rates and other market risks. We have no debt, so we have limited our discussion of interest rate risk to risks associated with our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. Dollars. The fair market value and carrying values of securities held at October 31, 2008 and 2007 were approximately $44.7 million and $39.0 million, respectively.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2008. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of October 31, 2008.

We believe our financial statements fairly present in all material respects our financial position, results of operations and cash flow in our quarterly report on Form 10-Q.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2008. We are updating those risk factors by adding the risk factor below to highlight the risks that the current global credit crisis presents to us.

Economic, political and market conditions can adversely affect our revenue results and profitability

Our revenue and profitability depend on the overall demand for our software and related services. A regional and/or global change in the economy or financial markets, such as the current global economic downturn, could result in delay or cancellation of customer purchases. Current adverse conditions in credit markets, uncertainty in consumer confidence and spending and the fluctuating cost of fuel and commodities and their effects on the United States and global economies and markets are examples of negative changes that have delayed certain customer purchases. Although these adverse conditions have only delayed a small number of customer deals to date, a further worsening or broadening, or protracted extension, of these conditions may have a more significant negative impact on our operating results. Such negative impacts could include, but are not limited to: a potential deterioration of our maintenance revenue base as customers look to reduce their costs, elongation of our selling cycles, and delay, suspension or reduction of the demand for our products. Weak and uncertain economic conditions also could impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes repurchases of our stock in the quarter ended October 31, 2008:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
August 1, 2008 through August 31, 2008	0	$0.00	0	69,855
September 1, 2008 through September 30, 2008	27,122	$6.69	27,122	42,733
October 1, 2008 through October 31, 2008	0	$0.00	0	42,733

Total Fiscal 2009 Second Quarter	27,122	$6.69	27,122	42,733

*	The above share purchase authority was approved by our Board of Directors in December 1997, November 1998 and in February 2003, when the Board approved resolutions authorizing us to repurchase an aggregate of up to 1.6 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Shareholders on August 19, 2008. At the meeting, a shareholder vote was taken with respect to the re-election of James C. Edenfield as director for a three-year term. There were no other nominees. The terms of Directors Fredrick E. Cooper, Parker H. Petit, John A. White and J. Michael Edenfield continued after the meeting.

The results of the shareholder’s vote were as follows:

Election of James C. Edenfield

Votes “For:” 12,300,512; Withholding Authority to Vote “For:” 457,029.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1. Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGILITY, INC.

Date:	December 10, 2008	By:	/s/ J. Michael Edenfield

J. Michael Edenfield
President and Chief Executive Officer

Date:	December 10, 2008	By:	/s/ Vincent C. Klinges

Vincent C. Klinges
Chief Financial Officer

Date:	December 10, 2008	By:	/s/ Herman L. Moncrief

Herman L. Moncrief
Controller and Principal Accounting Officer