Form 10-Q
period 2009-01-31
LOGILITY INC
filed 2009-03-10
CIK 1043915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☒      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2009
Common Stock, no par value	12,860,145 Shares

LOGILITY, INC. AND SUBSIDIARY

Form 10-Q

Quarter ended January 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Logility, Inc. and Subsidiary

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	January 31, 2009	April 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$28,752	$38,719
Investments	6,626	4,013
Trade accounts receivable, less allowance for doubtful accounts of $116 at January 31, 2009 and $115 at April 30, 2008:
Billed	6,218	6,897
Unbilled	427	1,424
Deferred income taxes	74	74
Prepaid expenses and other current assets	2,450	2,256

Total current assets	44,547	53,383
Investments – Noncurrent	11,931	—
Furniture, equipment and purchased software, net	298	401
Capitalized computer software development costs, less accumulated amortization	4,399	4,560
Goodwill	5,809	5,809
Other intangibles, net	590	871
Other assets	41	48

Total assets	$67,615	$65,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$371	$543
Accrued compensation and related costs	1,286	1,282
Accrued reseller commissions	858	1,013
Other current liabilities	729	965
Deferred revenue	11,581	12,622
Due to American Software, Inc.	650	638

Total current liabilities	15,475	17,063
Deferred income taxes	1,577	1,620

Total liabilities	17,052	18,683

Shareholders’ equity:
Preferred stock: 2,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 20,000,000 shares authorized; 14,367,412 and 14,299,762 shares issued at January 31, 2009 and April 30, 2008, respectively	—	—
Additional paid-in capital	43,898	43,249
Retained earnings	16,054	12,051
Treasury stock, at cost—1,507,267 shares at January 31, 2009 and 1,440,525 shares at April 30, 2008	(9,389)	(8,911)

Total shareholders’ equity	50,563	46,389

Commitments and contingencies
Total liabilities and shareholders’ equity	$67,615	$65,072

See accompanying notes to condensed consolidated financial statements—unaudited.

Item 1.	Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except earnings per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Revenues:
License	$3,671	$2,333	$8,952	$10,409
Services and other	1,271	1,933	4,227	5,985
Maintenance	5,701	5,665	17,335	16,636

Total revenues	10,643	9,931	30,514	33,030

Cost of revenues:
License	994	1,364	3,732	4,518
Services and other	750	853	2,442	2,898
Maintenance	1,211	1,261	3,666	3,609
Write-down of capitalized computer software	—	1,196	—	1,196

Total cost of revenues	2,955	4,674	9,840	12,221

Gross margin	7,688	5,257	20,674	20,809

Operating expenses:
Research and development	1,243	1,239	3,795	3,909
Sales and marketing	2,437	2,402	7,160	7,279
General and administrative	1,134	854	3,492	3,484
Amortization of acquisition-related intangibles	87	87	262	263

Total operating expenses	4,901	4,582	14,709	14,935

Operating income	2,787	675	5,965	5,874
Other income, net	(44)	538	141	1,451

Earnings before income taxes	2,743	1,213	6,106	7,325
Income tax expense	987	378	2,104	2,971

Net earnings	$1,756	$835	$4,002	$4,354

Earnings per common share:
Basic	$0.14	$0.06	$0.31	$0.34

Diluted	$0.14	$0.06	$0.31	$0.33

Shares used in the calculation of earnings per common share:
Basic	12,860	12,964	12,864	12,950

Diluted	12,970	13,336	13,042	13,372

See accompanying notes to condensed consolidated financial statements—unaudited.

Item 1.	Financial Statements (continued)

Logility, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended January 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$4,002	$4,354
Adjustments to reconcile net earnings to net cash provided by operating activities:
Write-down of capitalized computer software development costs	—	1,196
Stock-based compensation expense	332	277
Tax benefit of stock options exercised	163	1,329
Excess tax benefits from stock-based compensation	(60)	(873)
Depreciation and amortization	2,110	2,381
Bond amortization	221	2
Deferred income taxes	(43)	727
Changes in operating assets and liabilities:
Accounts receivable, net	1,676	1,891
Prepaid expenses and other assets	(187)	(408)
Accounts payable and other liabilities	(559)	(3,134)
Deferred revenue	(1,041)	(21)
Due to American Software, Inc.	12	2,493

Net cash provided by operating activities	6,626	10,214

Cash flows from investing activities:
Capitalized computer software development costs	(1,504)	(1,635)
Purchases of furniture, equipment, and computer software costs	(61)	(189)
Proceeds from maturities of investments	73,648	42,057
Purchases of investments	(88,412)	(25,887)

Net cash (used in) provided by investing activities	(16,329)	14,346

Cash flows from financing activities:
Proceeds from exercise of stock options	233	278
Excess tax benefits from stock-based compensation	60	873
Dividend to American Software, Inc.	(79)	(145)
Repurchases of common stock	(478)	(338)

Net cash (used in) provided by financing activities	(264)	668

Net change in cash and cash equivalents	(9,967)	25,228
Cash and cash equivalents at beginning of period	38,719	16,144

Cash and cash equivalents at end of period	$28,752	$41,372

See accompanying notes to condensed consolidated financial statements—unaudited.

LOGILITY, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements – unaudited

January 31, 2009

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of our management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the financial position at January 31, 2009, the results of operations for the three and nine months ended January 31, 2009 and 2008 and cash flows for the nine months ended January 31, 2009 and 2008. The results for the three and nine months ended January 31, 2009 are not necessarily indicative of the results expected for the full year. You should read these statements in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended April 30, 2008.

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to revenue, vendor specific objective evidence (VSOE), bad debts, capitalized software costs, goodwill, intangible asset impairment, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ materially from these estimates under different assumptions or conditions.

We are an approximately 88%-owned subsidiary of American Software, Inc., a publicly held provider of enterprise resource planning and supply chain management software solutions (NASDAQ – AMSWA).

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

We recognize revenue in accordance with Statement of Position No. 97-2 Software Revenue Recognition, (SOP 97-2) and Statement of Position No. 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9).

License. We recognize license revenue in connection with license agreements for standard proprietary software upon delivery of the software, providing we consider collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and VSOE exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, we recognize revenue under the residual method as permitted by SOP 98-9, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenue from sales of third-party products in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19).

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

Services. Revenue derived from services primarily includes consulting, implementation, and training. We primarily bill fees under time and materials arrangements and recognize revenue as we perform services. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-14: Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14), we recognize amounts received for reimbursement of travel and other out-of-pocket expenses incurred as revenue in the condensed consolidated statements of operations under services and other. These amounts totaled approximately $131,000 and $497,000 for the three and nine months ended January 31, 2009, respectively, and $182,000 and $623,000 for the three and nine months ended January 31, 2008, respectively.

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

Unbilled Accounts Receivable. The unbilled receivable balance consists of amounts generated from license fee and services revenues. At January 31, 2009 unbilled license fee and services revenues were approximately $299,000 and $128,000, respectively, and at April 30, 2008 unbilled license fee and services revenues were approximately $1.3 million and $81,000, respectively. Unbilled license fee accounts receivable represents revenue that has been recognized but under the terms of the license agreement, which include specified payment terms that are considered normal and customary, certain payments have not yet been invoiced to the customers. Unbilled services revenues primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period.

F.	Major Customer

No single customer accounted for more than 10% of our total revenues in the three or nine months ended January 31, 2009 and 2008.

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

The numerator in calculating both basic and diluted earnings per share of common stock for each period is the same as net earnings. We base the denominator on the number of shares of common stock as shown in the following table:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
	(in thousands, except per share data)		(in thousands, except per share data)
Common Shares:
Weighted average common shares outstanding	12,860	12,964	12,864	12,950
Dilutive effect of outstanding stock options	110	372	178	422

Total	12,970	13,336	13,042	13,372

Net earnings	$1,756	$835	$4,002	$4,354

Earnings per common share:
Basic	$0.14	$0.06	$0.31	$0.34

Diluted	$0.14	$0.06	$0.31	$0.33

For the three and nine months ended January 31, 2009, we excluded options to purchase approximately 215,000 and 188,000 shares of common stock, respectively, and for the three and nine months ended January 31, 2008, we excluded options to purchase approximately 6,000 and 5,000 shares of common stock, respectively, from the computation of diluted earnings per share. We excluded these option share amounts because the exercise prices of those options were greater than the average market price of the common stock during the applicable period. As of January 31, 2009, we had a total of 605,450 options outstanding and as of January 31, 2008, we had a total of 670,470 options outstanding.

H.	Share Repurchase

Our Board of Directors has authorized the repurchase of up to 1,550,000 shares of our common stock. We have repurchased 1,507,267 shares of our common stock for approximately $9.4 million as of January 31, 2009.

I.	Stock-Based Compensation

We recorded stock option compensation cost of approximately $110,000 and $99,000 and related income tax benefits of approximately $7,300 and $5,000 during the three months ended January 31, 2009 and 2008, respectively. We recorded stock option compensation cost of approximately $332,000 and $277,000 and related income tax benefits of approximately $22,000 and $30,000 during the nine months ended January 31, 2009 and 2008, respectively. We record stock-based compensation expense on a straight-line basis over the vesting period.

SFAS No. 123(R), Share-Based Payment (Revised) (SFAS 123(R)), requires that cash flows resulting from the tax benefits generated by tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. We generated excess tax benefits of $60,000 and $873,000 for the nine months ended January 31, 2009 and 2008, respectively.

During the nine months ended January 31, 2009 and 2008, we issued 67,650 and 83,276 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended January 31, 2009 and 2008, based on market value at the exercise dates was $243,329 and $685,946, respectively. As of January 31, 2009, unrecognized compensation cost related to unvested stock option awards totaled approximately $1.1 million, which we expect to recognize over a weighted average period of 1.8 years.

J.	Fair Value of Financial Instrument

Effective May 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which requires disclosures about our assets and liabilities that are measured at fair value. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received on sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We have not applied the provisions of SFAS No. 157 to non-financial assets, such as our property and equipment, goodwill, capitalized software and certain other assets, which are measured at fair value for impairment assessment. We will apply the provisions of SFAS No. 157 to these assets and liabilities, beginning May 1, 2009, in accordance with FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157.

SFAS No. 157 establishes a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. A number of factors affect market price observability including the type of asset or liability and its characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:

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

The following table presents our assets and liabilities that we measured at fair value on a recurring basis as of January 31, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, (in thousands)
Cash equivalents	$28,049	—	—	$28,049

Total	$28,049	$—	$—	$28,049

In addition to cash equivalents we also have approximately $18.6 million in held-to-maturity investments. These investments consist of tax-exempt state and municipal bonds as well as U.S. Government debt securities and are recorded at amortized cost. Fair values for these securities are obtained from third party broker statements. The fair value amounts are primarily derived from Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These investments consisted of the following at January 31, 2009:

Held-to-maturity:

	Balance as of January 31, (in thousands)
	Carrying value	Fair value	Unrealized gain (loss)
Commercial paper	$—	$—	$—
Corporate bonds	—	—	—
Tax-Exempt & Municipal Bonds	17,554	17,908	354
Government securities	1,003	1,003	—

	$18,557	$18,911	$354

The contractual maturity of debt securities classified as held to maturity at January 31, 2009 were as follows:

Held-to-Maturity:

Balance as of January 31, (in thousands)
Due within one year	$6,626
Due within two years	8,000
Due within three years	2,977
Due after three years	954

$18,557

At January 31, 2009, we do not believe any investments are impaired.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS 115, permits but does not require us to measure financial instruments and certain other items at fair value. We did not elect to measure our financial instruments under the provisions of SFAS No. 159, and thus our adoption of this statement effective May 1, 2008 did not have an impact on our condensed consolidated financial statements.

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

Services Agreement—We purchase or sell various services from or to ASI based upon various cost methodologies as described below:

Service	Cost methodology	Three months ended January 31, 2009	Three months ended January 31, 2008	Nine months ended January 31, 2009	Nine months ended January 31, 2008
General corporate services including accounting, insurance and employee benefits services expense	Apportioned based on formula to all ASI subsidiaries	$336,116	$288,684	$922,224	$929,916

Professional services to our customers (services are available unless ASI determines it is not economic or otherwise feasible)	Cost plus billing with the percentage of costs and expenses to be negotiated	5,750	9,925	24,100	37,950

The Services Agreement had an initial term of three years and is renewed automatically thereafter for successive one-year terms unless either we or ASI elect not to renew its term by giving proper notice. The Services Agreement has been renewed annually since the initial term. We will indemnify ASI against any damages that ASI may incur in connection with its performance of services under the Services Agreement (other than those arising from its gross negligence or willful misconduct), and ASI will indemnify us against any damages arising out of its gross negligence or willful misconduct in connection with ASI’s rendering of services under the Services Agreement.

Facilities Agreement—We lease various properties from ASI for specified square foot rates pursuant to a Facilities Agreement dated August 1, 1997, which the parties have renewed automatically annually since the initial two-year term. The stated term of the agreement was for two years and is renewed automatically thereafter for successive one-year terms; however, either party may terminate the agreement after a 90-day notice. ASI also allocates utilities, telephone and security expenses under this agreement based on our percentage of occupancy. Our lease of space at any facility under the agreement is limited by the term of the underlying lease between ASI and a landlord with respect to any facility leased by ASI and is subject to the disposition by ASI of any facility that ASI owns. The parties valued the services related to this agreement at $118,736 and $113,545 for the three months ended January 31, 2009 and 2008, respectively, and $331,077 and $324,228 for the nine months ended January 31, 2009 and 2008, respectively.

Technology License Agreement—We have granted ASI a nonexclusive, nontransferable, worldwide perpetual right and license to use, execute, reproduce, display, modify and prepare derivatives of our Supply Chain Planning and Execution Solutions, which we call the Logility Voyager Solutions product line (which ASI had transferred to us), provided such license is limited to maintaining and supporting users that have licensed Logility Voyager Solutions products from ASI. Pursuant to this Agreement, we and ASI are required to disclose to one another any and all enhancements and improvements that either party may make or acquire in relation to a Logility Voyager Solutions product, subject to confidentiality requirements imposed by third parties. The term of this Agreement is indefinite, although we may terminate the Agreement for cause, and ASI may terminate it at any time upon 60 days’ prior written notice to us. Upon termination of this Agreement, all rights to Logility Voyager Solutions products licensed by us to ASI revert to us, while all rights to enhancements and improvements that ASI makes to Logility Voyager Solutions products revert to ASI.

Stock Option Agreement—We have granted ASI an option to purchase that number of shares of our common stock that would enable ASI to maintain the 80% ownership percentage required to include Logility in ASI’s consolidated Federal income tax return. The purchase price of the option is the average of the closing price on each of the five business days immediately preceding the date of payment.

L.	Contingencies

We more often than not indemnify our customers against damages and costs resulting from claims of patent, copyright or trademark infringement associated with use of our products. We historically have not been required to make any payments under such indemnifications. However, we continue to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the indemnifications when those losses are estimable. In addition, we warrant to customers that our products operate substantially in accordance with the software products’ specifications. Historically, we have incurred no costs related to software product warranties and accordingly we have made no accruals for software product warranty costs. Additionally, we are involved in various claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

M.	Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 and FSP No. 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. FSP No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (as least annually) until the beginning of the first quarter of fiscal 2010. Our adoption of SFAS No. 157 for financial assets and liabilities on May 1, 2008 did not have a material impact on our consolidated financial statements (see Note J). We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements, and FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective for the entity’s fiscal year that begins after November 15, 2007. We did not elect to measure at fair value any of our financial instruments under the provisions of SFAS No. 159. Thus adoption of this statement effective May 1, 2008 did not have an impact on our consolidated financial statements (see Note J).

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

ECONOMIC OVERVIEW

Corporate capital spending trends and commitments are the primary determinants of the size of the market for business software. Corporate capital spending is, in turn, a function of general economic conditions in the U.S. and abroad, and in particular may be affected by conditions in U.S. and global credit markets. In recent years, the weakness in the overall world economy and the U.S. economy, in particular, has resulted in reduced expenditures in the business software market.

Overall information technology spending continues to be relatively weak as a result of the current global economic environment. We believe, over the long-term, that information technology spending will incrementally improve as increased global competition forces companies to improve productivity by upgrading their technology systems. Although this improvement could slow or regress at any time due in part to the recent concerns in the global capital markets and general economic conditions, we believe that our organizational and financial structure will enable us to take advantage of any sustained economic rebound. Customers continue to take long periods to evaluate discretionary software purchases.

BUSINESS OVERVIEW

We provide supply chain management (SCM) solutions to streamline and optimize the market planning, management, production and distribution of products for manufacturers, suppliers, distributors and retailers. The supply chain refers to the complex network of business relationships with trading partners (customers, suppliers and carriers) used to forecast, source, manufacture, store and deliver products and services to multiple locations and customers by various modes of transportation. Supply chain operations include forecasting, demand management, supply planning, sourcing, manufacturing, logistics, warehouse management and transportation operations within an enterprise as well as with other business-to-business collaborative processes among customers, suppliers and carriers. Our solutions enable enterprises to increase their market visibility, build competitive advantages and increase profitability by reducing costs, increasing revenues, improving operational efficiencies and collaborating with suppliers and customers to more effectively respond to dynamic market conditions. Additionally, our solutions streamline and automate the executive Sales and Operations Planning (S&OP) process to create and assess business plans that profitably match supply with demand while synchronizing supply chain operations with strategic corporate goals.

We derive revenues primarily from three sources: software licenses, services and other, and maintenance. We generally determine software license fees based on the number of modules, servers, users and/or sites licensed. Services and other revenues consist primarily of fees from software implementation, training, and consulting services. We bill primarily under time and materials arrangements and recognize revenue as we perform services. Maintenance agreements typically are for a one- to three-year term, usually commencing at the time of the initial product license. We generally bill maintenance fees annually in advance under agreements with terms of one to three years, and then recognize the resulting revenue ratably over the term of the maintenance agreement. Deferred revenue represents advance payments or billings for software licenses, services and maintenance billed in advance of the time we recognize the related revenues.

Due to intensely competitive markets, we sometimes discount our license fees from our published list prices in response to pricing pressure in our industry. Numerous factors contribute to the amount of the discounts provided, such as previous customer purchases, the number of customer sites utilizing the software, the number of modules purchased and the number of users, as well as the overall size of the contract. While all these factors affect the discount amount of one contract, the overall percentage discount has not materially changed in recent reported fiscal periods. Accordingly, changes in our revenues from period to period primarily are due to the volume of products and related services sold in any period and the amounts of products or modules purchased with each sale, rather than variations in pricing.

Our cost of revenue for licenses includes amortization of capitalized computer software development costs, salaries and benefits, and value added reseller (VAR) commissions. Costs for maintenance and services revenues include the cost of personnel to conduct implementations, customer support and consulting, and other personnel-related expenses, as well as agent commission expenses related to maintenance revenue generated by the indirect channel.

We account for the development costs of software intended for sale in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. We monitor the net realizable value of our capitalized software quarterly based on an estimate of future product revenues. We currently expect to fully recover the value of the capitalized software asset recorded on our consolidated balance sheet; however, if future product revenues are less than management’s current expectations, we may incur a write-down of capitalized software costs.

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

•

Acquisition Risks. There are risks associated with acquisitions of complementary companies, products and technologies, including the risk that we will not achieve the financial and strategic goals that we contemplate at the time of the transaction. More specifically, in any acquisition we will face risks and challenges associated with the uncertain value of the acquired business or assets, the difficulty of assimilating operations and personnel, integrating acquired technologies and products and maintaining the loyalty of the customers of the acquired business.

•	Competitive Technologies. There is a risk that our competitors may develop technologies that are substantially equivalent or superior to our technology.

•

Competition in General. There are risks inherent in the market for business application software and related services, which has been and continues to be intensely competitive; for example, some of our competitors may become more aggressive with their prices and/or payment terms, which may adversely affect our profit margins.

A discussion of a number of additional risk factors associated with our business is included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2008 and in Item 1A of Part II of this report.

COMPARISON OF RESULTS OF OPERATIONS

Three-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the three months ended January 31, 2009 and 2008:

	Percentage of Total Revenues		Pct. Change in Dollars 2009 vs. 2008
	2009	2008
Revenues:
License	34%	24%	57%
Services and other	12	19	(34)
Maintenance	54	57	1

Total revenues	100	100	7

Cost of revenues:
License	9	14	(27)
Services and other	7	9	(12)
Maintenance	11	13	(4)
Write-down of capitalized computer software	—	12	nm

Total cost of revenues	28	48	(37)

Gross margin	72	52	46

Operating expenses:
Research and development	12	12	—
Sales and marketing	23	24	1
General and administrative	11	9	36
Amortization of acquisition-related intangibles	1	1	—

Total operating expenses	46	46	7

Operating income	26	6	313
Other income, net	—	5	nm

Earnings before income taxes	26	11	126
Income tax expense	9	4	161

Net earnings	16%	7%	110%

nm—not meaningful

Subtotals may not total due to rounding.

Nine-Month Comparisons. The following table sets forth certain revenue and expense items as a percentage of total revenues and the percentage changes in those items for the nine months ended January 31, 2009 and 2008:

	Percentage of Total Revenues		Pct. Change in Dollars 2009 vs. 2008
	2009	2008
Revenues:
License	29%	32%	(14)%
Services and other	14	18	(29)
Maintenance	57	50	4

Total revenues	100	100	(8)

Cost of revenues:
License	12	14	(17)
Services and other	8	9	(16)
Maintenance	12	11	2
Write-down of capitalized computer software	—	4	nm

Total cost of revenues	32	37	(19)

Gross margin	68	63	(1)

Operating expenses:
Research and development	12	12	(3)
Sales and marketing	24	22	(2)
General and administrative	11	11	—
Amortization of acquisition-related intangibles	1	1	—

Total operating expenses	48	45	(2)

Operating income	20	18	2
Other income, net	—	4	nm

Earnings before income taxes	20	22	(17)
Income tax expense	7	9	(29)

Net earnings	13%	13%	(8)%

nm—not meaningful

Subtotals may not total due to rounding.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

JANUARY 31, 2009 AND 2008:

REVENUES:

For the three months ended January 31, 2009, the increase in revenues from the three months ended January 31, 2008 was attributable to an increase in license fees and maintenance revenues partially offset by a decrease in services revenues. The decrease in revenues for the nine months ended January 31, 2009 compared to the same period last year was primarily attributable to decreases in license fees and services revenues partially offset by an increase in maintenance revenues. International revenues represented approximately 17% of total revenues for both the three and nine months ended January 31, 2009, respectively, and 18% and 17% for the three and nine months ended January 31, 2008, respectively. For the quarter ended January 31, 2009, international revenues were primarily from Europe and to a lesser extent Asia.

Our revenues may fluctuate substantially from period to period primarily because we derive most of our license fee revenues from a relatively small number of customers in a given period. No single customer accounted for more than 10% of our total revenues in the three and nine months ended January 31, 2009 or 2008.

LICENSES. We believe the 14% decrease in license fees in the nine months ended January 31, 2009 compared to the same period last year was due to the recent economic uncertainties in the global markets. In particular, the financial crisis that emerged during recent quarters has negatively impacted customers’ normal sources of financing and has greatly increased the level of uncertainty about future economic conditions. We believe the 57% increase in license fees in the three months ended January 31, 2009 compared to the same period last year was due to our ability to close several large license fee transactions. We therefore cannot accurately determine whether the improved third quarter license fee revenues indicate a reversal of the trend in the preceding two quarters.

The direct sales channel provided approximately 78% and 58%, respectively, of license fee revenues for the three and nine months ended January 31, 2009 compared to approximately 44% and 54%, respectively, in the comparable period a year ago. This increase in the direct sales percentage was due primarily to the signing of several large license agreements for our Voyager product line that had been in the pipeline for several quarters through our direct channel and a reduced number of license agreements signed through our indirect channel. For the three and nine months ended January 31, 2009, our margins after commissions on direct sales were approximately 83% and 85%, respectively, and our margins after commissions on indirect sales were approximately 47% and 49%, respectively, for these two periods. These margins did not change significantly from the three and nine months ended January 31, 2008, during which our margins after commissions on direct sales were approximately 82% and 86%, respectively, and our margins after commissions on indirect sales were approximately 46% and 49%, respectively. These margin calculations include only commission expense for comparative purposes and do not include other costs of license fees such as amortization of capitalized software.

Our sales pipeline includes large transactions, which we define as transactions greater than $500,000; mid-size software sales opportunities, which range from $100,000 to $500,000; as well as many smaller opportunities. There is inherent uncertainty in our sales pipeline due to the nature of our sales cycle. As a result, we have limited ability to accurately project future quarterly results, which we expect will continue to be subject to normal quarter-to-quarter variability.

SERVICES AND OTHER. Our services revenue stems primarily from software implementation project work from our Voyager product line. The 34% and 29% decreases in services and other revenues for the three and nine months ended January 31, 2009, respectively, from the corresponding periods in the previous fiscal year were primarily the result of a decrease in overall software implementation services related to timing of project work from lower license fee sales in previous quarters. We have observed that there is a tendency for services and other revenues to lag changes in license revenues by one to three quarters, as new licenses in one quarter often involve implementation and consulting services in subsequent quarters, for which we recognize revenues only as we perform those services.

MAINTENANCE. The 1% and 4% increases in maintenance revenues for the three and nine months ended January 31, 2009, respectively, compared to the corresponding periods in the previous fiscal year were related to new software sales, rate increases on annual renewals and reinstatements of previously cancelled maintenance agreements. These factors were substantially offset by decreases in recurring maintenance revenues due to attrition in our maintenance customer base. Typically, our maintenance revenues have had a direct relationship to current and historic license fee revenues, since new licenses are the potential source of new maintenance customers. We believe our annual recurring maintenance revenue base provides significant stability and enhances our ability to maintain profitable operations.

GROSS MARGIN:

The following table provides both dollar amounts and percentage measures of gross margin:

	Three months ended January 31,				Nine months ended January 31,
($000’s omitted)	2009		2008		2009		2008
Gross margin on license fees:	$2,677	73%	$969	42%	$5,220	58%	$5,891	57%
Gross margin on services and other:	521	41%	1,080	56%	1,785	42%	3,087	52%
Gross margin on maintenance:	4,490	79%	4,404	78%	13,669	79%	13,027	78%
Write-down of capitalized computer software development costs			(1,196)				(1,196)

Total gross margin:	$7,688	72%	$5,257	53%	$20,674	68%	$20,809	63%

Total gross margin excluding write-down of capitalized computer software development costs	$7,688	72%	$6,453	65%	$20,674	68%	$22,005	67%

For the three months ended January 31, 2009, the increase in total gross margin percentage was due primarily to an increase in the license fee gross margin percentages partially offset by a decrease in the services gross margin percentage. The increase in total gross margin percentage for the nine months ended January 31, 2009 compared to the same period in the prior year was due primarily to the fact that services revenues represented a substantially smaller proportion of total revenues and services revenues typically have relatively low margins.

LICENSES. The increase in gross margin percentage on license fees for the three months ended January 31, 2009 were primarily due to higher license fee software sales particularly through our direct channel, which has higher gross margins. The slight increase in gross margin percentage on license fees for the nine months ended January 31, 2009 was due to the higher proportion of license fee software sales generated through our direct channel, compared to our indirect channel. License fee gross margin percentage tends to be directly related to the level of license fee revenues due to the relatively fixed cost of computer software amortization expense and amortization of acquired software, which are the primary components of cost of license fees. To a lesser degree, our license fee gross margin percentage in a given period is related to the variable expense of DMI’s agent commissions, and the proportion of license fees represented by DMI in that period. The bulk of our indirect channel sales are of DMI software.

SERVICES AND OTHER. For the three and nine months ended January 31, 2009, services and other gross margin percentage decreased when compared to the same period in the prior fiscal year due to decreased software implementation project work from our Voyager product line from license fee sales in the prior quarters. Services and other gross margin normally is directly related to the level of services and other revenues. The primary component of cost of services and other revenues is services staffing, which is relatively fixed in the short term.

MAINTENANCE. For the three and nine months ended January 31, 2009, maintenance gross margin percentage was relatively unchanged compared to the same periods last year.

WRITE-DOWN OF CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS. We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the unamortized amount for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. For the three-month and nine-month periods ended January 31, 2008, we incurred a charge of $1,196,000 related to the write-off of certain capitalized software development costs based on this evaluation.

EXPENSES:

RESEARCH AND DEVELOPMENT. Gross product research and development costs include all non-capitalized and capitalized software development costs. A breakdown of the research and development costs is as follows:

	Three months ended (in thousands)
	January 31, 2009	Percent Change	January 31, 2008
Gross product research and development costs	$1,725	(0)%	$1,719
Percentage of total revenues	16%		17%
Less: Capitalized computer software research and development costs	$(482)	(0)%	$(480)
Percentage of gross product research and development costs	28%		28%

Product research and development expenses	$1,243	(0)%	$1,239
Percentage of total revenues	12%		12%
Total amortization of capitalized computer software development costs *	$596	(2%)	$610

	Nine months Ended (in thousands)
	January 31, 2009	Percent Change	January 31, 2008
Gross product research and development costs	$5,298	(4%)	$5,544
Percentage of total revenues	17%		17%
Less: Capitalized computer software research and development costs	$(1,503)	(8)%	$(1,635)
Percentage of gross product research and development costs	28%		29%

Product research and development expenses	$3,795	(3%)	$3,909
Percentage of total revenues	12%		12%
Total amortization of capitalized computer software development costs *	$1,757	(7)%	$1,886

*	- These expenses are included in cost of license fees

For the three months ended January 31, 2009, capitalized software development costs and gross product research and development costs remained consistent when compared to the prior year period. For the nine months ended January 31, 2009, capitalized software development costs and gross product research and development costs decreased when compared to the prior year period. These changes were due to lower headcount in the research and development area. We expect capitalized product development costs to be lower in coming quarters as a result of fewer capitalizable R&D projects in the pipeline. We also expect capitalized software amortization expense to decrease in the next quarter due to several projects being fully amortized as of January 31, 2009.

SALES AND MARKETING. For the three months ended January 31, 2009, sales and marketing expenses were relatively consistent with the comparable period a year ago due to lower headcount and to a lesser extent, lower marketing expense offset by higher commissions as a result of higher license fee sales. For the nine months ended January 31, 2009, sales and marketing expenses were slightly lower than during the comparable period a year ago due to lower headcount and to a lesser extent lower marketing expense. We generally include commissions on indirect sales in cost of sales.

GENERAL AND ADMINISTRATIVE. For the three months ended January 31, 2009, the increase in general and administrative expenses was primarily due to higher legal and audit expenses in the current period as well as a reversal of a bonus compensation accrual in the prior year quarter when our performance declined from earlier quarters in that fiscal year . For the nine months ended January 31, 2009, our general and administrative expenses were substantially unchanged from the same period in the prior year. For the three months ended January 31, 2009 and 2008, the average total numbers of employees were approximately 130 and 143, respectively.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS. Acquisition-related intangible assets of DMI are stated at historical cost and include certain intangible assets with definitive lives. We are amortizing these intangible assets on a straight-line basis over their expected useful lives of six years.

OTHER INCOME:

Other income is principally comprised of investment earnings and exchange rate gains/losses. For the three months ended January 31, 2009, the investment earnings were approximately $156,000 offset by $200,000 in exchange rate losses. For the nine months ended January 31, 2009, the investment earnings were approximately $524,000 offset by $382,000 in exchange rate losses. Investment earnings declined compared to the same periods last year due primarily to lower investment yields resulting from a decrease in money market yields by the U.S. Federal Reserve System. This was partially offset by an increase in the average cash balance.

For the three and nine months ended January 31, 2009, these investments generated an annualized yield of approximately 1.46% and 1.17% respectively, compared to approximately 4.40% and 4.83%, respectively, for the three and nine months ended January 31, 2008.

INCOME TAXES:

We are included in the consolidated federal income tax return filed by ASI; however, we provide for income taxes as if we were filing a separate income tax return. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. We measure deferred tax assets and liabilities using statutory tax rates in effect in the year in which we expect the differences to reverse. We establish a deferred tax asset for the expected future benefit of net operating loss and credit carry-forwards. Under SFAS No. 109, Accounting for Income Taxes, we cannot recognize a deferred tax asset for the future benefit of our net operating losses, tax credits and temporary differences unless we can establish that it is “more likely than not” that we would realize the deferred tax asset. We recorded $987,000 in income tax expense in the quarter ended January 31, 2009 compared to $378,000 in the quarter ended January 31, 2008. We expect our effective tax rate to be in the range of 35% to 37%, excluding discrete items, during fiscal year 2009.

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

The following table shows summary information about our cash flows and liquidity positions during the nine months ended January 31, 2009 and 2008. You should read this table and the discussion that follows in conjunction with our condensed consolidated statements of cash flows contained in “Item 1. Financial Statements” in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

	Nine months ended January 31 (in thousands)
	2009	2008
Net cash provided by operating activities	$6,626	$10,214
Net cash (used in) provided by investing activities	(16,329)	14,346
Net cash (used in) provided by financing activities	(264)	668

Net change in cash and cash equivalents	$(9,967)	$25,228

For the nine months ended January 31, 2009, the decrease in cash provided by operating activities when compared to the same period last year was due primarily to a decrease in the payable due to ASI as a result of payments made to ASI, a write-down of capitalized software development costs in the prior year, a decrease in the tax benefits from stock options exercised driven by a decrease in stock options exercised, a decrease in deferred revenue due to lower revenues and a decrease in deferred income tax accounts receivable when compared to the same period last year. This decrease was partially offset by changes in accounts payable and other accruals due to the timing of payments and lower excess tax benefits from stock-based compensation when compared to the same period last year. The increase in cash used in investing activities when compared to the same period in the prior year period was due primarily to higher purchases of investments partially offset by higher maturities of investments. Cash used in financing activities increased compared to the same period in the prior year, due primarily to a decrease in the excess tax benefits from stock-based compensation, an increase in repurchases of our common stock under the stock buyback program and lower proceeds from the exercise of stock options in the nine months ended January 31, 2009. This was partially offset by a decrease in the deemed distributions for deferred income taxes resulting from our tax sharing agreement with ASI.

The following table shows net changes in total cash, cash equivalents, and investments, which is one measure our management uses to view net total cash generated (used) by our activities:

	As of January 31, (in thousands)
	2009	2008
Cash and cash equivalents	$28,752	$41,372
Investments – short term	6,626	—
Investments – non-current	11,931	—

Total cash and investments	$47,309	$41,372

Net change in total cash and investments (nine months ended January 31)	$4,577	$9,056

The change in total cash generated for the nine months ended January 31, 2009, when compared to cash used in the comparable period in the prior year, was due primarily to the changes in operating assets and liabilities noted above.

Days Sales Outstanding in accounts receivable were 57 days as of January 31, 2009, compared to 67 days as of January 31, 2008. This decrease was due primarily to the timing of closing license fees sales, which, in the current fiscal year were primarily toward the end of the current quarter which resulted in a decrease in the average age of our accounts receivable balance when compared to the prior year period. Our current ratio on January 31, 2009 was 2.9 to 1, compared with 3.2 to 1 on January 31, 2008.

As a result of the positive cash flow from operations our business has generated in recent periods, and because we have $47.3 million in cash, cash equivalents and investments, we believe that our sources of liquidity and capital resources will be sufficient to satisfy our presently anticipated requirements during at least the next twelve months for working capital, capital expenditures and other corporate needs. However, at some future date we may need to seek additional sources of capital to meet our requirements. If such need arises, we may be required to raise additional funds through equity or debt financing. Neither we nor ASI currently have a bank line of credit. We can provide no assurance that bank lines of credit or other financing will be available on terms acceptable to us. If available, such financing may result in dilution to our shareholders or higher interest expense.

From December 1997 through February 2003 our Board of Directors approved resolutions authorizing us to repurchase up to an aggregate amount of 1,550,000 shares of our common stock. The timing of any repurchases would depend on market conditions, the market price of our common stock and management’s assessment of our liquidity and cash flow needs. Through March 11, 2009, we had purchased a cumulative total of 1,507,267 shares at a total cost of $9.4 million. We did not purchase any common stock under the current repurchase plan during the third quarter of fiscal 2009. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the number of remaining shares available for purchase under our repurchase program.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. We will adopt SFAS No. 141R effective May 1, 2009 and apply it to any business combinations on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 requires noncontrolling ownership interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the statement of operations. SFAS No. 160 is effective for all periods beginning after December 15, 2008. We do not expect our adoption of SFAS No. 160 to have a material impact on our 2010 consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of General Accepted Accounting Principles. This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect that our adoption of SFAS No. 162 will have a material impact on our 2009 consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of evaluating the impact of adopting FSP 142-3 on our 2010 consolidated financial statements.

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

Revenue Recognition. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. We recognize license revenues in connection with license agreements for standard proprietary software upon delivery of the software, provided we deem collection to be probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence exists with respect to any undelivered elements of the arrangement. We generally bill maintenance fees annually in advance and recognize the resulting revenue ratably over the term of the maintenance agreement. We derive revenue from services which primarily include consulting, implementation, and training. We bill for these services primarily under time and materials arrangements and recognize revenue as we perform the services. Deferred revenue represents advance payments or billings for software licenses, services, and maintenance billed in advance of the time we recognize revenues. We record revenue from sales of third-party products in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). Furthermore, in accordance with EITF 99-19, we evaluate sales through our indirect channel on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the company 1) acts as principal in the transaction, 2) takes title to the products, 3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and 4) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, we typically record our sales through the DMI channel on a gross basis.

Generally, our software products do not require significant modification or customization. Installation of the products is routine and is not essential to the functionality of the product. Our sales frequently include maintenance contracts and professional services with the sale of our software licenses. We have established vendor-specific objective evidence of fair value (VSOE) for our maintenance contracts and professional services. We determine fair value based upon the prices we charge to customers when we sell these elements separately. We defer maintenance revenue, including revenue from maintenance agreements signed with the initial license agreement execution, based on VSOE, and recognize the revenue ratably over the maintenance contract period. We recognize consulting and training services revenues, including those sold with license fees, as we perform the services based on their established VSOE. We determine the amount of revenue we allocate to the licenses sold with services or maintenance using the “residual method” of accounting. Under the residual method, we allocate the total value of the arrangement first to the undelivered elements based on their VSOE and allocate the remainder to license fees.

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

Valuation of Long-Lived and Intangible Assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill and other intangible assets with indefinite lives. Our goodwill is subject to annual impairment tests, which require us to estimate the fair value of our business compared to the carrying value. The impairment reviews require an analysis of future projections and assumptions about our operating performance. Should such review indicate the assets are impaired, we would record an expense for the impaired assets.

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144), we review long-lived assets, such as property and equipment and intangible assets with definite lives, for impairment whenever events or changes in circumstances have indicated that the carrying amount of an asset may not be recoverable. Recoverability would be measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The determination of estimated future cash flows, however, requires management to make estimates. Future events and changes in circumstances may require us to record a significant impairment charge in the period in which such events or changes occur. Impairment testing requires considerable analysis and judgment in determining results. If we used other assumptions and estimates in our evaluations, the results could differ significantly.

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed was impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. As of January 31, 2009, our goodwill balance was $5.8 million and our intangible assets with definite lives balance was $590,000, net of accumulated amortization.

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

Foreign Currency. For both the three and nine months ended January 31, 2009, we generated approximately 17% of our revenues from international sales, primarily in Europe. We usually make international sales directly through our foreign operations or through value added resellers. We typically denominate these sales in U.S. Dollars, British Pounds Sterling, or Euros. However, we denominate the expenses that we incur in our foreign operations in the local currency. The effects of foreign exchange rate fluctuations have not historically had a material impact on our consolidated financial statements. Where transactions may be denominated in foreign currencies, we are subject to market risk with respect to fluctuations in the relative value of currencies. For the three and nine months ended January 31, 2009, respectively, we recorded exchange rate losses of approximately $200,000 and $382,000 compared to exchange rate gains of approximately $91,000 and $97,000 for the three and nine months ended January 31, 2008, respectively. We estimate that a 10% movement in foreign currency rates would have had the effect of creating up to a $119,000 exchange rate gain or loss for the nine months ended January 31, 2009. We have not engaged in any hedging activities.

Interest rates and other market risks. We have no debt, so we have limited our discussion of interest rate risk to risks associated with our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio of held-to-maturity instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with our investment policy. These instruments are denominated in U.S. Dollars. The fair market value and carrying value of securities held on January 31, 2009 and 2008 were approximately $46.6 million and $40.9 million, respectively.

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

Our chief executive officer and chief financial officer, with the assistance of our Disclosure Committee, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual report on Form 10-K and quarterly reports on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective in providing such reasonable assurance as of the end of the period covered by this quarterly report.

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

Economic, political and market conditions can adversely affect our revenue results and profitability

Our revenue and profitability depend on the overall demand for our software and related services. A regional or global change in the economy or financial markets, such as the current global economic downturn, could result in delay or cancellation of customer purchases. Current adverse conditions in credit markets, uncertainty in consumer confidence and spending and the fluctuating cost of fuel and commodities and their effects on the United States and global economies and markets are examples of negative changes that have delayed certain customer purchases. Although these adverse conditions have only delayed a small number of customer transactions to date, and have been substantially offset by other factors, a further worsening or broadening, or protracted extension, of these conditions may significantly and negatively affect our operating results. Such negative effects could include, but are not limited to (1) a potential deterioration of our maintenance revenue base as customers look to reduce their costs, (2) elongation of our selling cycles, and (3) delay, suspension or reduction of the demand for our products. Weak and uncertain economic conditions also could impair our customers’ ability to pay for our products or services. Any of these factors could adversely impact our business, quarterly or annual operating results and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our stock in the quarter ended January 31, 2009:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
November 1, 2008 through November 30, 2008	0	$0.00	0	42,733
December 1, 2008 through December 31, 2008	0	$0.00	0	42,733
January 1, 2009 through January 31, 2009	0	$0.00	0	42,733
Total Fiscal 2009 Third Quarter	0	$0.00	0	42,733

*	The above share purchase authority was approved by our Board of Directors in December 1997, November 1998 and February 2003, when the Board approved resolutions authorizing us to repurchase an aggregate of up to 1.6 million shares of common stock. These actions were announced in November 1998 and on February 19, 2003, respectively. The authorizations have no expiration dates.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits 31.1-31.2. Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1. Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGILITY, INC.

Date:	March 10, 2009	By:	/s/ J. Michael Edenfield
J. Michael Edenfield
President and Chief Executive Officer

Date:	March 10, 2009	By:	/s/ Vincent C. Klinges
Vincent C. Klinges
Chief Financial Officer

Date:	March 10, 2009	By:	/s/ Herman L. Moncrief
Herman L. Moncrief
Controller and Principal
Accounting Officer